Form 10-Q
period 2017-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2017-10-31
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒      NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of October 26, 2017, 78,465,013 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Land	$615,280	$573,315
Income producing property	2,214,864	2,112,088
	2,830,144	2,685,403
Accumulated depreciation and amortization	(715,228)	(657,425)
Net income producing property	2,114,916	2,027,978
Properties under development or held for future development	49,065	40,232
Total real estate held for investment, net	2,163,981	2,068,210
Investment in real estate sold or held for sale, net	7,011	—
Cash and cash equivalents	11,326	11,305
Restricted cash	1,442	6,317
Rents and other receivables, net of allowance for doubtful accounts of $2,494 and $2,377, respectively	73,545	64,319
Prepaid expenses and other assets	126,589	103,468
Other assets related to properties sold or held for sale	400	—
Total assets	$2,384,294	$2,253,619
Liabilities
Notes payable, net	$894,103	$843,084
Mortgage notes payable, net	96,045	148,540
Lines of credit	189,000	120,000
Accounts payable and other liabilities	66,393	46,967
Dividend payable	—	22,414
Advance rents	10,723	11,750
Tenant security deposits	9,528	8,802
Liabilities related to properties sold or held for sale	311	—
Total liabilities	1,266,103	1,201,557
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 78,464 and 74,606 shares issued and outstanding, respectively	785	746
Additional paid in capital	1,487,157	1,368,636
Distributions in excess of net income	(377,968)	(326,047)
Accumulated other comprehensive income	6,848	7,611
Total shareholders’ equity	1,116,822	1,050,946
Noncontrolling interests in subsidiaries	1,369	1,116
Total equity	1,118,191	1,052,062
Total liabilities and equity	$2,384,294	$2,253,619

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Real estate rental revenue	$82,819	$79,770	$243,776	$236,312
Expenses
Real estate expenses	29,646	29,164	86,200	86,073
Depreciation and amortization	27,941	30,905	83,271	82,104
Acquisition costs	—	—	—	1,178
General and administrative	5,327	4,539	16,712	15,018
Real estate impairment	5,000	—	5,000	—
Casualty gain	—	—	—	(676)
	67,914	64,608	191,183	183,697
Other operating income
Gain on sale of real estate	—	77,592	—	101,704
Real estate operating income	14,905	92,754	52,593	154,319
Other (expense) income
Interest expense	(12,176)	(13,173)	(35,634)	(41,353)
Other income	84	83	209	205
Income tax (expense) benefit	—	(2)	107	691
	(12,092)	(13,092)	(35,318)	(40,457)
Net income	2,813	79,662	17,275	113,862
Less: Net loss attributable to noncontrolling interests in subsidiaries	20	12	56	32
Net income attributable to the controlling interests	$2,833	$79,674	$17,331	$113,894

Basic net income attributable to the controlling interests per common share	$0.04	$1.07	$0.22	$1.59

Diluted net income attributable to the controlling interests per common share	$0.04	$1.07	$0.22	$1.59
Weighted average shares outstanding – basic	77,291	73,994	76,292	71,348
Weighted average shares outstanding – diluted	77,423	74,133	76,415	71,520
Dividends declared per share	$0.30	$0.30	$0.90	$0.90

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,813	$79,662	$17,275	$113,862
Other comprehensive income:
Unrealized (loss) gain on interest rate hedges	(9)	739	(763)	(4,320)
Comprehensive income	2,804	80,401	16,512	109,542
Less: Comprehensive loss attributable to noncontrolling interests	20	12	56	32
Comprehensive income attributable to the controlling interests	$2,824	$80,413	$16,568	$109,574

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2016	74,606	$746	$1,368,636	$(326,047)	$7,611	$1,050,946	$1,116	$1,052,062
Net income attributable to the controlling interests	—	—	—	17,331	—	17,331	—	17,331
Net loss attributable to the noncontrolling interests	—	—	—	—	—	—	(56)	(56)
Unrealized loss on interest rate hedge	—	—	—	—	(763)	(763)	—	(763)
Distributions to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Operating partnership units issued with acquisition	—	—	—	—	—	—	376	376
Dividends	—	—	—	(69,252)	—	(69,252)	—	(69,252)
Equity issuances, net of issuance costs	3,587	36	113,189	—	—	113,225	—	113,225
Shares issued under dividend reinvestment program	77	1	2,481	—	—	2,482	—	2,482
Share grants, net of share grant amortization, forfeitures and tax withholdings	194	2	2,851	—	—	2,853	—	2,853
Balance, September 30, 2017	78,464	$785	$1,487,157	$(377,968)	$6,848	$1,116,822	$1,369	$1,118,191

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$17,275	$113,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,271	82,104
Provision for losses on accounts receivable	768	1,163
Casualty gain	—	(676)
Real estate impairment	5,000	—
Gain on sale of real estate	—	(101,704)
Share-based compensation expense	3,561	2,736
Deferred tax benefit	(107)	(741)
Amortization of debt premiums, discounts and related financing costs	1,422	2,389
Changes in operating other assets	(21,300)	(12,864)
Changes in operating other liabilities	4,381	(505)
Net cash provided by operating activities	94,271	85,764
Cash flows from investing activities
Real estate acquisitions, net	(138,371)	(227,413)
Net cash received for sale of real estate	—	243,624
Capital improvements to real estate	(35,186)	(38,202)
Development in progress	(12,988)	(19,658)
Deposit on real estate held for sale	775	—
Cash released from replacement reserve escrows, net	4,572	1,947
Insurance proceeds	—	883
Non-real estate capital improvements	(3,306)	(278)
Net cash used in investing activities	(184,504)	(39,097)
Cash flows from financing activities
Line of credit borrowings, net	69,000	20,000
Dividends paid	(91,666)	(85,648)
Principal payments – mortgage notes payable	(51,815)	(167,197)
Proceeds from term loan	50,000	—
Payment of financing costs	(234)	(1,508)
Distributions to noncontrolling interests	(67)	(143)
Proceeds from dividend reinvestment program	2,482	545
Net proceeds from equity issuances	113,225	172,936
Payment of tax withholdings for restricted share awards	(671)	(889)
Net cash provided by (used in) financing activities	90,254	(61,904)
Net increase (decrease) in cash and cash equivalents	21	(15,237)
Cash and cash equivalents at beginning of period	11,305	23,825
Cash and cash equivalents at end of period	$11,326	$8,588
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$29,188	$34,421
Change in accrued capital improvements and development costs	3,959	2,622
Operating partnership units issued with acquisition	376	—

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“Washington REIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income producing real estate properties in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of September 30, 2017 and December 31, 2016, our TRSs had deferred tax assets of $0.6 million and $0.5 million, respectively, net of valuation allowances of $2.7 million and $2.9 million, respectively. During the 2017 Period (as defined below), we recognized a deferred tax liability of $0.6 million in connection with the acquisition of Watergate 600 (see note 3). As of September 30, 2017 and December 31, 2016, we had net deferred tax liabilities of $1.0 million and $0.4 million, respectively. The deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Pronouncements Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require us to recognize the cumulative effect of initially applying the ASU, if any, as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. While we continue to assess all potential impacts of the standard, we do not expect adoption to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for all entities for fiscal years beginning after December 15, 2017 and for interim periods therein. Early adoption is permitted. We do not expect the new standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new standard is effective for public entities for fiscal years beginning after December 15, 2019 and for interim periods therein with adoption one year earlier permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Upon adoption, for leases in which we are the lessor, the lease contract will be separated into lease and non-lease components in accordance with the provisions outlined within ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The lease component of the contract will be recognized on a straight-line basis in accordance with ASU 2016-02, while the non-lease component will be recognized under the provisions of ASU 2014-09. For lease contracts with a duration of more than one year in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and a corresponding lease liability. Also, only direct leasing costs may be capitalized under the new standard, while current accounting standards allow for the capitalization of indirect leasing costs. We are currently evaluating the impact ASU 2016-02 may have on Washington REIT’s consolidated financial statements.

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

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Within these notes to the financial statements, we refer to the three months ended September 30, 2017 and September 30, 2016 as the “2017 Quarter” and the “2016 Quarter,” respectively and the nine months ended September 30, 2017 and September 30, 2016 as the "2017 Period" and "2016 Period," respectively.

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

NOTE 3: REAL ESTATE

Acquisition

Our current strategy is focused on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We seek to upgrade our portfolio with acquisitions as appropriate opportunities arise. We acquired the following property during the 2017 Period (the “2017 acquisition”):

Acquisition Date	Property	Type	Net Rentable Square Feet	Contract Purchase Price (In thousands)
April 4, 2017	Watergate 600	Office	293,000	$135,000

The results of operations from the 2017 acquisition are included in the consolidated statements of income from the acquisition date and are as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Real estate rental revenue	$4,831	$9,733
Net income	356	1,320

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

The weighted remaining average life for the 2017 acquisition components above, other than land, building and deferred tax liability, are 92 months for tenant origination costs, 85 months for leasing commissions/absorption costs, 16 months for net lease intangible assets and 105 months for net lease intangible liabilities.

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

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of September 30, 2017. In the office segment, we have a redevelopment project at the Army Navy Building, an office property in Washington, DC, to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of September 30, 2017, we had invested $4.4 million in the redevelopment and have placed $4.3 million of the project into service. We have substantially completed the additional amenities and common areas and expect to place 11th floor common areas into service by the end of 2017.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of September 30, 2017, we had invested $27.3 million and $19.0 million, including the costs of acquired land, in The Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of September 30, 2017, we had invested $2.5 million in the redevelopment.

Variable Interest Entity

In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property at 650 North Glebe Road in Arlington, Virginia. Major construction activities at The Maxwell ended during December 2014, and the building became available for occupancy during the first quarter of 2015. Washington REIT was the 90% owner of the joint venture. The real estate development company owned 10% of the joint venture and was responsible for the development and construction of the property. Subsequent to the end of the 2017 Quarter, we purchased the remaining 10% of the joint venture from the real estate development company for a contract purchase price of $4.1 million. Upon the completion of this transaction, the joint venture was dissolved and Washington REIT became sole owner of The Maxwell.

We determined that, prior to completion of this transaction, The Maxwell joint venture was a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. We also determined that Washington REIT was the primary beneficiary of the VIE due to the fact that Washington REIT was determined to have a controlling financial interest in the entity. In January 2016, Washington REIT exercised its right to purchase at par The Maxwell’s construction loan from the original third-party lender. Upon the purchase, the construction loan became an intercompany loan payable from the consolidated VIE to Washington REIT that is eliminated in consolidation. Subsequent to the 2017 Quarter, the intercompany loan payable was extinguished as part of the Washington REIT’s purchase of the joint venture partner’s 10%interest.

As of September 30, 2017 and December 31, 2016, The Maxwell’s assets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$12,851	$12,851
Income producing property	37,960	37,949
Accumulated depreciation and amortization	(6,255)	(4,571)
Other assets	1,016	456
	$45,572	$46,685

As of September 30, 2017 and December 31, 2016, The Maxwell’s liabilities were as follows (in thousands):

	September 30, 2017	December 31, 2016
Mortgage notes payable (1)	$31,580	$31,869
Accounts payable and other liabilities	395	186
Tenant security deposits	94	99
	$32,069	$32,154
(1) The mortgage notes payable balances as of September 30, 2017 and December 31, 2016 are eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016.

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

During the 2017 Quarter, we entered into negotiations to sell Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia. Subsequent to the 2017 Quarter, we executed a letter of intent with a potential buyer for the property and are in the process of negotiating a purchase and sale agreement. Due to the negotiations to sell the property, we evaluated Braddock Metro Center for impairment. We recognized a $5.0 million impairment charge for the 2017 Quarter in order to reduce the carrying value of the property to its estimated fair value. We based this fair valuation on the expected net proceeds from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active. Braddock Metro Center does not meet the criteria for classification as held for sale as of September 30, 2017.

During the second quarter of 2017, we executed a purchase and sale agreement for the sale of Walker House Apartments, a multifamily property in Gaithersburg, Maryland, for a contract sale price of $32.2 million. We determined that the property met the criteria for classification as held for sale as of June 30, 2017, and the property continues to meet the criteria for classification as held for sale as of September 30, 2017. We closed on the sale on October 23, 2017.

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

While the sale of the Maryland Office Portfolio, in the aggregate, constituted an individually significant disposition, the Maryland Office Portfolio does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations. Real estate rental revenue and net income for the Maryland Office Portfolio for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real estate rental revenue	$—	$3,689	$—	$20,266
Net income	—	2,474	—	9,376

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of September 30, 2017, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2017 is as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(189,000)
Unused and available	$411,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2017 Period as follows (in thousands):

Revolving Credit Facility
Balance at December 31, 2016	$120,000
Borrowings	259,000
Repayments	(190,000)
Balance at September 30, 2017	$189,000

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

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income. The resulting unrealized gain (loss) on the effective portions of the cash flow hedges was the only activity in other comprehensive income during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2017 Quarter and 2017 Period and 2016 Quarter and 2016 Period, and therefore hedge ineffectiveness did not impact earnings during the 2017 Quarter and 2017 Period and 2016 Quarter and 2016 Period.

The fair values of the interest rate swaps as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

				Fair Value
				Asset Derivatives
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2017	December 31, 2016
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$747	$417
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	6,101	7,194
	$300,000			$6,848	$7,611

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized (loss) gain on interest rate hedges	$(9)	$739	$(763)	$(4,320)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.1 million will be reclassified as decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2017, the fair value of derivatives is in a net asset position of $6.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2017, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2017 and December 31, 2016 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,727	$—	$1,727	$—	$1,407	$—	$1,407	$—
Interest rate swaps	6,848	—	6,848	—	7,611	—	7,611	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2017 may differ significantly from the amounts presented.

Following is a summary of significant methodologies used in estimating fair values and a schedule of fair values at September 30, 2017 and December 31, 2016.

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

As of September 30, 2017 and December 31, 2016, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$11,326	$11,326	$11,305	$11,305
Restricted cash	1,442	1,442	6,317	6,317
2445 M Street note receivable	2,005	2,194	2,089	2,173
Mortgage notes payable, net	96,045	98,892	148,540	149,997
Lines of credit	189,000	189,000	120,000	120,000
Notes payable, net	894,103	932,766	843,084	873,516

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.2 million and $0.3 million for the 2017 Quarter and 2016 Quarter, respectively, and $3.6 million and $2.7 million for the 2017 Period and 2016 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.0 million and $2.5 million for the 2017 Period and 2016 Period, respectively.

The total unvested restricted share awards at September 30, 2017 was 355,120 shares, which had a weighted average grant date fair value of $30.86 per share. As of September 30, 2017, the total compensation cost related to unvested restricted share awards was $7.4 million, which we expect to recognize over a weighted average period of 37 months.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$2,813	$79,662	$17,275	$113,862
Net loss attributable to noncontrolling interests in subsidiaries	20	12	56	32
Allocation of earnings to unvested restricted share awards	(107)	(200)	(291)	(329)
Adjusted net income attributable to the controlling interests	$2,726	$79,474	$17,040	$113,565
Denominator:
Weighted average shares outstanding – basic	77,291	73,994	76,292	71,348
Effect of dilutive securities:
Operating partnership units	12	—	8	—
Employee restricted share awards	120	139	115	172
Weighted average shares outstanding – diluted	77,423	74,133	76,415	71,520

Basic net income attributable to the controlling interests per common share	$0.04	$1.07	$0.22	$1.59
Diluted net income attributable to the controlling interests per common share	$0.04	$1.07	$0.22	$1.59

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and nine months ended September 30, 2017 and 2016 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,982	$15,604	$24,233	$—	$82,819
Real estate expenses	16,246	3,687	9,713	—	29,646
Net operating income	$26,736	$11,917	$14,520	$—	$53,173
Depreciation and amortization					(27,941)
General and administrative					(5,327)
Interest expense					(12,176)
Other income					84
Real estate impairment					(5,000)
Net income					2,813
Less: Net loss attributable to noncontrolling interests in subsidiaries					20
Net income attributable to the controlling interests					$2,833
Capital expenditures	$5,934	$305	$5,024	$1,356	$12,619
Total assets	$1,231,576	$346,374	$769,873	$36,471	$2,384,294

	Three Months Ended September 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$40,646	$15,404	$23,720	$—	$79,770
Real estate expenses	15,839	3,570	9,755	—	29,164
Net operating income	$24,807	$11,834	$13,965	$—	$50,606
Depreciation and amortization					(30,905)
General and administrative					(4,539)
Interest expense					(13,173)
Other income					83
Gain on sale of real estate					77,592
Income tax benefit					(2)
Net income					79,662
Less: Net loss attributable to noncontrolling interests in subsidiaries					12
Net income attributable to the controlling interests					$79,674
Capital expenditures	$13,919	$2,107	$5,837	$236	$22,099
Total assets	$1,107,687	$354,624	$761,388	$26,791	$2,250,490

	Nine Months Ended September 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$125,118	$46,821	$71,837	$—	$243,776
Real estate expenses	46,513	11,147	28,540	—	86,200
Net operating income	$78,605	$35,674	$43,297	$—	$157,576
Depreciation and amortization					(83,271)
General and administrative					(16,712)
Interest expense					(35,634)
Other income					209
Real estate impairment					(5,000)
Income tax benefit					107
Net income					17,275
Less: Net loss attributable to noncontrolling interests in subsidiaries					56
Net income attributable to the controlling interests					$17,331
Capital expenditures	$16,753	$551	$17,882	$3,306	$38,492

	Nine Months Ended September 30, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$128,201	45,864	$62,247	$—	$236,312
Real estate expenses	49,508	11,660	24,905	—	86,073
Net operating income	78,693	$34,204	$37,342	$—	$150,239
Depreciation and amortization					(82,104)
Acquisition costs					(1,178)
General and administrative					(15,018)
Interest expense					(41,353)
Other income					205
Gain on sale of real estate					101,704
Income tax benefit					691
Casualty gain					676
Net income					113,862
Less: Net loss attributable to noncontrolling interests in subsidiaries					32
Net income attributable to the controlling interests					$113,894
Capital expenditures	$21,944	$6,238	$10,037	$278	$38,497

NOTE 12: SHAREHOLDERS' EQUITY

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2017 Quarter, we issued 1.5 million common shares under the Equity Distribution Agreements at an average price of $32.89 per share, raising $49.3 million in net proceeds. During the 2017 Period, we issued 3.6 million common shares under the Equity Distribution Agreements at an average price of $32.06 per share, raising $113.2 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2017 Quarter, we issued 20,884 common shares under this program at a weighted average price of $32.79 per share, raising $0.7 million in net proceeds. During the 2017 Period, we issued 0.1 million common shares under the dividend reinvestment program at a weighted average price of $32.24 per share, raising $2.5 million in net proceeds.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2017.

We refer to the three months ended September 30, 2017 and September 30, 2016 as the “2017 Quarter” and the “2016 Quarter,” respectively, and the nine months ended September 30, 2017 and September 30, 2016 as the “2017 Period” and “2016 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the risks associated with ownership of real estate in general and our real estate assets in particular; (h) the effects of changes in federal government spending; (i) the supply of competing properties; (j) the ability to maintain an effective system of internal controls; (k) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (l) governmental or regulatory actions and initiatives; (m) terrorist attacks or actions; (n) weather conditions and natural disasters; (o) failure to qualify as a REIT; (p) the availability of and our ability to attract and retain qualified personnel; (q) uncertainty in our ability to continue to pay dividends at the current rates; and (r) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•
Net operating income (“NOI”), calculated as real estate rental revenue less real estate expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization, general and administrative expenses, acquisition costs, real estate impairment and gain or loss on extinguishment of debt.

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

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of September 30, 2017, we owned a diversified portfolio of 50 properties, totaling approximately 6.4 million square feet of commercial space and 4,480 multifamily units, and land held for development. These 50 properties consisted of 20 office properties, 16 retail centers and 14 multifamily properties. On October 23, 2017, we sold Walker House Apartments, a 212-unit multifamily property in Gaithersburg, Maryland, for a contract sale price of $32.2 million.

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net income attributable to the controlling interests	$2,833	$79,674	$(76,841)	(96.4)%
NOI (1)	$53,173	$50,606	$2,567	5.1%
NAREIT FFO (2)	$35,754	$32,975	$2,779	8.4%

(1) See page 26 of the MD&A for a reconciliation of NOI to net income.
(2) See page 35 of the MD&A for a reconciliation of NAREIT FFO to net income.

The lower net income attributable to the controlling interests is primarily due to gains on sale of real estate during the 2016 Quarter ($77.6 million), a real estate impairment charge during the 2017 Quarter ($5.0 million) and higher general and administrative expenses ($0.8 million), partially offset by lower depreciation and amortization expenses ($3.0 million), higher NOI ($2.6 million) and lower interest expense ($1.0 million).

The increase in NOI is primarily due to the Watergate 600 acquisition ($3.3 million) and higher NOI from same-store properties ($1.1 million) and Army Navy Building ($0.2 million), which substantially completed redevelopment activities during the 2017 Quarter. These were partially offset by the property sales during 2016 ($2.5 million). The higher same-store NOI is explained in further detail beginning on page 26 (Results of Operations - 2017 Quarter Compared to 2016 Quarter). Same-store ending occupancy increased to 93.8% as of September 30, 2017, from 93.6% one year ago, primarily due to higher occupancy in the office segment.

The higher NAREIT FFO is primarily attributable to the higher NOI ($2.6 million) and lower interest expense ($1.0 million), partially offset by higher general and administrative expenses ($0.8 million).

Investment Activity

Significant investment transactions during the 2017 Period included the following:

•
The acquisition of Watergate 600, which we refer to as the 2017 acquisition, a 293,000 net rentable square foot office building in Washington, DC, for a contract purchase price of $135.0 million in a transaction that was structured to include the issuance of 12,124 operating partnership units in WashREIT Watergate 600 OP LP, a consolidated subsidiary of Washington REIT (“Operating Partnership Units”), representing $0.4 million of the purchase price. We incurred $2.8 million of acquisition costs related to this transaction.

Financing Activity

Significant financing transactions during the 2017 Period included the following:

•	The prepayment at par of the remaining $49.6 million of the mortgage note secured by the Army Navy Building in February 2017.

•	The draw of the remaining $50.0 million on the seven year, $150 million unsecured term loan agreement maturing on July 21, 2023. We used the borrowing to refinance maturing secured debt.

•	The issuance of approximately 3.6 million common shares under our ATM program at an average price to the public of $32.06 per share, for net proceeds of approximately $113.2 million.

As of September 30, 2017, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of October 26, 2017, our Revolving Credit Facility has a borrowing capacity of $431.0 million.

Capital Requirements

We do not have any other debt maturities during 2017. We expect to have additional capital requirements as set forth on page 32 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2017 Quarter and 2017 Period and 2016 Quarter and 2016 Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2016 and 2017 (see note 3 to the consolidated financial statements).
Net Operating Income

NOI is a non-GAAP measure defined as net income, less non-real estate revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization, general and administrative expenses, acquisition costs, real estate impairment and gain or loss on extinguishment of debt. NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2017 Quarter Compared to 2016 Quarter

The following tables reconcile NOI to net income (loss) attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2017 Quarter compared to the 2016 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$68,230	$66,788	$1,442	2.2%	$10,463	$5,407	$4,126	$3,886	$—	$3,689	$82,819	$79,770	$3,049	3.8%
Real estate expenses	24,195	23,873	322	1.3%	3,823	2,312	1,628	1,741	—	1,238	29,646	29,164	482	1.7%
NOI	$44,035	$42,915	$1,120	2.6%	$6,640	$3,095	$2,498	$2,145	$—	$2,451	$53,173	$50,606	$2,567	5.1%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(27,941)	(30,905)	2,964	(9.6)%
General and administrative expenses											(5,327)	(4,539)	(788)	17.4%
Real estate impairment											(5,000)	—	(5,000)	—
Gain on sale of real estate											—	77,592	(77,592)	(100.0)%
Interest expense											(12,176)	(13,173)	997	(7.6)%
Other income											84	83	1	1.2%
Income tax expense											—	(2)	2	(100.0)%
Net income											2,813	79,662	(76,849)	(96.5)%
Less: Net loss attributable to noncontrolling interests											20	12	8	66.7%
Net income attributable to the controlling interests											$2,833	$79,674	$(76,841)	(96.4)%

(1)	Acquisitions:
2017 Office – Watergate 600
2016 Multifamily – Riverside Apartments

(2)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building and Braddock Metro Center

(3)	Dispositions (classified as continuing operations):
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

Real estate rental revenue for same-store properties for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Minimum base rent	$57,940	$56,154	$1,786	3.2%
Recoveries from tenants	7,480	7,786	(306)	(3.9)%
Provision for doubtful accounts	(284)	(227)	(57)	25.1%
Lease termination fees	435	638	(203)	(31.8)%
Parking and other tenant charges	2,659	2,437	222	9.1%
Total same-store real estate rental revenue	$68,230	$66,788	$1,442	2.2%

•	Minimum base rent: Increase primarily due to higher rental income ($2.0 million), partially offset by higher rent abatements ($0.3 million).

•	Recoveries from tenants: Decrease primarily due to lower reimbursements for real estate taxes ($0.2 million) and operating expenses ($0.1 million).

•	Provision for doubtful accounts: Increase primarily due to higher provisions in the retail segment.

•	Lease termination fees: Decrease primarily due to lower fees in the office segment ($0.4 million), partially offset by higher fees in the retail segment ($0.2 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.2 million), primarily in the office segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Office	$34,026	$33,071	$955	2.9%
Multifamily	18,600	18,313	287	1.6%
Retail	15,604	15,404	200	1.3%
Total same-store real estate rental revenue	$68,230	$66,788	$1,442	2.2%

•
Office: Increase primarily due to higher rental ($1.7 million) and parking ($0.1 million) income, partially offset by higher rent abatements ($0.4 million) and lower lease termination fees ($0.4 million).

•	Multifamily: Increase primarily due to higher rental income ($0.3 million).

•	Retail: Increase primarily due to higher lease termination fees ($0.2 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Watergate 600 ($4.8 million) in the second quarter of 2017 and higher rental income at Riverside Apartments ($0.2 million).

Real estate rental revenue from development/redevelopment properties increased primarily due to higher rental income ($0.4 million) at Army Navy Building, which substantially completed redevelopment activities during the 2017 Quarter.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2017 Quarter and 2016 Quarter was as follows:

	September 30, 2017			September 30, 2016			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	93.4%	92.5%	93.2%	91.0%	86.4%	90.5%	2.4%	6.1%	2.7%
Multifamily	94.4%	94.6%	94.5%	94.8%	92.4%	94.2%	(0.4)%	2.2%	0.3%
Retail	93.5%	N/A	93.5%	95.6%	N/A	95.6%	(2.1)%	N/A	(2.1)%
Total	93.8%	93.7%	93.8%	93.6%	90.5%	93.2%	0.2%	3.2%	0.6%

•
Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Silverline Center and 1776 G Street, partially offset by lower ending occupancy at Quantico Corporate Center.

•	Multifamily: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at 3801 Connecticut Avenue and The Kenmore.

•
Retail: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at Frederick Crossing and Concord Center, partially offset by higher ending occupancy at Randolph Shopping Center.

During the 2017 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	56	$60.34	19.6%	$94.11	6.3	6.8%
Retail	48	27.87	5.0%	7.47	0.4	95.8%
Total	104	45.38	15.0%	54.18	4.5	27.1%
(1) Consists of tenant improvements and leasing commissions.

The low retention rate in the office segment is primarily due to the non-renewal of a large tenant at Braddock Metro Center. We have executed a lease with a new tenant for that space, with the lease expected to commence in 2018.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2017 Quarter and 2016 Quarter were 35.8% and 36.6%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Office	$13,057	$12,860	$197	1.5%
Multifamily	7,451	7,443	8	0.1%
Retail	3,687	3,570	117	3.3%
Total same-store real estate expenses	$24,195	$23,873	$322	1.3%

•	Office: Increase primarily due to higher real estate tax ($0.1 million) and custodial ($0.1 million) expenses.

•	Multifamily: Increase primarily due to higher real estate taxes ($0.1 million), partially offset by lower utilities expenses ($0.1 million).

•	Retail: Increase primarily due to higher real estate tax expense ($0.1 million).

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to lower amortization of acquired lease assets at Riverside Apartments ($4.6 million) and lower depreciation and amortization at same-store properties ($1.1 million), partially offset by the Watergate 600 acquisition ($2.6 million). The lower same-store depreciation and amortization is primarily due to lower amortization of leasing commissions and acquired intangible lease assets.

General and administrative expenses: Increase primarily due to higher share-based compensation ($0.9 million) primarily due to a higher volume of forfeitures during the 2016 Quarter.

Real estate impairment: Impairment charge during the 2017 Quarter to write down the carrying value of Braddock Metro Center to its estimated fair value (see note 3 to the consolidated financial statements).

Gain on sale of real estate: Decrease due to completion of the sales of 51 Monroe Street and One Central Plaza during the 2016 Quarter.

Interest Expense: Interest expense by debt type for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$9,446	$8,364	$1,082	12.9%
Mortgage notes payable	1,163	3,419	(2,256)	(66.0)%
Lines of credit	1,798	1,578	220	13.9%
Capitalized interest	(231)	(188)	(43)	22.9%
Total	$12,176	$13,173	$(997)	(7.6)%

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

•	Lines of credit: Increase primarily due to a weighted average interest rate of 2.3% during the 2017 Quarter, as compared to 1.5% during the 2016 Quarter.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

2017 Period Compared to 2016 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2017 Period compared to the 2016 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$205,370	$195,472	$9,898	5.1%	$26,309	$7,892	$12,097	$12,682	$—	$20,266	$243,776	$236,312	$7,464	3.2%
Real estate expenses	71,313	70,402	911	1.3%	9,967	3,181	4,920	4,994	—	7,496	86,200	86,073	127	0.1%
NOI	$134,057	$125,070	$8,987	7.2%	$16,342	$4,711	$7,177	$7,688	$—	$12,770	$157,576	$150,239	$7,337	4.9%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(83,271)	(82,104)	(1,167)	1.4%
Acquisition costs											—	(1,178)	1,178	(100.0)%
General and administrative expenses											(16,712)	(15,018)	(1,694)	11.3%
Casualty gain											—	676	(676)	(100.0)%
Real estate impairment											(5,000)	—	(5,000)	—
Gain on sale of real estate											—	101,704	(101,704)	(100.0)%
Interest expense											(35,634)	(41,353)	5,719	(13.8)%
Other income											209	205	4	2.0%
Income tax benefit											107	691	(584)	84.5%
Net income											17,275	113,862	(96,587)	(84.8)%
Less: Net loss attributable to noncontrolling interests											56	32	24	75.0%
Net income attributable to the controlling interests											$17,331	$113,894	$(96,563)	(84.8)%

(1)	Acquisitions:
2017 Office – Watergate 600
2016 Multifamily – Riverside Apartments

(2)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building and Braddock Metro Center

(3)	Dispositions (classified as continuing operations):
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

Real estate rental revenue for same-store properties for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Minimum base rent	$173,494	$165,110	$8,384	5.1%
Recoveries from tenants	23,667	23,104	563	2.4%
Provision for doubtful accounts	(992)	(679)	(313)	(46.1)%
Lease termination fees	1,624	917	707	77.1%
Parking and other tenant charges	7,577	7,020	557	7.9%
Total same-store real estate rental revenue	$205,370	$195,472	$9,898	5.1%

•	Minimum base rent: Increase primarily due to higher rental income ($9.4 million), partially offset by higher abatements ($1.0 million).

•	Recoveries from tenants: Increase primarily due to higher periodic settlements of tenant recoveries ($0.5 million) and higher reimbursements for real estate taxes ($0.1 million).

•	Provision for doubtful accounts: Increase primarily due to higher provisions in the retail segment ($0.3 million).

•	Lease termination fees: Increase primarily due to higher fees in the office ($0.5 million) and retail ($0.2 million) segments.

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.5 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Office	$103,289	$95,253	$8,036	8.4%
Multifamily	55,260	54,355	905	1.7%
Retail	46,821	45,864	957	2.1%
Total same-store real estate rental revenue	$205,370	$195,472	$9,898	5.1%

•
Office: Increase primarily due to higher rental income ($7.9 million), lease termination fees ($0.5 million), periodic settlements of tenant recoveries ($0.5 million) and parking income ($0.4 million), partially offset by higher rent abatements ($1.3 million).

•	Multifamily: Increase primarily due to higher rental income ($0.9 million).

•
Retail: Increase primarily due to higher rental income ($0.7 million), tenant reimbursements for income taxes ($0.3 million), lease termination fees ($0.2 million) and parking income ($0.1 million), partially offset by higher provisions for bad debt ($0.3 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of Watergate 600 ($9.7 million) in the 2017 Period and Riverside Apartments ($8.7 million) in the 2016 Period.

Real estate rental revenue from development/redevelopment properties decreased primarily due to lower tenant reimbursements ($0.7 million) at Army Navy Building, which substantially completed redevelopment activities during the 2017 Quarter.

During the 2017 Period, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	411	$44.53	8.0%	$88.74	10.3	48.0%
Retail	255	29.00	17.7%	13.26	1.4	68.6%
Total	666	38.57	10.6%	59.77	7.7	56.2%
(1) Consists of tenant improvements and leasing commissions.

The low retention rate in the office segment is primarily due to the non-renewal of a large tenant at Braddock Metro Center. We have executed a lease with a new tenant for that space, with the lease expected to commence in 2018. Retail’s retention rate was negatively impacted by the bankruptcy of a large tenant at Frederick Crossing.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2017 Period and 2016 Period were 35.4% and 36.4%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Office	$38,533	$37,017	$1,516	4.1%
Multifamily	21,633	21,725	(92)	(0.4)%
Retail	11,147	11,660	(513)	(4.4)%
Total same-store real estate expenses	$71,313	$70,402	$911	1.3%

•	Office: Increase primarily due to higher real estate tax ($0.7 million), administrative ($0.3 million) and custodial ($0.3 million) expenses.

•	Multifamily: Decrease primarily due to lower utilities ($0.3 million) and snow removal ($0.1 million) expenses, partially offset by higher real estate taxes ($0.3 million).

•	Retail: Decrease primarily due to lower snow removal ($0.3 million) and bad debt ($0.3 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the Watergate 600 acquisition ($4.8 million), partially offset by lower amortization of acquired intangible lease assets at Riverside Apartments ($1.9 million) and same-store properties ($1.8 million).

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

General and Administrative Expenses: Increase primarily due to higher share based compensation expense ($0.9 million) due to a higher volume of forfeitures in 2016 and higher estimated STI compensation ($0.8 million) due to improved forecasted operating results.

Casualty gain: The casualty gain in the 2016 Period represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units.

Real estate impairment: Impairment charge during the 2017 Period to write down the carrying value of Braddock Metro Center to its estimated fair value (see note 3 to the consolidated financial statements).

Gain on sale of real estate: Decrease due to completion of the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza during the 2016 Period.

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$28,042	$24,946	$3,096	12.4%
Mortgage notes payable	3,651	12,628	(8,977)	(71.1)%
Lines of credit	4,617	4,255	362	8.5%
Capitalized interest	(676)	(476)	(200)	42.0%
Total	$35,634	$41,353	$(5,719)	(13.8)%

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

•	Lines of credit: Increase primarily due to a weighted average interest rate of 2.1% during the 2017 Period, as compared to 1.5% during the 2016 Period.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Income tax benefit: The income tax benefit in the 2016 Period resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II. We further reduced the valuation allowance in the 2017 Period due to an increase in anticipated income at the TRS and corresponding usage of the net operating loss. We have concluded that there is sufficient positive evidence as of September 30, 2017 that it is more likely than not that a portion of the deferred tax asset related to the net operating loss is realizable.

Liquidity and Capital Resources

Capital Requirements

As of the end of the third quarter of 2017, we summarize our full-year 2017 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$49.6 million to repay a secured note during the first quarter of 2017;

•	Approximately $75 - $80 million to invest in our existing portfolio of operating assets, including approximately $25 - $30 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $20 - $25 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions during 2017, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
Mortgage notes payable	$92,671	$144,485
Lines of credit	189,000	120,000
Notes payable	900,000	850,000
	1,181,671	1,114,485
Premiums and discounts, net	1,927	2,383
Debt issuance costs, net	(4,450)	(5,244)
Total	$1,179,148	$1,111,624

Mortgage Notes Payable

At September 30, 2017, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.5% and had an estimated weighted average maturity of 3.7 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2017, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility, a $600.0 million unsecured credit agreement that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. In September 2015, we entered into a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility (as discussed below). The $600.0 million committed capacity of the unsecured line of credit under the Revolving Credit Facility was not changed as a result of the incurrence of the term loan. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.875% to 1.55% (depending on our credit rating) or the base rate plus a margin ranging from 0.0% to 0.55% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the one month LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of September 30, 2017, the interest rate on the facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $189.0 million in borrowings outstanding as of September 30, 2017.

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

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2017, we were in compliance with our loan covenants.

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

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2017, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 78.5 million shares were outstanding at September 30, 2017.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2017 Period, we issued 3.6 million common shares under the Equity Distribution Agreements at an average price of $32.06 per share, raising $113.2 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2017 Period, we issued 77,153 common shares under this program at a weighted average price of $32.24 per share, raising $2.5 million in net proceeds.

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2017, no preferred shares had been issued.

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

Our dividend and distribution payments for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Common dividends	$23,493	$22,365	$1,128	5.0%	$91,666	$85,648	$6,018	7.0%
Distributions to noncontrolling interests	8	33	(25)	(75.8)%	67	143	(76)	(53.1)%
	$23,501	$22,398	$1,103	4.9%	$91,733	$85,791	$5,942	6.9%

Dividends paid during the 2017 Quarter and 2017 Period increased primarily due to the issuance of 6.2 million common shares during 2016 and 3.6 million common shares during 2017.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Net cash provided by operating activities	$94,271	$85,764	$8,507	9.9%
Net cash used in investing activities	(184,504)	(39,097)	(145,407)	(371.9)%
Net cash provided by (used in) financing activities	90,254	(61,904)	152,158	245.8%

Cash provided by operating activities increased primarily due to the acquisitions of Riverside Apartments and Watergate 600 and lower interest payments, partially offset by property sales during the 2016 Period.

Cash used in investing activities increased primarily due to proceeds from properties sold in the 2016 Period, partially offset by lower expenditures on acquisitions in the 2017 Period.

Cash provided by financing activities increased primarily due to paying off a larger volume of mortgage notes in the 2016 Period, higher net borrowing on our Revolving Credit Facility during the 2017 Period and drawing the remaining $50.0 million on a term loan during the 2017 Period, partially offset by lower proceeds from equity issuances during the 2017 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2017 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. We provide NAREIT FFO as a supplemental measure to net income calculated in accordance with GAAP. Although NAREIT FFO is a widely used measure of operating performance for REITs, NAREIT FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. In its April, 2002 White Paper, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines NAREIT FFO as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties, impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently. NAREIT FFO is a non-GAAP measure.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$2,813	$79,662	$17,275	$113,862
Adjustments:
Depreciation and amortization	27,941	30,905	83,271	82,104
Real estate impairment	5,000	—	5,000	—
Net gain on sale of depreciable real estate	—	(77,592)	—	(101,704)
NAREIT FFO	$35,754	$32,975	$105,546	$94,262

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on September 30, 2017.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$—	$250,000	$150,000	$500,000	$900,000	$932,766
Interest payments	$14,206	$36,224	$36,224	$36,224	$20,786	$42,204	$185,868
Interest rate on debt maturities	—%	—%	—%	5.1%	2.7%	4.0%	4.1%
Unsecured variable rate debt
Principal	$—	$—	$189,000	$—	$—	$—	$189,000	$189,000
Variable interest rate on debt maturities	—%	—%	2.2%	—%	—%	—%	2.2%
Mortgages
Principal amortization (2) (30 year schedule)	$756	$3,135	$33,909	$2,659	$2,829	$49,382	$92,670	$98,892
Interest payments	$1,300	$5,089	$3,627	$3,046	$2,876	$727	$16,665
Weighted average interest rate on principal amortization	4.9%	4.9%	5.3%	4.7%	4.7%	3.9%	4.5%
(1) Includes two separate $150.0 million term loans with floating interest rates that are effectively fixed at 2.7% and 2.9% by interest rate swap arrangements.
(2) Excludes net discounts of $3.6 million and net unamortized debt issuance costs of $0.2 million at September 30, 2017.

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

We entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration. The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2017 and December 31, 2016 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2017	December 31, 2016
$75,000	1.6190%	One-Month LIBOR	10/15/2015	3/15/2021	$386	$224
75,000	1.6260%	One-Month LIBOR	10/15/2015	3/15/2021	361	193
100,000	1.2050%	One-Month LIBOR	3/31/2017	7/21/2023	4,053	4,775
50,000	1.2075%	One-Month LIBOR	3/31/2017	7/21/2023	2,048	2,419
$300,000					$6,848	$7,611

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

During the third quarter of 2017, we implemented upgrades to our accounting information systems. The implementation of our upgraded systems was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The implementation was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management does not believe that the implementation of the upgraded systems has had an adverse effect on our internal controls over financial reporting and will continue to monitor, test and evaluate the systems during the post-implementation period to ensure that adequate controls over financial reporting continue to be maintained.
There have not been any other changes in Washington REIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Washington REIT’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2017 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1 - July 31, 2017	—	$—	N/A	N/A
August 1 - August 31, 2017	—	—	N/A	N/A
September 1 - September 30, 2017	147	32.62	N/A	N/A
Total	147	32.62	N/A	N/A

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
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: October 30, 2017