Form 10-K
period 2017-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2018-02-20
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2017
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
YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of June 30, 2017, the aggregate market value of such shares held by non-affiliates of the registrant was $2,436,739,462 (based on the closing price of the stock on June 30, 2017).
As of February 15, 2018, 78,497,963 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2017 FORM 10-K ANNUAL REPORT

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

Our current strategy is to generate returns and maximize shareholder value through proactive asset management and prudent capital allocation decisions. Consistent with this strategy, we invest in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties where we believe we will be able to improve the operating results and increase the value of the property. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding acquisitions with a combination of cash, equity, debt and proceeds from property sales.

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

Our Regional Economy and Real Estate Markets

The Washington metro region experienced moderate job growth during 2017 with approximately 48,900 net job additions, according to Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property. This job growth is higher than the region's 20-year annual average of 44,100 new jobs, with growth in the private sector partially offset by net job losses of 4,200 in the Federal government. Current estimates by Delta indicate that the region's unemployment rate was 3.6% as of November 2017, unchanged from the prior year and lower than the national average of 3.9%. Delta expects the job growth in the Washington metro region to remain steady in 2018 as strong consumer spending and higher corporate profits in the private sector are offset by public sector uncertainty. Certain market statistics and information from several third party providers for the Washington metro region are set forth below:

Office

	2017	2016
Average asking rent per square foot	$42.14	$37.25
Total vacancy rate at year end	17.0%	16.1%
Net absorption (in millions of square feet) (1)	(0.1)	1.1
Office space under construction at year end (in millions of square feet)	11.8	10.0
Source: Jones Lang LaSalle, "JLL," a commercial real estate services firm
(1) Net absorption is defined as the change in occupied, standing inventory from one year to the next.

According to JLL, a commercial real estate firm, the increase in average asking rents in the Washington metro region was primarily due to higher demand throughout the region, particularly in areas close to Metro stations. The 2017 total vacancy rate is higher than the prior year, and above the national average of 14.9%. The higher vacancy rate is primarily due to the delivery of 3.5 million square feet of new office space, primarily in Washington, DC and Northern Virginia, over the last year. JLL projects downward pressure on occupancy and effective rents in 2018 due to the influx of new space.

Multifamily

	2017	2016
Increase in net effective rents (Class A and B)	1.3%	1.6%
(Decrease) increase in net effective rents (Class A)	(0.1)%	1.1%
Increase in net effective rents (Class B)	1.8%	2.1%
Stabilized vacancy rate (Class A and B)	4.9%	4.7%
Stabilized vacancy rate (Class A)	5.2%	4.8%
Stabilized vacancy rate (Class B)	4.8%	4.5%
New apartment deliveries (# of units)	15,592	12,105
Source: MPF Research, a division of RealPage, a commercial real estate management software company that provides market research

According to MPF Research, the multifamily real estate market's low vacancy rate reflects the region's strong demand, though the large influx of new supply has kept rental rate growth below the national average. New apartment deliveries are projected to increase to approximately 16,400 units in 2018, which is expected to negatively impact occupancy and suppress rental rate growth, particularly for Class A properties.

Retail

	2017	2016
Increase (decrease) in rental rates at neighborhood centers	3.0%	(0.1)%
Vacancy at neighborhood centers at year-end	5.6%	5.4%
Net absorption (in millions of square feet)	(0.3)	0.6
Source: CoStar, a provider of real estate market research and analytics

The retail real estate market in the Washington metro region was mixed in 2017, with higher rental rates offset by higher vacancy and negative absorption, according to CoStar. CoStar projects strong demand to continue in 2018 due to increasing average household income in the Washington metro region.

Our Portfolio

As of December 31, 2017, we owned a diversified portfolio of 49 properties, totaling approximately 6.4 million square feet of commercial space and 4,268 residential units, and land held for development. These 49 properties consist of 20 office properties, 13 multifamily properties and 16 retail centers. The percentage of total real estate rental revenue by segment for the years ended December 31, 2017, 2016 and 2015, and the percent leased as of December 31, 2017, were as follows:

Percent Leased December 31, 2017(1)		% of Total Real Estate Rental Revenue
		2017	2016	2015
95%	Office	52%	53%	57%
97%	Multifamily	29%	27%	22%
94%	Retail	19%	20%	21%
		100%	100%	100%

(1)
Calculated as the percentage of physical net rentable area leased, except for multifamily, which is calculated as the percentage of units leased. The net rentable area leased for office and retail properties includes temporary lease agreements.

On a combined basis, our commercial portfolio (i.e., our office and retail properties) was 95% leased at December 31, 2017, 93% leased at December 31, 2016 and 93% leased at December 31, 2015.

Total real estate rental revenue from continuing operations for each of the three years ended December 31, 2017 was $325.1 million, $313.3 million and $306.4 million, respectively. During the three years ended December 31, 2017, we acquired one office property and two multifamily properties (including parcels for development) and substantially completed major construction activities at two office redevelopment projects. During that same period, we sold six office properties, three multifamily properties, one retail property and interests in land held for development. See note 14 to the consolidated financial statements for further discussion of our operating results by segment.

The commercial lease expirations for the next ten years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
Office:
2018	46	213,500	$8,508	5%
2019	62	636,587	28,561	17%
2020	49	428,210	20,482	12%
2021	62	444,032	19,074	11%
2022	37	370,262	16,758	10%
2023	42	245,704	11,423	7%
2024	33	192,129	9,017	5%
2025	25	173,365	8,688	5%
2026	20	321,856	11,547	7%
2027	25	294,905	18,641	11%
Thereafter	18	399,621	19,314	10%
Total	419	3,720,171	$172,013	100%

Retail:
2018	26	236,324	$2,741	5%
2019	31	118,833	3,665	7%
2020	40	385,014	7,163	14%
2021	23	218,039	3,892	7%
2022	45	298,518	8,170	16%
2023	30	224,601	6,691	13%
2024	28	219,049	6,045	12%
2025	20	106,811	3,163	6%
2026	17	136,245	4,877	9%
2027	14	98,086	3,569	6%
Thereafter	8	29,562	2,464	5%
Total	282	2,071,082	$52,440	100%

According to Delta, the professional/business services and government sectors constituted over 40% of payroll jobs in the Washington metro area at the end of 2017. Due to our geographic concentration in the Washington metro area, a significant number of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors.

No single tenant accounted for more than 5% of real estate rental revenue in 2017, 2016 or 2015. All federal government tenants in the aggregate accounted for less than 1% of our real estate rental revenue in 2017.

Our ten largest tenants, in terms of real estate rental revenue for 2017, are as follows:

1.	Advisory Board Company
2.	World Bank
3.	Booz Allen Hamilton, Inc.
4.	Atlantic Media, Inc.
5.	Capital One, N.A.
6.	Blank Rome LLP
7.	Engility Corporation
8.	Hughes Hubbard & Reed LLP
9.	Epstein Becker & Green, P.C.
10.	Morgan Stanley, Smith Barney

We enter into arrangements from time to time by which various service providers conduct day-to-day property management and/or leasing activities at our properties. Bozzuto Management Company ("Bozzuto") began conducting property management and leasing services at our multifamily properties in 2014. Bozzuto provides such services under individual property management agreements for each property, each of which is separately terminable by us or Bozzuto. Although they vary by property, on average, the fees charged by Bozzuto under each agreement are approximately 3% of revenues at the property.

We expect to continue investing in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties where we believe we will be able to improve the operating results and increase the value of the property. Our properties typically compete for tenants with other properties on the basis of location, quality and rental rates.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2017 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties, and Note 14 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 15, 2018, we had 149 employees including 74 persons engaged in property management functions and 75 persons engaged in corporate, financial, leasing, asset management and other functions.

REIT Tax Status

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are among other things required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains), to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate U.S. federal, state and local income tax on their taxable income at regular statutory rates (see note 1 to the consolidated financial statements for further disclosure).

Tax Treatment of Recent Disposition Activity

We sold our interests in the following properties during the three years ended December 31, 2017:

Property	Type	# of units	Rentable Square Feet	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
2017:
Walker House Apartments	Multifamily	212	N/A	$32,200	$23,838

2016:
Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	77,592
	Total 2016		1,183,000	$252,100	$101,704

2015:
Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
1225 First Street (4)	Multifamily	N/A	N/A	14,500	—
Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
	Total 2015	506	197,000	$137,100	$89,653

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

(4)	95% interest in land held for future development.

All disclosed gains on sale are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We reinvested a portion of the Maryland Office Portfolio, Medical Office Portfolio, Country Club Towers, Munson Hill Towers and Montgomery Village Center sales proceeds in replacement properties through deferred tax exchanges.

We distributed all of our ordinary taxable income and capital gains for the three years ended December 31, 2017 to our shareholders.

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

Our financial performance and the value of our real estate assets are subject to the risk that if our office, retail and multifamily properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our commercial and multifamily properties:

•	downturns in the national, regional and local economic climate;

•	declines in the financial condition of our tenants;

•	declines in consumer confidence, unemployment rates and consumer tastes and preferences;

•	significant job losses in the professional/business services industries or government;

•	competition from similar asset type properties;

•	the inability or unwillingness of our tenants to pay rent increases;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;

•	local real estate market conditions, such as oversupply or reduction in demand for office, retail and multifamily properties;

•	changes in interest rates and availability of financing;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.

We are dependent upon the economic and regulatory climate of the Washington metropolitan region, which may impact our profitability.

All of the properties in our portfolio are located in the Washington metro region and such concentration may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in the Washington metro region are dependent upon various industries that are predominant in our area (such as government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of our region. Additionally, we are susceptible to adverse developments in the Washington D.C. regulatory environment, such as increases in real estate and other taxes and the costs of complying with governmental regulations or increased regulations. In the event of negative economic and/or regulatory changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.

We may be adversely affected by any significant reductions in federal government spending, which could have an adverse effect on our financial condition and results of operations.

As a REIT focused on the Washington metro region, a significant portion of our properties is occupied by tenants that are directly or indirectly serving the U. S. Government as federal contractors or otherwise. A significant reduction in federal government spending, particularly a sudden decrease due to a sequestration process, such as occurred in recent years, or due to extended uncertainty in the political climate in a way that affects the federal appropriations process by decreasing, delaying or making uncertain the results and stability of federal appropriations, could adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington metro region are significantly dependent upon the level of federal government spending in the region as a whole. In the event of an actual or anticipated significant reduction in federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to perform their financial obligations under our leases or the likelihood of their lease renewals. As a result, if such a reduction in federal government spending were to occur or be anticipated for an extended period, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

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

•	the time between commencement of a development project and the stabilization of the completed property exposes us to risks associated with fluctuations in local and regional economic conditions;

•	occupancy rates and rents at the completed property may not meet the expected levels and could be insufficient to make the property profitable; and

•	there may not be sufficient development opportunities available.

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

As of December 31, 2017, the percentage of leased square footage of our commercial properties will expire as set forth in the lease expiration tables on page 6.

Multifamily properties are leased under operating leases with terms of generally one year or less. For each the three years ended December 31, 2017, the multifamily tenant retention rate was 59%, 63% and 62%, respectively.

We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-lease the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. If the rental rates of our properties decrease, our existing tenants do not renew their leases (refer to the list of our ten largest tenants as of December 31, 2017 on page 7) or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

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

While we have no interests in joint ventures following our purchase of the remaining 10% interest in The Maxwell during the fourth quarter of 2017, we may from time to time invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders. In some instances, joint venture partners may have competing interests that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they take action inconsistent with our interests in the joint venture, we may be adversely affected.

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

Increased affordability of residential homes and other competition for tenants of our multifamily properties could affect our ability to retain current residents of our multifamily properties, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.

Our multifamily properties compete with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes. Competitive housing in a particular area and increased affordability of owner occupied single and multifamily homes caused by lower housing prices, an influx of supply of such housing alternatives, attractive mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our current residents, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.

A shift in retail shopping from brick and mortar stores to e-commerce and any resulting decrease in size or number of retail locations may have an adverse impact on our results of operations and our financial condition.

Our retail properties are typically grocery store-anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. Many retailers operating brick and mortar stores have made and continue to make e-commerce sales an important piece of their business. This shift to e-commerce sales may result in a decrease in our retail tenants' sales causing those retailers to decrease the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would adversely affect our results of operations and our financial condition.

We face risks associated with short-term liquid investments which could adversely affect our results of operations or financial condition.

We periodically may have cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

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

We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fair housing, rent control and fire and life safety requirements. If we fail to comply with these requirements, we may incur fines or private damage awards. We believe that our properties are currently in material compliance with regulatory requirements. However, we do not know whether existing requirements will change in the future or whether compliance with future requirements will require significant unanticipated expenditures that will adversely affect our results of operations.

Some potential losses are not covered by insurance, which could adversely affect our financial condition or cash flow.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2018. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

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

All of the properties in our portfolio are located in or near Washington, DC, a metropolitan area that has been and may in the future be the target of actual or threatened terrorism attacks. As a result, some tenants in our market may choose to relocate their businesses to other markets. This could result in an overall decrease in the demand for commercial space in this market generally, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks in or near Washington, DC could directly or indirectly damage such properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially which would negatively affect our results of operations.

Potential liability for environmental matters could result in substantial costs, which would reduce the cash available for our operations and for distributions to our shareholders.

Under U.S. federal, state and local environmental laws, ordinances and regulations, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances, wastes or petroleum products at our properties, including investigation or cleanup costs, personal or property damage, natural resource damages, or we may be required to pay for such costs and damages incurred by a government entity or third party regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If environmental contamination issues arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders, because (1) as a current or former owner or operator of real property we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination; (2) the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination; (3) even if more than one person may be responsible for the contamination, each person who shares legal liability under such environmental laws may be held responsible for all of the clean-up costs; and (4) governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances at such facilities, whether or not we own such facility.

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

In addition, our properties are subject to various U.S. federal, state, and local environmental, health and safety regulatory requirements that address a wide variety of issues. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability, including significant fines or penalties. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

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

Natural disasters and severe weather such as earthquakes, hurricanes, floods or blizzards may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Because the properties in our portfolio are concentrated in a single region, a single catastrophe or destructive weather event may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We are also exposed to risks associated with inclement winter weather, including increased need for maintenance and repair of our buildings. In addition, climate change, to the extent it causes changes in weather patterns, could have effects on our business by increasing the cost of property insurance, energy and/or snow removal at our properties. As a result, the consequences of natural disasters, severe weather and climate change could increase our costs and reduce our cash flow.

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

We rely on borrowings under our credit facility, mortgage notes, and may rely on offerings of debt securities to finance acquisitions and development activities and for general corporate purposes. In the past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage-backed securities in the market. The volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. Circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facility or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected.

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

On February 15, 2018, our total consolidated debt was approximately $1.3 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $26.57 per share of our common shares on February 15, 2018, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 39% as of February 15, 2018.

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

Alternatively, even if a secured debt instrument is below the cross-default threshold for non-recourse secured debt under our unsecured credit facility, a default under such secured debt instrument may still cause a cross default under our unsecured credit facility because such secured debt instrument may not qualify as “non-recourse” under the definition in our unsecured credit facility. Another possible cross default could occur between our unsecured credit facility and any senior unsecured notes that we issue. Any of the foregoing default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

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

Risks Related to Our Organizational Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control of Washington REIT, even if such a change in control may be in the best interest of our shareholders, and as a result may depress the market price of our common shares.

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

In addition to the share ownership limits discussed above, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our equity shares that would result in us being “closely held” under Section 856(h) of the Code (regardless of whether the interest is held during the last half of a taxable year) or that would otherwise cause us to fail to qualify as a REIT, or (b) transferring equity shares if such transfer would result in our equity shares being owned by fewer than 100 persons. The share ownership limits contained in our charter are based on the ownership at any time by any “person,” which term includes entities and certain groups. The share ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the share ownership limits on our shares also might delay, defer, prevent, or otherwise inhibit a transaction or a change in control of Washington REIT that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

In addition, our charter authorizes and our bylaws require us to indemnify our trustees for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws also authorize us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of Washington REIT, your ability to recover damages from such trustees or officers will be limited with respect to trustees and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our trustees and our executive officers, and may, in the discretion of our board of trustees, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in us, in comparison to other REITs;

•	perceived attractiveness of the Washington metro region, particularly if investors have a negative sentiment about the impact of election results on the region's economy;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends may be taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	investor confidence in the stock and bond markets generally;

•	national economic conditions and general stock and bond market conditions;

•	government uncertainty, action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	changes in federal tax laws;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend or the partial payment thereof in common shares.

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

Only limited judicial and administrative interpretations of the REIT rules exist. In addition, qualification as a REIT involves the determination of various factual matters and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. For example, the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, makes fundamental changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders.

If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

•	we would be subject to U.S. federal income tax at regular corporate rates, without any deduction for dividends paid to shareholders in computing our taxable income;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes (for our tax years that began prior to December 31, 2017); and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we are disqualified.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans (the "75% asset test"). The remainder of our investment in securities (other than government securities, securities treated as real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities treated as real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% (25% for our tax years that began prior to December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. Effective for our taxable years that began after December 31, 2015, we can treat debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, as "real estate assets" for purposes of the 75% test (and, thus, not subject to the 10% and 5% asset tests), but the total value of such debt instruments cannot exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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

Our ability to own stock and securities of TRSs is limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for tax years that began prior to December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on the parent REIT with respect to certain transactions involving a TRS that are not conducted on an arm's-length basis.

Our TRSs will pay U.S. federal, state and local income tax on its taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs is less than 20% (25% for tax years that began prior to December 31, 2017) of the value of our total assets (including the stock and securities of our TRS). Furthermore, we monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We scrutinize all of our transactions involving our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% (25% for tax years that began prior to December 31, 2017) limitation discussed above or avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or manage the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any current tax benefit, except to the extent that they may be carried back to prior years or forward to future years and offset against taxable income in the TRS, provided, however, losses in our TRS arising in taxable years beginning after December 31, 2017, may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT “C” corporations to U.S. shareholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the maximum 20% reduced rate and are taxed at applicable ordinary income tax rates, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gain dividends.” Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. shareholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% federal income tax rate applicable to non-REIT “C” corporations is 36.8% (exclusive of the 3.8% net investment income tax)). Although the reduced rates applicable to dividend income from non-REIT “C” corporations does not adversely affect the taxation of REITs or dividends payable by REITs could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT "C" corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

Gains from sales of properties are potentially subject to the "prohibited transactions tax" or a corporate level income tax and could require us to make additional distributions to our shareholders that would reduce our capital available for investment in other properties or require us to obtain additional funds to pay such taxes or make such distributions.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service ("IRS") would agree with our characterization of our properties or that we will be able to make use of the otherwise available safe harbors. In addition, the sale of properties may generate gains for tax purposes which, if not adequately deferred through “like-kind exchanges” under Section 1031 of the Code ("Section 1031 Exchanges"), could require us to pay more taxes or make additional distributions to our shareholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to pay such taxes or make such distributions. From time to time, we dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Intermediary agents of Section 1031 Exchanges typically handle large sums of money in trust. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our shareholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our TRSs generally will be subject to U.S. federal, state and local corporate income tax on their net taxable income.

Recent legislative changes to our ability to deduct for tax purposes compensation paid to our executives could require us to increase our distributions to stockholders in order to maintain REIT status or to avoid entity-level taxes.

Section 162(m) of the Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s “covered employees.” Prior to the enactment of the TCJA, a publicly held corporation’s covered employees included its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer), and certain “performance-based compensation” was excluded from the $1 million cap. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-based compensation exception to the $1 million cap, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date.

Since we qualify as a REIT under the Code and we are generally not subject to U.S. federal income taxes, if compensation did not qualify for deduction under Section 162(m), the payment of compensation that fails to satisfy the requirements of Section 162(m) would not have a material adverse consequence to us, provided we continue to distribute 100% of our taxable income. Based on our current taxable income and distributions, we do not believe that we will be required to increase our rate of distributions in order to maintain our status as a REIT (or to avoid paying corporate or excise taxes at the entity level) if a portion of our payment of compensation fails to satisfy the requirements of Section 162(m). However, in that case, a larger portion of shareholder distributions that would otherwise have been treated as a return of capital will be subject to federal income tax as dividend income. In the future, if we make compensation payments subject to Section 162(m) limitations on deductibility, we may be required to make additional distributions to shareholders to comply with REIT distribution requirements and eliminate U.S. federal income tax liability at the entity level. Any such compensation allocated to our TRSs whose income is subject to U.S. federal income tax would result in an increase in income taxes due to the inability to deduct such compensation.

There is a risk of changes in the tax law applicable to REITs which may adversely affect our taxation as a REIT and taxation of our shareholders.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. In particular, the TCJA makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both regular non-REIT C corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2017, which consisted of 49 properties and land held for development.

As of December 31, 2017, the percent leased is (i) for commercial properties, the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant, and (ii) for multifamily properties, the percentage of units leased. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2017 (1)	Ending Occupancy, as of December 31, 2017 (1)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	1977	1960	100,000	97%	87%
515 King Street	Alexandria, VA	1992	1966	75,000	94%	94%
1220 19thStreet	Washington, DC	1995	1976	105,000	99%	97%
1600 Wilson Boulevard	Arlington, VA	1997	1973	170,000	100%	98%
Silverline Center	Tysons, VA	1997	1972/2015	549,000	97%	96%
Courthouse Square	Alexandria, VA	2000	1979	118,000	93%	91%
1776 G Street	Washington, DC	2003	1979	264,000	100%	100%
Monument II	Herndon, VA	2007	2000	208,000	88%	84%
2000 M Street	Washington, DC	2007	1971	233,000	100%	99%
2445 M Street	Washington, DC	2008	1986	292,000	100%	99%
925 Corporate Drive	Stafford, VA	2010	2007	135,000	69%	69%
1000 Corporate Drive	Stafford, VA	2010	2009	136,000	63%	63%
1140 Connecticut Avenue	Washington, DC	2011	1966	184,000	92%	91%
1227 25th Street	Washington, DC	2011	1988	137,000	95%	94%
Braddock Metro Center	Alexandria, VA	2011	1985	356,000	97%	60%
John Marshall II	Tysons, VA	2011	1996/2010	223,000	100%	100%
Fairgate at Ballston	Arlington, VA	2012	1988	146,000	94%	92%
Army Navy Building	Washington, DC	2014	1912/1987	109,000	91%	79%
1775 Eye Street, NW	Washington, DC	2014	1964	188,000	100%	99%
Watergate 600	Washington, DC	2017	1972/1997	293,000	100%	98%
Subtotal				4,021,000	95%	90%

(1) Leased percentage and ending occupancy calculations are based on square feet for office buildings and retail centers and on units for multifamily buildings.

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet	Percent Leased, as of December 31, 2017 (1)	Ending Occupancy, as of December 31, 2017 (1)
Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100%	100%
Westminster	Westminster, MD	1972	1969		150,000	98%	95%
Concord Centre	Springfield, VA	1973	1960		75,000	77%	77%
Wheaton Park	Wheaton, MD	1977	1967		74,000	92%	92%
Bradlee Shopping Center	Alexandria, VA	1984	1955		172,000	97%	97%
Chevy Chase Metro Plaza	Washington, DC	1985	1975		49,000	89%	89%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006		134,000	98%	97%
Frederick County Square	Frederick, MD	1995	1973		228,000	93%	93%
800 S. Washington Street	Alexandria, VA	1998	1951/1959		46,000	93%	93%
Centre at Hagerstown	Hagerstown, MD	2002	2000		333,000	95%	86%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	89%	89%
Randolph Shopping Center	Rockville, MD	2006	1972		83,000	88%	67%
Montrose Shopping Center	Rockville, MD	2006	1970		147,000	97%	97%
Gateway Overlook	Columbia, MD	2010	2007		220,000	100%	98%
Olney Village Center	Olney, MD	2011	1979/2003		198,000	99%	95%
Spring Valley Village	Washington, DC	2014	1941/1950		78,000	86%	82%
Subtotal					2,333,000	94%	91%

Multifamily Buildings
3801 Connecticut Avenue	Washington, DC	1963	1951	307	178,000	97%	94%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	95%	94%
Park Adams	Arlington, VA	1969	1959	200	173,000	96%	94%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	96%	96%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	95%	95%
Bennett Park	Arlington, VA	2001	2007	224	215,000	96%	96%
Clayborne	Alexandria, VA	2003	2008	74	60,000	95%	95%
Kenmore Apartments	Washington, DC	2008	1948	374	268,000	95%	92%
The Paramount	Arlington, VA	2013	1984	135	141,000	96%	96%
Yale West	Washington, DC	2014	2011	216	173,000	97%	96%
The Maxwell	Arlington, VA	2011	2014	163	116,000	98%	98%
The Wellington	Arlington, VA	2015	1960	711	600,000	97%	95%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	1,001,000	97%	96%
Subtotal				4,268	3,594,000	97%	95%
TOTAL					9,948,000
(1) Leased percentage and ending occupancy calculations are based on square feet for office buildings and retail centers and on units for multifamily buildings.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the New York Stock Exchange. As of February 15, 2018, there are 3,775 shareholders of record.

The high and low intraday price for our shares for 2017 and 2016, by quarter, and the amount of dividends we declared per share are as follows:

			Quarterly Share Price Range
Quarter		Dividends Per Share	High	Low
2017
	Fourth	0.30000	$33.75	$30.84
	Third	0.30000	$33.96	$30.90
	Second	0.30000	$33.30	$30.59
	First	0.30000	$33.63	$29.90
2016
	Fourth	0.30000	$32.98	$27.65
	Third	0.30000	$34.61	$29.84
	Second	0.30000	$31.47	$27.88
	First	0.30000	$29.52	$23.89
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

On April 4, 2017, our consolidated subsidiary, WashREIT Watergate 600 OP LP (“Watergate 600 OP”) issued a total of 12,124 operating partnership units (“Operating Partnership Units”) to the two contributors of the Watergate 600 property as part of the 2017 acquisition of that property. Under the Watergate 600 OP partnership agreement, each partnership unit held by the limited partners of Watergate 600 OP may be redeemed for either cash equal to the fair market value of a share of Washington REIT common stock at the time of redemption (based on a 20-day average price) or, at the option of Washington REIT, one share of Washington REIT common stock. The Operating Partnership Units were issued to the contributors of the Watergate 600 property and were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving any public offering. This issuance was not a “public offering” because only two contributors were involved in the transaction, we did not engage in a general solicitation or advertising in connection with such issuance or transaction and we have not offered securities to the public in connection with such issuance and transaction.

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2017 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2017	—	$—	N/A	N/A
November 1 - November 30, 2017	63	32.77	N/A	N/A
December 1 - December 31, 2017	31,277	31.12	N/A	N/A
Total	31,340	31.12	N/A	N/A
(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Real estate rental revenue	$325,078	$313,264	$306,427	$288,637	$263,024
Income (loss) from continuing operations	$19,612	$119,288	$89,187	$5,070	$(193)
Discontinued operations:
Income from operations of properties sold or held for sale	$—	$—	$—	$546	$15,395
Gain on sale of real estate	$—	$—	$—	$105,985	$22,144
Net income	$19,612	$119,288	$89,187	$111,601	$37,346
Net income attributable to the controlling interests	$19,668	$119,339	$89,740	$111,639	$37,346
Income from continuing operations attributable to the controlling interests per share – diluted	$0.25	$1.65	$1.31	$0.08	$—
Net income attributable to the controlling interests per share – diluted	$0.25	$1.65	$1.31	$1.67	$0.55
Total assets	$2,359,426	$2,253,619	$2,191,168	$2,108,317	$1,969,343
Lines of credit payable	$166,000	$120,000	$105,000	$50,000	$—
Mortgage notes payable, net	$95,141	$148,540	$418,052	$417,194	$293,307
Notes payable, net	$894,358	$843,084	$743,181	$743,149	$841,917
Shareholders’ equity	$1,094,971	$1,050,946	$835,649	$819,555	$754,959
Cash dividends declared	$92,834	$87,570	$82,003	$80,277	$80,104
Cash dividends declared per share	$1.20	$1.20	$1.20	$1.20	$1.20

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing 2017 to 2016 and comparing 2016 to 2015.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Leasing activity, including new leases, renewals and expirations.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store”, “non-same-store” or discontinued operations. Same-store properties include properties that were owned for the entirety of the years being compared, and exclude properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. We define development properties as those for which we have planned or ongoing major construction activities on existing or acquired land pursuant to an authorized development plan. We consider a property's development activities to be complete when the property is ready for its intended use. The property is categorized as same-store when it has been ready for its intended use for the entirety of the years being compared. We define redevelopment properties as those for which we have planned or ongoing significant development and construction activities on existing or acquired buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. We categorize a redevelopment property as same-store when redevelopment activities have been complete for the majority of each year being compared.

Overview

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	Change
Net income attributable to the controlling interests	$19,668	$119,339	$(99,671)
NOI (1)	$209,428	$198,251	$11,177
NAREIT FFO (2)	$140,982	$125,990	$14,992
(1) See pages 32 and 36 of the MD&A for reconciliations of NOI to net income.
(2) See page 48 of the MD&A for reconciliations of NAREIT FFO to net income.

The decrease in net income attributable to the controlling interests is primarily due to lower gains on sale of real estate ($76.8 million), real estate impairment charges ($33.2 million), higher general and administrative expenses ($3.0 million) and higher depreciation and amortization expenses ($3.7 million) in 2017, partially offset by higher NOI ($11.2 million) and lower interest expense ($5.6 million).

The higher NOI is primarily due to income associated with acquisitions ($15.3 million) and higher same-store NOI ($10.0 million), partially offset by properties sold during 2016 and 2017 ($13.2 million). The higher same-store NOI is explained in further detail beginning on page 32 (Results of Operations - 2017 Compared to 2016).

The increase in NAREIT FFO primarily reflects higher NOI ($11.2 million) and lower interest expense ($5.6 million), partially offset by higher general and administrative expenses ($3.0 million).

Investment Activity

Significant investment transactions during 2017 included the following:

•
The acquisition of Watergate 600, which we refer to as the 2017 acquisition, a 293,000 net rentable square foot office building in Washington, DC, for a contract purchase price of $135.0 million. The purchase transaction was structured to include the issuance of 12,124 operating partnership units in WashREIT Watergate 600 OP LP, a consolidated subsidiary of Washington REIT, representing $0.4 million of the purchase price. We incurred $2.8 million of acquisition costs related to this transaction.

•
The sale of Walker House Apartments, a 212-unit multifamily property in Gaithersburg, Maryland, for a contract sale price of $32.2 million. We recognized a gain on sale of real estate of $23.8 million.

•	The execution of a purchase and sale agreement for the sale of Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia, for a contract sale price of $93.0 million.

Subsequent to the end of 2017, we acquired Arlington Tower, a 398,000 square foot office building in Rosslyn, Virginia for a contract purchase price of $250.0 million. We funded the acquisition with borrowings on our Revolving Credit Facility (as defined below) and proceeds from the sale of Braddock Metro Center. We also executed a purchase and sale agreement for the sale of 2445 M Street, a 292,000 square foot office building in Washington, DC, for a contract sale price of $100.0 million. We currently expect to close on the sale during the third quarter of 2018. However, there can be no assurance that this proposed sale will be consummated. Additionally, we subsequently closed on the sale transaction of Braddock Metro Center, described above, in January 2018.

Financing Activity

Significant financing transactions during 2017 included the following:

•	The prepayment at par of the remaining $49.6 million of the mortgage note secured by the Army Navy Building in February 2017.

•	The draw of the remaining $50.0 million on the seven year, $150 million unsecured term loan agreement maturing on July 21, 2023. We used the borrowing to refinance maturing secured debt.

•	The issuance of approximately 3.6 million common shares under our ATM program at a weighted average price to the public of $32.06 per share, for net proceeds of approximately $113.2 million.

As of February 15, 2018, our Revolving Credit Facility (as defined below) has a borrowing capacity of $257.0 million. As of December 31, 2017, the interest rate on the facility is LIBOR plus 1.0% and the LIBOR was 1.56% as of that date.

Capital Requirements

We do not have any debt maturities during 2018, but expect to prepay without penalty the $32.2 million mortgage note secured by Kenmore Apartments during the third quarter of 2018. We expect to have the additional capital requirements as set forth on page 40 (Liquidity and Capital Resources - Capital Structure).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three years ended December 31, 2017. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization, general and administrative expenses, acquisition costs, real estate impairment and gain or loss on extinguishment of debt. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2017 Compared to 2016

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2017 compared to 2016. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$270,040	$259,555	$10,485	4.0%	$36,800	$13,113	$4,559	$4,926	$13,679	$35,670	$325,078	$313,264	$11,814	3.8%
Real estate expenses	94,150	93,674	476	0.5%	13,826	5,475	2,639	2,787	5,035	13,077	115,650	115,013	637	0.6%
NOI	$175,890	$165,881	$10,009	6.0%	$22,974	$7,638	$1,920	$2,139	$8,644	$22,593	$209,428	$198,251	$11,177	5.6%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(112,056)	(108,406)	(3,650)	3.4%
Acquisition costs											—	(1,178)	1,178	(100.0)%
General and administrative expenses											(22,580)	(19,545)	(3,035)	15.5%
Real estate (impairment) and casualty gain, net											(33,152)	676	(33,828)	(5,004.1)%
Gain on sale of real estate											24,915	101,704	(76,789)	(75.5)%
Interest expense											(47,534)	(53,126)	5,592	(10.5)%
Other income											507	297	210	70.7%
Income tax benefit											84	615	(531)	(86.3)%
Net income											19,612	119,288	(99,676)	(83.6)%
Less: Net income attributable to noncontrolling interests											56	51	5	9.8%
Net income attributable to the controlling interests											$19,668	$119,339	$(99,671)	(83.5)%

(1)	Acquisitions:
2017 Office – Watergate 600
2016 Multifamily – Riverside Apartments

(2)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building

(3)	Held for Sale:
2017 Office – Braddock Metro Center
Sold:
2017 Multifamily – Walker House Apartments
2016 Office – Maryland Office Portfolio (6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza)

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

Real estate rental revenue for same-store properties for the two years ended December 31, 2017 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Minimum base rent	$227,661	$218,769	$8,892	4.1%
Recoveries from tenants	31,297	31,064	233	0.8%
Provision for doubtful accounts	(1,191)	(960)	(231)	24.1%
Lease termination fees	1,881	1,350	531	39.3%
Parking and other tenant charges	10,392	9,332	1,060	11.4%
Total same-store real estate rental revenue	$270,040	$259,555	$10,485	4.0%

•	Minimum base rent: Increase primarily due to higher rental income ($10.3 million), partially offset by higher abatements ($1.1 million) and amortization of capitalized lease incentives ($0.3 million).

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.4 million), partially offset by lower reimbursements for real estate taxes ($0.1 million).

•	Provision for doubtful accounts: Increase primarily due to higher provisions in the retail segment ($0.2 million).

•	Lease termination fees: Increase primarily due to higher fees in the retail ($0.3 million) and office ($0.2 million) segments.

•	Parking and other tenant charges: Increase primarily due to higher parking income.

Real estate rental revenue from same-store properties by segment for the two years ended December 31, 2017 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Office	$137,447	$128,815	$8,632	6.7%
Multifamily	70,203	69,174	1,029	1.5%
Retail	62,390	61,566	824	1.3%
Total same-store real estate rental revenue	$270,040	$259,555	$10,485	4.0%

•
Office: Increase primarily due to higher rental income ($9.2 million), parking income ($0.4 million) and lease termination fees ($0.2 million), partially offset by higher rent abatements ($1.5 million).

•	Multifamily: Increase primarily due to higher rental income ($1.0 million).

•	Retail: Increase primarily due to higher reimbursements ($0.3 million) and lease termination fees ($0.3 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Watergate 600 ($14.5 million) in 2017 and having the full year impact of the Riverside Apartments acquisition ($9.2 million) in 2016.

Real estate rental revenue from development/redevelopment properties decreased primarily due to lower revenue ($0.4 million) at the Army Navy Building, which was under redevelopment and substantially completed redevelopment activities during 2017.

Real estate rental revenue from held for sale or sold properties decreased primarily due to the sale of the Maryland Office Portfolio ($20.3 million) in 2016, the non-renewal of a large tenant at Braddock Metro Center ($1.0 million) and the sale of Walker House Apartments ($0.7 million) in 2017.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for properties classified as continuing operations by segment for the two years ended December 31, 2017 was as follows:

	December 31, 2017			December 31, 2016			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	93.1%	77.3%	90.1%	91.7%	87.3%	91.1%	1.4%	(10.0)%	(1.0)%
Multifamily	93.6%	95.3%	94.1%	95.3%	92.5%	94.5%	(1.7)%	2.8%	(0.4)%
Retail	91.2%	N/A	91.2%	95.7%	N/A	95.7%	(4.5)%	N/A	(4.5)%
Total	92.7%	87.5%	91.8%	94.0%	91.0%	93.5%	(1.3)%	(3.5)%	(1.7)%

•
Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Fairgate at Ballston, 1776 G Street and Silverline Center, partially offset by lower ending occupancy at Quantico Corporate Center. The decrease in non-same-store ending occupancy was primarily due to the non-renewal of a large tenant at Braddock Metro Center.

•	Multifamily: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at The Ashby at McLean and Kenmore Apartments.

•	Retail: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at Frederick Crossing and Centre at Hagerstown.

During 2017, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	0.5	$43.63	8.8%	$81.25	9.2	51.4%
Retail	0.3	29.20	16.5%	12.81	1.4	66.9%
Total	0.8	38.35	10.8%	56.18	7.0	57.2%
(1) Consist of tenant improvements and leasing commissions.

The low retention rate in the office segment is primarily due to the non-renewal of a large tenant at Braddock Metro Center. We executed a lease with a new tenant for that space, and subsequently sold the property during the first quarter of 2018.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2017 were 35.6% and 36.7%, respectively.

Real estate expenses from same-store properties by segment for the two years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Office	$51,761	$50,159	$1,602	3.2%
Multifamily	27,203	27,655	(452)	(1.6)%
Retail	15,186	15,860	(674)	(4.2)%
Total same-store real estate expenses	$94,150	$93,674	$476	0.5%

•	Office: Increase primarily due to higher real estate tax ($0.9 million), custodial ($0.5 million) and administrative ($0.3 million) expenses.

•	Multifamily: Decrease primarily due to lower utilities ($0.2 million), repairs and maintenance ($0.2 million) and snow removal ($0.1 million) expenses.

•	Retail: Decrease primarily due to lower bad debt ($0.4 million) and snow removal ($0.3 million) expenses.

Other Expenses

Depreciation and Amortization: Increase primarily due to the Watergate 600 acquisition ($7.6 million) and higher depreciation and amortization at same-store properties ($2.0 million), partially offset by dispositions ($3.8 million) and lower depreciation and amortization at Riverside Apartments ($1.6 million), Braddock Metro Center ($0.4 million) and Army Navy Building ($0.2 million) due to lower amortization of acquired intangible lease assets.

Acquisition Costs: The acquisition costs in 2016 are related to the acquisition of Riverside Apartments. We capitalized the costs associated with the acquisition of Watergate 600 in 2017 due to accounting for the transaction as an asset acquisition in accordance with the adoption of ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.

General and Administrative Expenses: Increase primarily due to higher share based compensation expense ($1.4 million) due to a higher volume of forfeitures in 2016, higher non-share based incentive compensation ($1.3 million) due to improved forecasted operating results, and higher expenses related to an information systems upgrade ($1.0 million), partially offset by lower professional fees ($0.5 million).

Real estate (impairment) and casualty gain, net: The real estate impairment losses of $24.1 million and $9.1 million in 2017 reduced the carrying values of 2445 M Street and Braddock Metro Center, respectively (see note 3 to the consolidated financial statements). The casualty gain in 2016 represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units.

Gain on sale of real estate: Decrease due to completion of the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza during 2016, as compared to the sale of Walker House Apartments in 2017.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2017 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$37,487	$33,439	$4,048	12.1%
Mortgage notes payable	4,804	14,654	(9,850)	(67.2)%
Lines of credit	6,207	5,701	506	8.9%
Capitalized interest	(964)	(668)	(296)	44.3%
Total	$47,534	$53,126	$(5,592)	(10.5)%

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

•	Lines of credit: Increase primarily due to a weighted average interest rate of 2.54% during 2017, as compared to 1.64% during 2016.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Income tax benefit: The income tax benefit in 2016 resulted from a reduction of the valuation allowance on a deferred tax asset at one of our taxable REIT subsidiaries due to a net operating loss as a result of the sale of Dulles Station II. The income tax benefit in 2017 results from the anticipated income at the TRS and the corresponding usage of the net operating loss.

2016 Compared to 2015

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2016 compared to 2015. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	2016	2015	$ Change	% Change
Real estate rental revenue	$243,858	$239,865	$3,993	1.7%	$26,477	$6,797	$22,662	$18,952	$20,267	$40,813	$313,264	$306,427	$6,837	2.2%
Real estate expenses	86,814	84,708	2,106	2.5%	10,706	2,708	9,997	9,394	7,496	15,424	115,013	112,234	2,779	2.5%
NOI	$157,044	$155,157	$1,887	1.2%	$15,771	$4,089	$12,665	$9,558	$12,771	$25,389	$198,251	$194,193	$4,058	2.1%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(108,406)	(108,935)	529	(0.5)%
Acquisition costs											(1,178)	(2,056)	878	(42.7)%
General and administrative expenses											(19,545)	(20,123)	578	(2.9)%
Casualty gain and real estate (impairment), net											676	(5,909)	6,585	(111.4)%
Gain on sale of real estate											101,704	91,107	10,597	11.6%
Interest expense											(53,126)	(59,546)	6,420	(10.8)%
Other income											297	709	(412)	(58.1)%
Loss on extinguishment of debt											—	(119)	119	(100.0)%
Income tax benefit (expense)											615	(134)	749	(559.0)%
Net income											119,288	89,187	30,101	33.8%
Less: Net income attributable to noncontrolling interests											51	553	(502)	(90.8)%
Net income attributable to the controlling interests											$119,339	$89,740	$29,599	33.0%

(1)	Acquisitions:
2016 Multifamily – Riverside Apartments
2015 Multifamily – The Wellington

(2)	Development/redevelopment properties:
Multifamily development property – The Maxwell
Office redevelopment properties – Silverline Center and Army Navy Building

(3)	Sold:
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

Real estate rental revenue from development/redevelopment properties increased primarily due to higher occupancy at Silverline Center ($3.1 million) and The Maxwell ($2.3 million), partially offset by lower occupancy ($1.6 million) at the Army Navy Building, which was under redevelopment.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for properties classified as continuing operations by segment for the two years ended December 31, 2016 was as follows:

	December 31, 2016			December 31, 2015			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.1%	86.5%	91.1%	91.0%	82.0%	87.6%	1.1%	4.5%	3.5%
Multifamily	96.0%	92.9%	94.5%	94.3%	91.6%	93.4%	1.7%	1.3%	1.1%
Retail	95.7%	N/A	95.7%	91.5%	N/A	91.5%	4.2%	N/A	4.2%
Total	94.3%	91.3%	93.5%	92.1%	85.4%	90.2%	2.2%	5.9%	3.3%

•
Office: The increase in same-store ending occupancy was primarily due to higher occupancy at 1775 Eye Street, 1600 Wilson Boulevard and 1776 G Street, partially offset by lower occupancy at Monument II. The increase in non-same-store ending occupancy was primarily due to higher occupancy at Silverline Center, partially offset by lower occupancy at the Army Navy Building.

•
Multifamily: The increase in same-store ending occupancy was primarily due to higher occupancy at 3801 Connecticut Avenue and The Ashby. The increase in non-same-store ending occupancy was primarily due to the lease-up of The Maxwell.

•	Retail: The increase in same-store ending occupancy was primarily due to higher occupancy at Chevy Chase Metro Center, Bradlee Shopping Center and Montrose Shopping Center.

During 2016, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in millions)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	0.6	$41.67	13.2%	$41.24	5.3	67.1%
Retail	0.2	31.32	19.4%	11.89	1.2	82.4%
Total	0.8	38.96	14.5%	33.54	4.4	71.4%
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

•
Multifamily: Slight decrease primarily due to lower property management ($0.2 million) and administrative ($0.2 million) expenses, offset by higher bad debt expense ($0.3 million) related to a retail restaurant tenant at Bennett Park.

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

Real estate impairment and casualty (gain), net: The casualty gain in 2016 represents the gain recognized upon the receipt of insurance proceeds related to damage from a fire at Bethesda Hill Towers during the first quarter of 2015 that damaged four units. An impairment loss in the second quarter of 2015 reduced the carrying value of our interest in a joint venture to develop a multifamily property at 1225 First Street to its estimated fair value. We subsequently disposed of our interest in the joint venture during 2015.

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

•	Lines of credit: Increase primarily due to weighted average daily borrowings of $215.0 million during 2017, as compared to $167.6 million during 2016.

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

As of February 15, 2018, we had cash and cash equivalents of approximately $19.1 million and availability under our Revolving Credit Facility of $257.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our Revolving Credit Facility or other new short-term facilities;

•	Issuances of our equity securities and/or common units in operating partnerships;

•	Issuances of preferred shares;

•	Proceeds from long-term secured or unsecured debt financings, including construction loans and term loans;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2018, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	$31.6 million to repay or refinance a secured note that is prepayable without penalty in 2018;

•	Approximately $85 - $95 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $45 - $50 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2018, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and expected property sales and have access to the capital resources necessary to fund our requirements in 2018. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, rising interest rates or declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

At December 31, 2017 and 2016, our debt was as follows (in thousands):

	December 31,
	2017	2016
Mortgage notes payable, net (1)	$95,141	$148,540
Unsecured lines of credit payable (1)	166,000	120,000
Unsecured notes payable, net (1)	894,358	843,084
	$1,155,499	$1,111,624
(1) See notes 4, 5 and 6 to the consolidated financial statements for further detail on our debt.

Our future debt principal payments are scheduled as follows (in thousands):

Year	Mortgage Notes Payable	Unsecured Notes Payable	Unsecured Line of Credit Payable	Total Debt
2018 (1)	$34,544	$—	$—	$34,544
2019	2,500	—	—	2,500
2020	2,659	250,000	166,000	418,659
2021	2,829	150,000	—	152,829
2022	46,984	300,000	—	346,984
Thereafter	2,398	200,000	—	202,398
	91,914	900,000	166,000	1,157,914
Premiums and discounts, net	3,385	(1,580)	—	1,805
Debt issuance costs, net	(158)	(4,062)	—	(4,220)
Total	$95,141	$894,358	$166,000	$1,155,499
(1) The maturity date of the mortgage note secured by Kenmore Apartments is March 1, 2019, but can be prepaid, without penalty, beginning on September 1, 2018.

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

Mortgage Debt

At December 31, 2017, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.5% and had a weighted average maturity of 3.3 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Unsecured Credit Facility and Term Loan

During the second quarter of 2015, we terminated our $100.0 million unsecured line of credit maturing in June 2015 and our $400.0 million unsecured line of credit maturing in July 2016, and executed a new $600.0 million unsecured credit agreement ("Revolving Credit Facility") that matures in June 2019, unless extended pursuant to one or both of the two six-month extension options. The Revolving Credit Facility is our primary source of liquidity. We can borrow up to $600.0 million under this line, which bears interest at an adjustable spread over LIBOR based on our public debt rating. The Revolving Credit Facility has an accordion feature that allows us to increase the facility to $1.0 billion, subject to the extent the lenders agree to provide additional revolving loan commitments or term loans. The Revolving Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon our credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.5% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the $600.0 million committed capacity, without regard to usage. As of December 31, 2017, the interest rate on the facility is LIBOR plus 1.00% and the facility fee is 0.20%.

During the third quarter of 2015, we executed a $150.0 million unsecured term loan by exercising a portion of the accordion feature under the Revolving Credit Facility. The term loan has a 5.5 year term scheduled to mature on March 15, 2021 and currently has an interest rate of LIBOR plus 110 basis points, based on our current unsecured debt ratings. We entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the term loan on March 15, 2021.

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

Failure to comply with any of the covenants under our Revolving Credit Facility or other debt instruments could result in a default under one or more of our Revolving Credit Facility's covenants. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the Revolving Credit Facility's covenants. As of December 31, 2017, we were in compliance with the Revolving Credit Facility's covenants.

Unsecured Notes

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year.

During the third quarter of 2016, we entered into a seven year, $150.0 million unsecured term loan ("2016 Term Loan") maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the one-month LIBOR rate plus 1.0%. The 2016 Term Loan currently has an interest rate of one month LIBOR plus 165 basis points, based on Washington REIT's current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million in the first quarter of 2017. We used the proceeds to refinance maturing secured debt. We also entered into forward interest rate derivatives commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.86% (see note 7 to the consolidated financial statements).

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

Failure to comply with any of the covenants under our unsecured notes or other debt instruments could result in a default under one or more of our unsecured note covenants. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of December 31, 2017, we were in compliance with our unsecured note covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Common Equity

We have authorized for issuance 100.0 million common shares, of which approximately 78.5 million shares were outstanding at December 31, 2017.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We intend to use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. As of December 31, 2017, we had issued 4.5 million common shares under this program at a weighted average share price of $32.31 for net proceeds of $142.8 million.

During the second quarter of 2016, we issued approximately 5.3 million common shares, including 0.7 million shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

The Equity Distribution Agreements replace Washington REIT's prior sales agency financing agreement with BNY Mellon Capital Markets, LLC, which expired by its terms in June 2015. During 2015, Washington REIT issued 0.2 million common shares at a weighted average price of $28.34, for net proceeds of $5.2 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During 2017, we issued approximately 80,000 common shares under this program at a weighted average share price of $32.25 for gross proceeds of $2.6 million.

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2017, no preferred shares had been authorized or issued.

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

Our dividend and distribution payments for the three years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Common dividends	$91,666	$85,648	$61,510
Noncontrolling interest distributions	4,199	196	—
	$95,865	$85,844	$61,510

Dividends paid during 2017 increased from 2016 primarily due to the issuance of approximately 3.6 million common shares during 2017.

Dividends paid during 2016 increased from 2015 primarily due to the payment on January 5, 2016 of the $22.4 million of dividends declared and accrued during the fourth quarter of 2015.

The $4.2 million distribution to noncontrolling interests in 2017 is primarily related to our purchase of the remaining 10% joint venture interest in The Maxwell (see note 3 to the consolidated financial statements).

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We are currently engaged in development activities for the ground-up development of a multifamily property (The Trove) on land adjacent to The Wellington, the redevelopment of Spring Valley Village to add rentable space and predevelopment activities for the ground-up development of a multifamily property on land adjacent to Riverside Apartments. As of December 31, 2017, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $45.0 - $50.0 million of total development/redevelopment spending during 2018.

In addition to our development and redevelopment projects, we anticipate funding several major renovation projects in our portfolios during 2018, as follows (in thousands):

Office	$6,100
Multifamily	16,500
Retail	1,900
Total	$24,500

These projects include unit renovations, common area and roof replacements at multifamily properties; elevator modernizations, HVAC replacements and restroom upgrades at office properties; and roof replacements at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2017. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2017, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,345,893	$76,629	$676,950	$526,002	$66,312
Purchase obligations(2)	7,255	3,589	3,666	—	—
Tenant-related capital(3)	23,610	23,610	—	—	—
Building capital(4)	5,706	5,706	—	—	—
Operating leases	13,865	327	863	520	12,155

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest and facility fees.

(2)	Represents electricity purchase agreements with terms through 2018 and natural gas purchase agreements with terms through 2017.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2017.

(4)	Committed building capital additions based on contracts in place as of December 31, 2017.

We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance and electricity and natural gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $28 million in 2018.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2017 were as follows (in thousands):

	Year ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash provided by operating activities	$130,626	$114,725	$109,318	$15,901	$5,407
Cash used in investing activities	(196,354)	(63,492)	(89,826)	(132,862)	26,334
Cash provided by (used in) financing activities	60,729	(70,819)	(8,410)	131,548	(62,409)

Net cash provided by operating activities increased in 2017 primarily due to income from acquisitions executed in 2016 and 2017 and lower interest payments in 2017, partially offset by dispositions in 2016 and 2017. Net cash provided by operating activities increased in 2016 primarily due to income from acquisitions executed in 2015 and 2016 and lower interest payments in 2016, partially offset by dispositions in 2016.

Net cash used in investing activities increased in 2017 primarily due to a lower volume of disposition activity in 2017, partially offset by executing a smaller acquisition during 2017. Net cash used in investing activities decreased in 2016 primarily due to a higher volume of disposition activity in 2016, partially offset by executing a larger acquisition during 2016.

Net cash provided by financing activities increased in 2017 as compared to 2016 primarily due to lower debt repayments and higher net borrowings on the Revolving Credit Facility, partially offset by lower proceeds from equity issuances. Net cash used in financing activities increased in 2016 as compared to 2015 primarily due to higher debt repayments and dividends paid during 2016, partially offset by proceeds from equity issuances.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accretive capital improvements and development costs:
Acquisition related	$24,556	$8,644	$3,077
Expansions and major renovations	14,629	10,869	10,722
Development/redevelopment	18,150	22,572	31,203
Tenant improvements (including first generation leases)	16,926	29,657	21,208
Total accretive capital improvements (1)	74,261	71,742	66,210
Other capital improvements:	4,404	7,924	6,500
Total	$78,665	$79,666	$72,710
(1) We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $1.0 million, $0.7 million and $0.7 million for the three years ended December 31, 2017, respectively, and capitalized employee compensation in the amount of $2.5 million, $1.6 million and $2.0 million for the three years ended December 31, 2017, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2017 to Watergate 600, Riverside Apartments and The Wellington.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during

2017 included unit renovations and roof replacement at The Wellington; facade restoration at The Ashby; unit renovations and common area renovations at 3801 Connecticut Avenue; unit renovations at The Kenmore; fitness center upgrades and elevator modernization at 1227 25th Street; elevator modernization at 1140 Connecticut Avenue; common area renovations at Park Adams and office and gym renovations at Bethesda Hill Apartments.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income that would be otherwise achievable. Development/redevelopment costs in 2017 primarily include development costs for the Trove, a multifamily development adjacent to The Wellington, predevelopment costs for a future multifamily development adjacent to Riverside Apartments, and redevelopment costs at the Army Navy Building and Spring Valley Village. The Army Navy Building redevelopment was placed into service during 2017.

Tenant Improvements: Tenant improvements are costs, such as space build-out, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased, excluding first generation leases, during the three years ended December 31, 2017 were as follows:

	Year Ended December 31,
	2017	2016	2015
Office	$62.28	$28.96	$30.37
Retail	$8.69	$5.53	$15.36

The $33.32 increase in 2017 in tenant improvement costs per square foot of office space leased was primarily due new tenant leases executed at Braddock Metro Center and Army Navy Building, as well as due to a large lease renewal at 1775 Eye Street. The $1.41 decrease in 2016 in tenant improvement costs per square foot of office space leased were primarily due to leases executed in 2015 at Silverline Center.

The $3.16 increase in 2017 tenant improvements costs per square foot of retail space leased was primarily due to new leases executed at Gateway Overlook. The $9.83 decrease in 2016 tenant improvement costs per square foot of retail space leased was primarily due to large tenant leases executed at Chevy Chase Metro and Bradlee Shopping Center in 2015.

Tenant improvement costs for retail tenants are substantially lower than for office tenants because the improvements required for retail tenants tend to be substantially less extensive than for office tenants.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, these include new appliances, flooring, cabinets and bathroom fixtures. These improvements, which are made as needed upon vacancy of an apartment, totaled $1.7 million in 2017, averaging approximately $900 per apartment for the 41% of apartments turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties (aside from improvements related to apartment turnover), improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $5.6 million during 2017 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2017 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
(c) our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional property acquisitions and capital improvements when appropriate to enhance long-term growth; and
(d) our plans to complete any contemplated acquisitions or dispositions.

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
(l) terrorist attacks or actions;
(m) weather conditions and natural disasters;
(n) failure to qualify as a REIT;
(o) the availability of and our ability to attract and retain qualified personnel;
(p) uncertainty in our ability to continue to pay dividends at the current rates; and
(q) other factors discussed under the caption “Risk Factors.”

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$19,612	$119,288	$89,187
Adjustments:
Depreciation and amortization	112,056	108,406	108,935
Impairment of depreciable real estate	33,152	—	—
Gain on sale of depreciable real estate	(23,838)	(101,704)	(89,653)
NAREIT FFO	$140,982	$125,990	$108,469

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

Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the valuation allowance for a deferred tax asset at one of our taxable REIT subsidiaries. As of December 31, 2017, our TRSs deferred tax asset of $1.4 million was fully reserved and there was no deferred tax liability. As of December 31, 2016, our TRSs had a deferred tax asset of $0.5 million, net of a valuation allowance of $2.9 million. As of December 31, 2017 and 2016, our TRSs had deferred tax liabilities of $0.0 million and $0.4 million, respectively. Additionally, in connection with the acquisition of Watergate 600, we recorded a deferred state and local tax liability of approximately $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2017.

	2018		2019	2020	2021	2022	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—		$—	$250,000	$150,000	$300,000	$200,000	$900,000	$931,377
Interest payments	$36,224		$36,224	$36,224	$20,786	$19,765	$22,439	$171,662
Interest rate on debt maturities	—%		—%	5.1%	2.7%	4.0%	4.0%	4.1%
Unsecured variable rate debt
Principal	$—		$166,000	$—	$—	$—	$—	$166,000	$166,000
Variable interest rate on debt maturities	—%		2.5%	—%	—%	—%	—%	2.5%
Mortgages
Principal amortization (2) (30 year schedule)	$34,544	(3)	$2,500	$2,659	$2,829	$46,984	$2,398	$91,914	$97,181
Interest payments	$4,661		$3,206	$3,046	$2,876	$649	$78	$14,516
Weighted average interest rate on principal amortization	5.3%		4.7%	4.7%	4.7%	3.8%	4.9%	4.5%
(1) Includes $150.0 million term loan and $100.0 million term loan with floating interest rates. The $150.0 million term loan is effectively fixed by interest rate swap arrangements at 2.7%, and the $100.0 million term loan is effectively fixed by forward interest rate swap arrangements at 2.9%.
(2) Excludes net discounts of $3.4 million and net unamortized debt issuance costs of $0.2 million as of December 31, 2017.
(3) The maturity date of the mortgage note secured by Kenmore Apartments is March 1, 2019, but can be prepaid, without penalty, beginning on September 1, 2018. We currently intend to prepay this mortgage note in 2018.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2017 and 2016 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2017	December 31, 2016
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$1,006	$224
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	981	193
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	4,943	4,775
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	2,489	2,419
$300,000					$9,419	$7,611

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 60 to 95 are incorporated herein by reference.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.
PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2018 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.washreit.com.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item by Item 403 of Regulation S-K is hereby incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	2,053,209
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	2,053,209
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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	57
	Report of Independent Registered Public Accounting Firm	58
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	59
	Consolidated Balance Sheets as of December 31, 2017 and 2016	60
	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015	61
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	62
	Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015	63
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	64
	Notes to Consolidated Financial Statements	66

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	92
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	93
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement	DEF 14A	001-06622	B	4/1/2011
3.2	Articles of Amendment to the Washington Real Estate Investment Trust Articles of Amendment and Restatement	8-K	001-06622	3.1	6/7/2017
3.3	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	8-K	001-06622	3.1	2/14/2017
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.5	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.6	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.7	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10*	Long Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.34	5/6/2011
10.11*	Short Term Incentive Plan, effective January 1, 2011	10-Q	001-06622	10.35	5/6/2011
10.12*	Short Term Incentive Plan, effective January 1, 2012	10-Q	001-06622	10.38	5/7/2012
10.13*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.14*	Amended and restated change in control agreement dated February 25, 2013 with Thomas C. Morey	10-K	001-06622	10.41	2/27/2013
10.15*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.16*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.17*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.18	Purchase and Sale Agreement, dated as of September 27, 2013, for Woodburn Medical Park I and II	8-K	001-06622	10.51	10/3/2013
10.19	Purchase and Sale Agreement, dated as of September 27, 2013, for Prosperity Medical Center I, II and III	8-K	001-06622	10.52	10/3/2013
10.20	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.21*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.22*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.23*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.24*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.25*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.26*	Change in control agreement dated April 21, 2014 with Thomas Q. Bakke	10-Q	001-06622	10.48	5/7/2014
10.27*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.28*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.29*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.30*	Separation Agreement and General Release between Laura M. Franklin and Washington Real Estate Investment Trust dated February 18, 2015	8-K	001-06622	10.1	2/19/2015
10.31*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV	10-K	001-06622	10.52	3/2/2015
10.32*	Offer Letter to Thomas Q. Bakke	10-K	001-06622	10.53	3/2/2015
10.33*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.34*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.35*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.36*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.37*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.38	Credit Agreement, dated as of June 23, 2015, by and among Washington REIT, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners, KeyBank National Association, as syndication agent, and Royal Bank of Canada and SunTrust Bank, as documentation agents	8-K	001-06622	10.1	6/23/2015
10.39*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.40*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.41	First Amendment to Credit Agreement, dated as of September 15, 2015, by and among the Company, as borrower, the financial institutions party thereto as lenders, and Wells Fargo, National Association	8-K	001-06622	10.1	9/16/2015
10.42	Purchase and Sale Agreement, dated April 26, 2016, for Riverside Apartments	10-Q	001-06622	10.49	8/1/2016
10.43	Purchase and Sale Agreement, dated April 26, 2016, for Wayne Plaza, West Gude Drive, 600 Jefferson Plaza and 6110 Executive Boulevard	10-Q	001-06622	10.50	8/1/2016
10.44	Purchase and Sale Agreement, dated April 26, 2016, for 51 Monroe Street and One Central Plaza	10-Q	001-06622	10.51	8/1/2016
10.45	First Amendment to Purchase and Sale Agreement, dated June 3, 2016, for Wayne Plaza, West Gude Drive, 600 Jefferson Plaza and 6110 Executive Boulevard	10-Q	001-06622	10.52	8/1/2016
10.46*	2016 Omnibus Incentive Plan	DEF 14A		Annex A	3/23/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.47	Term Loan Agreement, dated as of July 22, 2016, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Capital One, National Association, as administrative agent, with Capital One, National Association, and U.S. Bank National Association as joint lead arrangers and joint bookrunners, and U.S. Bank National Association as syndication agent	10-Q	001-06622	10.54	11/2/2016
10.48*	Separation Agreement and General Release between Thomas C. Morey and Washington Real Estate Investment Trust, dated July 26, 2016	10-Q	001-06622	10.55	11/2/2016
10.49*	Revocation of Statement of Amendment of STIP and LTIP					X
10.50*	Offer letter to Taryn D. Fielder					X
10.51*	Change in control agreement dated July 21,2017 with Taryn D. Fielder	10-Q	001-06622	10.1	7/31/2017
10.52	Purchase and sale agreement, dated December 29, 2017, for Arlington Tower					X
12	Computation of Ratio of Earnings to Fixed Charges					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.
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
Date: February 20, 2018
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Nason*	Chairman, Trustee	February 20, 2018
Charles T. Nason

/s/ Paul T. McDermott	President, Chief Executive Officer and Trustee	February 20, 2018
Paul T. McDermott

/s/ Benjamin S. Butcher*	Trustee	February 20, 2018
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 20, 2018
William G. Byrnes

/s/ Edward S. Civera*	Trustee	February 20, 2018
Edward S. Civera

/s/ Ellen M. Goitia*	Trustee	February 20, 2018
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 20, 2018
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 20, 2018
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 20, 2018
Stephen E . Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 20, 2018
W. Drew Hammond	Treasurer
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
In connection with the preparation of Washington REIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Washington REIT’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Washington REIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2017, Washington REIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Washington REIT’s consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Washington REIT’s internal control over financial reporting, a copy of which appears on page 59 of this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of
Washington Real Estate Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of
Washington Real Estate Investment Trust
Opinion on Internal Control over Financial Reporting

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Washington Real Estate Investment Trust and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 20, 2018

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2017	2016
Assets
Land	$588,025	$573,315
Income producing property	2,113,977	2,112,088
	2,702,002	2,685,403
Accumulated depreciation and amortization	(683,692)	(657,425)
Net income producing property	2,018,310	2,027,978
Properties under development or held for future development	54,422	40,232
Total real estate held for investment, net	2,072,732	2,068,210
Investment in real estate sold or held for sale, net	68,534	—
Cash and cash equivalents	9,847	11,305
Restricted cash	2,776	6,317
Rents and other receivables, net of allowance for doubtful accounts of $2,426 and $2,377, respectively	69,766	64,319
Prepaid expenses and other assets	125,087	103,468
Other assets related to properties sold or held for sale	10,684	—
Total assets	$2,359,426	$2,253,619
Liabilities
Notes payable, net	$894,358	$843,084
Mortgage notes payable, net	95,141	148,540
Lines of credit	166,000	120,000
Accounts payable and other liabilities	61,565	46,967
Dividend payable	23,581	22,414
Advance rents	12,487	11,750
Tenant security deposits	9,149	8,802
Other liabilities related to properties sold or held for sale	1,809	—
Total liabilities	1,264,090	1,201,557
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest; $0.01 par value; 100,000 shares authorized: 78,510 and 74,606 shares issued and outstanding at December 31, 2017 and 2016, respectively	785	746
Additional paid in capital	1,483,980	1,368,636
Distributions in excess of net income	(399,213)	(326,047)
Accumulated other comprehensive income	9,419	7,611
Total shareholders’ equity	1,094,971	1,050,946
Noncontrolling interests in subsidiary	365	1,116
Total equity	1,095,336	1,052,062
Total liabilities and equity	$2,359,426	$2,253,619

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2017	2016	2015
Revenue
Real estate rental revenue	$325,078	$313,264	$306,427
Expenses
Real estate expenses	115,650	115,013	112,234
Depreciation and amortization	112,056	108,406	108,935
Acquisition costs	—	1,178	2,056
Real estate impairment and casualty (gain), net	33,152	(676)	5,909
General and administrative	22,580	19,545	20,123
	283,438	243,466	249,257
Other operating income
Gain on sale of real estate	24,915	101,704	91,107
Real estate operating income	66,555	171,502	148,277
Other income (expense)
Interest expense	(47,534)	(53,126)	(59,546)
Other income	507	297	709
Loss on extinguishment of debt	—	—	(119)
Income tax benefit (expense)	84	615	(134)
	(46,943)	(52,214)	(59,090)
Net income	19,612	119,288	89,187
Less: Net loss attributable to noncontrolling interests in subsidiaries	56	51	553
Net income attributable to the controlling interests	$19,668	$119,339	$89,740

Basic net income attributable to the controlling interests per share	$0.25	$1.65	$1.31

Diluted net income attributable to the controlling interests per share	$0.25	$1.65	$1.31
Weighted average shares outstanding – basic	76,820	72,163	68,177
Weighted average shares outstanding – diluted	76,935	72,339	68,310
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Net income	$19,612	$119,288	$89,187
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	1,808	8,161	(550)
Comprehensive income	21,420	127,449	88,637
Less: Net loss attributable to noncontrolling interests	56	51	553
Comprehensive income attributable to the controlling interests	$21,476	$127,500	$89,190

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiaries	Total Equity
Balance, December 31, 2014	67,819	$678	$1,184,395	$(365,518)	$—	$819,555	$2,674	$822,229
Net income attributable to the controlling interests	—	—	—	89,740	—	89,740	—	89,740
Net loss attributable to noncontrolling interests and deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,316)	(1,316)
Unrealized loss on interest rate hedges	—	—	—	—	(550)	(550)	—	(550)
Contributions from noncontrolling interest	—	—	—	—	—	—	5	5
Dividends	—	—	—	(82,003)	—	(82,003)		(82,003)
Equity offerings, net of issuance costs	184	2	5,213	—	—	5,215	—	5,215
Share grants, net of share grant amortization and forfeitures	188	2	3,690	—	—	3,692	—	3,692
Balance, December 31, 2015	68,191	682	1,193,298	(357,781)	(550)	835,649	1,363	837,012
Adjustment for retrospective application of new accounting principle (see note 2)	—	—	—	(35)		(35)		(35)
Net income attributable to the controlling interests	—	—	—	119,339	—	119,339	—	119,339
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Unrealized gain on interest rate hedges	—	—	—	—	8,161	8,161	—	8,161
Distributions to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Dividends	—	—	—	(87,570)	—	(87,570)	—	(87,570)
Equity offerings, net of issuance costs	6,223	62	172,874	—	—	172,936	—	172,936
Shares issued under Dividend Reinvestment Program	23	—	700	—	—	700	—	700
Share grants, net of share grant amortization and forfeitures	169	2	1,764	—	—	1,766	—	1,766
Balance, December 31, 2016	74,606	746	1,368,636	(326,047)	7,611	1,050,946	1,116	1,052,062
Net income attributable to the controlling interests	—	—	—	19,668	—	19,668	—	19,668
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(56)	(56)
Unrealized gain on interest rate hedges	—	—	—	—	1,808	1,808	—	1,808
Distributions to noncontrolling interests	—	—	(3,128)	—	—	(3,128)	(1,071)	(4,199)
Contributions from noncontrolling interest	—	—	—	—	—	—	376	376
Dividends	—	—	—	(92,834)	—	(92,834)	—	(92,834)
Equity offerings, net of issuance costs	3,587	36	113,158	—	—	113,194	—	113,194
Shares issued under Dividend Reinvestment Program	80	1	2,575	—	—	2,576	—	2,576
Share grants, net of share grant amortization, forfeitures and tax withholdings	237	2	2,739	—	—	2,741	—	2,741
Balance, December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
		(as adjusted)	(as adjusted)
Cash flows from operating activities
Net income	$19,612	$119,288	$89,187
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(24,915)	(101,704)	(91,107)
Depreciation and amortization	112,056	108,406	108,935
Provision for losses on accounts receivable	882	1,706	1,368
Deferred tax benefit	(84)	(698)	—
Real estate impairment and casualty (gain), net	33,152	(676)	5,909
Share-based compensation expense	4,771	3,491	5,112
Amortization of debt premiums, discounts and related financing costs	1,897	3,187	3,486
Loss on extinguishment of debt, net	—	—	119
Changes in other assets	(20,199)	(15,713)	(10,496)
Changes in other liabilities	3,454	(2,562)	(3,195)
Net cash provided by operating activities	130,626	114,725	109,318
Cash flows from investing activities
Real estate acquisitions, net	(138,371)	(227,413)	(151,917)
Capital improvements to real estate	(60,515)	(57,094)	(41,507)
Development in progress	(18,150)	(22,572)	(31,203)
Net cash received from sale of real estate	30,798	243,624	136,930
Real estate deposits, net	(6,250)	—	—
Insurance proceeds	—	883	—
Non-real estate capital improvements	(3,866)	(920)	(2,129)
Net cash used in investing activities	(196,354)	(63,492)	(89,826)
Cash flows from financing activities
Line of credit borrowings, net	46,000	15,000	55,000
Principal payments – mortgage notes payable	(52,571)	(270,061)	(4,512)
Borrowing under construction loan	—	—	4,558
Notes payable repayments	—	—	(150,000)
Proceeds from dividend reinvestment program	2,576	700	—
Proceeds from term loan	50,000	100,000	150,000
Payment of financing costs	(319)	(1,590)	(5,095)
Dividends paid	(91,666)	(85,648)	(61,510)
Contributions from noncontrolling interests	—	—	5
Distributions to noncontrolling interests	(4,199)	(196)	—
Net proceeds from equity offerings	113,194	172,936	5,215
Payment of tax withholdings for restricted share awards	(2,286)	(1,960)	(2,071)
Net cash provided by (used in) financing activities	60,729	(70,819)	(8,410)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,999)	(19,586)	11,082
Cash, cash equivalents and restricted cash at beginning of year	17,622	37,208	26,126
Cash, cash equivalents and restricted cash at end of year	$12,623	$17,622	$37,208

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
		(as adjusted)	(as adjusted)
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$45,730	$51,054	$57,179
Cash paid for income taxes	$17	$65	$261
Change in accrued capital improvements and development costs	$3,264	$(3,788)	$(4,229)
Dividends payable	$23,581	$22,414	$20,434

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,847	$11,305	$23,825
Restricted cash	2,776	6,317	13,383
Cash, cash equivalents and restricted cash	$12,623	$17,622	$37,208

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. We have considered the provisions of the Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, and do not expect the TCJA to have a material impact on our ability to continue to qualify as a REIT. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2017, we sold our interests in the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
October 23, 2017	Walker House Apartments	Multifamily	$23,838
		Total 2017	$23,838

May 26, 2016	Dulles Station II (1)	Office	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	77,592
		Total 2016	$101,704

March 20, 2015	Country Club Towers	Multifamily	$30,277
September 9, 2015	1225 First Street (4)	Multifamily	—
October 21, 2015	Munson Hill Towers	Multifamily	51,395
December 14, 2015	Montgomery Village Center	Retail	7,981
		Total 2015	$89,653
(1) Land held for future development and an interest in a parking garage.
(2) Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.
(3) Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.
(4) Interest in land held for future development.

The taxable gains for Walker House Apartments, Dulles Station II and the properties included in Maryland Office Portfolio Transaction I were distributed to shareholders through the quarterly dividends. The properties included in Maryland Office Portfolio Transaction II were identified for a reverse deferred exchange under Section 1031 of the Code. We acquired the replacement property, Riverside Apartments, during the second quarter of 2016 (see note 3, under "Acquisition"). We reinvested a portion of the Country Club Towers, Munson Hill Towers and Montgomery Village Center sales proceeds in replacement properties through deferred tax exchanges.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the valuation allowance for a deferred tax asset at one of our taxable REIT subsidiaries. As of December 31, 2017, a deferred tax asset of our TRSs of $1.4 million was fully reserved. As of December 31, 2016, our TRSs had a deferred tax asset of $0.5 million, net of a valuation allowance of $2.9 million. As of December 31, 2017 and 2016, our TRSs had deferred tax liabilities of $0.0 million and $0.4 million, respectively. Additionally, in connection with the acquisition of Watergate 600 (see note 3), we recorded a deferred state and local tax liability of approximately $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

The following is a breakdown of the taxable percentage of our dividends for the years ended December 31, 2017, 2016 and 2015 (unaudited):

	2017	2016	2015
Ordinary income	76%	66%	78%
Return of capital	—%	33%	22%
Qualified dividends	2%	—%	—%
Unrecaptured Section 1250 gain	8%	1%	—%
Capital gain	14%	—%	—%

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements include the consolidated accounts of Washington REIT and our subsidiaries and entities in which Washington REIT has a controlling financial interest, including where Washington REIT has been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

Pronouncements Adopted

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted ASU 2016-18 as of December 31, 2017. The impact of the implementation was as follows:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities (prior to adoption of ASU 2016-18)	$130,715	$116,931	$109,426
Impact of including restricted cash with cash and cash equivalents	(89)	(2,206)	(108)
Net cash provided by operating activities (after adoption of ASU 2016-18)	$130,626	$114,725	$109,318

Net cash used in investing activities (prior to adoption of ASU 2016-18)	$(192,902)	$(58,632)	$(93,018)
Impact of including restricted cash with cash and cash equivalents	(3,452)	(4,860)	3,192
Net cash used in investing activities (after adoption of ASU 2016-18)	$(196,354)	$(63,492)	$(89,826)

Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted the new standard as of January 1, 2018 and adoption does not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for all entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted the new standard as of January 1, 2018 and adoption does not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted the new standard as of January 1, 2018 and adoption does not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles (“GAAP”) requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. We adopted the new standard for the fiscal year beginning on January 1, 2018. We evaluated the requirements for recognition of revenue from contracts with customers and measuring gains and losses on the sale of properties in accordance with ASU 2014-09 and concluded that adoption of the new standard will not impact the amount or timing of our revenue recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Upon adoption, for leases in which we are the lessor, the lease contract will be separated into lease and non-lease components in accordance with the provisions outlined within ASU 2014-09. The lease component of the contract will be recognized on a straight-line basis in accordance with ASU 2016-02, while the non-lease component will be recognized under the provisions of ASU 2014-09. For lease contracts with a duration of more than one year in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and a corresponding lease liability. Also, only direct leasing costs may be capitalized under the new standard, while current accounting standards allow for the capitalization of indirect leasing costs. We are currently evaluating the impact ASU 2016-02 may have on Washington REIT’s consolidated financial statements.

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

Our accounts receivable balances include $0.4 million and $2.4 million of notes receivable as of December 31, 2017 and 2016, respectively. The decrease is due to the repayment during the fourth quarter of 2017 of a note receivable acquired in 2008 with the purchase of 2445 M Street.

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

Real estate depreciation expense from continuing operations was $90.1 million, $84.1 million, $80.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total interest incurred	$48,498	$53,794	$60,204
Capitalized interest	(964)	(668)	(658)
Interest expense, net of capitalized interest	$47,534	$53,126	$59,546

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

Acquisitions

The properties we acquire typically are not businesses as defined by ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. Per this definition, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. We therefore account for such acquisitions as asset acquisitions. Acquisition costs are capitalized and identifiable assets (including physical assets and in-place leases), liabilities assumed and any noncontrolling interests are measured by allocating the cost of the acquisition on a relative fair value basis. Acquisitions executed prior to our adoption of ASU 2017-01 as of January 1, 2017 were accounted for as business combinations.

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

We have attributed no value to customer relationships as of December 31, 2017 and 2016.

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

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$66,378	$50,157	$16,221	$54,352	$44,823	$9,529
Leasing commissions/absorption costs	123,992	95,115	28,877	101,311	86,210	15,101
Net lease intangible assets	19,362	16,089	3,273	18,903	14,193	4,710
Net lease intangible liabilities	43,230	28,174	15,056	33,687	25,359	8,328
Below-market ground lease intangible asset	12,080	1,903	10,177	12,080	1,714	10,366

Amortization of these combined components during the three years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization expense	$14,911	$17,655	$22,244
Real estate rental revenue (increase) decrease, net	(922)	410	538
	$13,989	$18,065	$22,782

Amortization of these combined components over the next five years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2018	$13,456	$(1,574)	$11,882
2019	6,485	(1,633)	4,852
2020	4,905	(1,335)	3,570
2021	3,729	(1,191)	2,538
2022	3,058	(1,155)	1,903
Thereafter	23,642	(4,895)	18,747

Software Developed for Internal Use

The costs of software developed for internal use that qualify for capitalization are included with Prepaid expenses and other assets on our consolidated balance sheets. These capitalized costs include external direct costs utilized in developing or obtaining the applications and expenses for employees who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and continues until the project is substantially complete and is ready for its intended purpose. Completed projects are amortized on a straight-line basis over their estimated useful lives.

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2017 and 2016, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2013 through 2017 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

NOTE 3: REAL ESTATE

As of December 31, 2017 and 2016, our real estate investment portfolio classified as held and used, at cost, consists of properties as follows (in thousands):

	December 31,
	2017	2016
Office	$1,355,033	$1,349,378
Multifamily	895,811	885,084
Retail	451,158	450,941
	$2,702,002	$2,685,403

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments include office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing tenant and consumer requirements.

As of December 31, 2017, no property accounted for more than 10% of total assets. No single property or tenant accounted for more than 10% of the real estate rental revenue.

We have properties under development/redevelopment and held for current or future development as of December 31, 2017 and 2016. In the office segment, we had a redevelopment project at the Army Navy Building, an office property in Washington, DC, to upgrade its common areas and add significant amenities in order to make the property more competitive within its sub-market. As of December 31, 2017, we had invested $4.8 million in the redevelopment and placed substantially all of the project into service.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of December 31, 2017, we had invested $29.7 million and $19.2 million, including the costs of acquired land, in the Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of December 31, 2017, we had invested $3.6 million in the redevelopment.

The cost of our real estate portfolio under development or held for future development as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Office	$680	$2,640
Multifamily	49,616	36,013
Retail	4,126	1,579
	$54,422	$40,232

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

Properties and land for development acquired during the three years ended December 31, 2017 were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Purchase Price (in thousands)
April 4, 2017	Watergate 600	Office	N/A	293,000	$135,000

May 20, 2016	Riverside Apartments	Multifamily	1,222	N/A	$244,750

July 1, 2015	The Wellington	Multifamily	711	N/A	$167,000

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2017 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate rental revenue	$14,518	$13,112	$6,797
Net income (loss)	2,226	(1,688)	(2,748)

As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2017	2016	2015
Land	$45,981	$38,924	$30,548
Land held for development	—	15,968	15,000
Buildings	66,241	184,854	116,563
Tenant origination costs	12,084	—	—
Leasing commissions/absorption costs	23,161	4,992	4,889
Net lease intangible assets	498	22	—
Net lease intangible liabilities	(9,585)	(10)	—
Deferred tax liability	(560)	—	—
Total	$137,820	$244,750	$167,000

The weighted remaining average life for 2017 acquisition components above, other than land and building, are 89 months for tenant origination costs, 82 months for leasing commissions/absorption costs, 13 months for net lease intangible assets and 102 months for net lease intangible liabilities.

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

The difference in the total contract price of $167.0 million for the 2015 acquisitions and cash paid for the acquisitions per the consolidated statements of cash flows of $151.9 million is primarily due to acquisition of land for development of $15.0 million and credits received at settlement totaling $0.1 million.

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

In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property in Arlington, Virginia. Major construction activities at The Maxwell ended during December 2014, and the building became available for occupancy during the first quarter of 2015. Washington REIT was the 90% owner of the joint venture. The real estate development company owned 10% of the joint venture and was responsible for the development and construction of the property. During the fourth quarter of 2017, we purchased the 10% joint venture interest from the real estate development company for a contract purchase price of $4.1 million. Upon the completion of this transaction, the joint venture ended and Washington REIT became sole owner of The Maxwell.

We determined that, prior to completion of this transaction, The Maxwell joint venture was a VIE primarily based on the fact that the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. We also determined that Washington REIT was the primary beneficiary of the VIE due to the fact that Washington REIT was determined to have a controlling financial interest in the entity. In January 2016, Washington REIT exercised its right to purchase at par The Maxwell’s construction loan from the original third-party lender. Upon the purchase, the construction loan became an intercompany loan payable from the consolidated VIE to Washington REIT that is eliminated in consolidation. The intercompany loan payable was extinguished as part of Washington REIT’s purchase of the joint venture partner’s 10% interest during the fourth quarter of 2017.

We include joint venture land acquisitions and related capitalized development costs on our consolidated balance sheets in properties under development or held for future development until placed in service or sold. The Maxwell was placed into service during the fourth quarter of 2014 and first quarter of 2015.

As of December 31, 2016, The Maxwell joint venture's assets were as follows (in thousands):

December 31, 2016
Land	$12,851
Income producing property	37,949
Accumulated depreciation and amortization	(4,571)
Other assets	456
$46,685

As of December 31, 2016, The Maxwell joint venture's liabilities were as follows (in thousands):

December 31, 2016
Mortgage notes payable, net (1)	$31,869
Accounts payable and other liabilities	186
Tenant security deposits	99
$32,154
(1) The mortgage notes payable balance as of December 31, 2016 was eliminated in consolidation due to the purchase of the loan by Washington REIT in January 2016. The mortgage note payable was extinguished during the fourth quarter of 2017 due to Washington REIT’s purchase of the joint venture partner's interest.

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

During the second quarter of 2017, we executed a purchase and sale agreement for the sale of Walker House Apartments, a 212 unit multifamily property in Gaithersburg, Maryland, for a contract sale price of $32.2 million. We closed on the sale during the fourth quarter of 2017, recognizing a gain on sale of $23.8 million.

During the fourth quarter of 2017, we executed a purchase and sale agreement for the sale of Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia for a contract sale price of $93.0 million, and closed on the sale in January 2018. We determined that the property met the criteria for classification as held for sale as of December 31, 2017. Due to the negotiations to sell the property, we evaluated Braddock Metro Center for impairment and recognized a $9.1 million impairment charge during 2017 in order to reduce the carrying value of the property to its estimated fair value, less selling costs. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

During the fourth quarter of 2017, we marketed for sale 2445 M Street, a 292,000 square foot office property in Washington, DC. The property did not meet the criteria for classification as held for sale as of December 31, 2017. Due to the negotiations to sell the property, we evaluated 2445 M Street for impairment and recognized a $24.1 million impairment charge during 2017 in order to reduce the carrying value of the property to its estimated fair value. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

On January 23, 2018, we executed a purchase and sale agreement to sell 2445 M Street for a contract sale price of $100.0 million. We anticipate settlement in the third quarter of 2018, however, there can be no assurances that this proposed sale will be consummated. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale.

During the second quarter of 2016, we sold Dulles Station, Phase II, which consists of land held for future development and an interest in a parking garage in Herndon, Virginia, for $12.1 million. Also during the second quarter of 2016, we executed two purchase and sale agreements with a single buyer for the sale of a portfolio of six office properties located in Maryland: 6110 Executive Boulevard, Wayne Plaza, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza (collectively, the "Maryland Office Portfolio") for an aggregate contract sale price of $240.0 million. We closed on the first sale transaction in June 2016 and closed on the second sale transaction in September 2016.

We sold our interests in the following properties during the three years ended December 31, 2017:

Disposition Date	Property	Segment	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Sale Price (in thousands)	Gain on Sale (in thousands)
October 23, 2017	Walker House Apartments	Multifamily	212	N/A	$32,200	$23,838
		Total 2017			$32,200	$23,838

May 26, 2016	Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	77,592
		Total 2016		1,183,000	$252,100	$101,704

March 20, 2015	Country Club Towers	Multifamily	227	N/A	$37,800	$30,277
September 9, 2015	1225 First Street (4)	Multifamily	N/A	N/A	14,500	—
October 21, 2015	Munson Hill Towers	Multifamily	279	N/A	57,050	51,395
December 14, 2015	Montgomery Village Center	Retail	N/A	197,000	27,750	7,981
		Total 2015	506	197,000	$137,100	$89,653

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

(4)	Interest in land held for future development.

We do not have significant continuing involvement in the operations of the disposed properties.

While the Maryland Office Portfolio, in the aggregate, constitutes an individually significant disposition, it does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations.

Real estate rental revenue and net income for the Maryland Office Portfolio for the three years ended December 31, 2017 are as follows:

	Year Ending December 31,
	2017	2016	2015
Real estate rental revenue	$—	$20,266	$32,423
Net income	—	9,376	9,848

Casualty Gains

We recorded a net casualty gain of $0.7 million during the second quarter of 2016 associated with a fire at Bethesda Hill Towers that damaged four units, which is included in real estate impairment and casualty (gain), net on our consolidated statements of income. The net casualty gain is comprised of $0.9 million in third-party insurance proceeds received by us, which were partially offset by casualty charges of $0.2 million to write off the net book value of the damaged units at Bethesda Hill Towers.

NOTE 4: MORTGAGE NOTES PAYABLE

As of December 31, 2017 and 2016, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2017	2016	Payoff Date/Maturity Date
Army Navy Building (3)	3/26/2014	3.18%	$—	$49,618	2/1/2017
Yale West (4)	2/21/2014	3.75%	46,629	47,078	1/31/2022
Olney Village Center	8/30/2011	4.94%	13,091	14,851	10/1/2023
Kenmore Apartments (5)	2/2/2009	5.37%	32,194	32,938	9/1/2018
			91,914	144,485
Premiums and discounts, net			3,385	4,354
Debt issuance costs, net			(158)	(299)
			$95,141	$148,540

(1) Each of these mortgages was assumed with the acquisition of the collateralized properties, except for the mortgage note secured by Kenmore Apartments, which was originally executed by Washington REIT. We record mortgages assumed in an acquisition at fair value.

(2) Yield on the assumption/issuance date, including the effects of any premiums, discounts or fair value adjustments on the notes.

(3) The note was prepaid without penalty in February 2017.

(4) The maturity date of the mortgage note is January 1, 2052, but can be prepaid, without penalty, beginning on January 31, 2022.

(5) The maturity date of the mortgage note is March 1, 2019, but can be prepaid, without penalty, beginning on September 1, 2018.

Except as noted above, principal and interest are payable monthly until the maturity date, upon which all unpaid principal and interest are payable in full.

Total cost basis of the above mortgaged properties was $208.3 million and $280.4 million at December 31, 2017 and 2016, respectively.

Scheduled principal payments subsequent to December 31, 2017 are as follows (in thousands):

2018	$34,544
2019	2,500
2020	2,659
2021	2,829
2022	46,984
Thereafter	2,398
$91,914

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

The amount of the Revolving Credit Facility unused and available at December 31, 2017 was as follows (in thousands):

Committed capacity	$600,000
Borrowings outstanding	(166,000)
Unused and available	$434,000

We executed borrowings and repayments on the Revolving Credit Facility during 2017 as follows (in thousands):

Balance at December 31, 2016	$120,000
Borrowings	274,000
Repayments	(228,000)
Balance at December 31, 2017	$166,000

The Revolving Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or the base rate plus a margin ranging from 0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.5% and the LIBOR market index rate plus 1.0%. As of December 31, 2017, the interest rate on the facility is LIBOR plus 1.0% and the one month LIBOR was 1.56%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in June 2019, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on Washington REIT’s credit rating) on the $600.0 million committed capacity, without regard to usage. As of December 31, 2017, the facility fee is 0.20%.

For the three years ended December 31, 2017, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest expense (excluding facility fees)	$3,857	$3,272	$2,266
Facility fees	1,217	1,220	1,241

The Revolving Credit Facility contains certain financial and non-financial covenants, all of which we have met as of December 31, 2017 and 2016. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2017 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2017	2016	2015
Total revolving credit facilities at December 31	$600,000	$600,000	$600,000
Borrowings outstanding at December 31	166,000	120,000	105,000
Weighted average daily borrowings during the year	179,633	214,962	167,573
Maximum daily borrowings during the year	252,000	358,000	350,000
Weighted average interest rate during the year	2.15%	1.52%	1.35%
Weighted average interest rate on borrowings outstanding at December 31	2.54%	1.64%	1.36%

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

NOTE 6: NOTES PAYABLE

Our unsecured notes outstanding as of December 31, 2017 are as follows (in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Notes	4.95%	5.05%	$250,000	10/1/2020
2015 Term Loan	1 Month LIBOR + 110 basis points	2.72%	150,000	3/15/2021
10 Year Unsecured Notes	3.95%	4.02%	300,000	10/15/2022
2016 Term Loan	1 Month LIBOR + 165 basis points	2.86%	150,000	7/21/2023
30 Year Unsecured Notes	7.25%	7.36%	50,000	2/25/2028
Total principal			900,000
Premiums and discounts, net			(1,580)
Deferred issuance costs, net			(4,062)
Total			$894,358

(1) For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 7).
(2) No principal amounts are due prior to maturity.

During the third quarter of 2016, we entered into a seven year, $150.0 million unsecured term loan ("2016 Term Loan") maturing on July 21, 2023 with a deferred draw period of up to six months commencing on July 22, 2016. The 2016 Term Loan bears interest at a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or the base rate plus a margin ranging from 0.5% to 1.45% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR rate plus 1.0%. The 2016 Term Loan bears interest at a rate of one month LIBOR plus 165 basis points, based on Washington REIT's current unsecured debt ratings. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million in January 2017. We also entered into forward interest rate derivatives commencing on March 31, 2017 to effectively fix the interest rate on the 2016 Term Loan at 2.86% (see note 7).

The required principal payments as of December 31, 2017 are as follows (in thousands):

2018	$—
2019	—
2020	250,000
2021	150,000
2022	300,000
Thereafter	200,000
$900,000

Interest on these notes is payable semi-annually, except for the term loans, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2017. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 6) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6) to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income (loss). The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for 2017 and 2016 and hedge ineffectiveness did not impact earnings in 2017 and 2016.

The fair values of the interest rate swaps as of December 31, 2017 and 2016, are as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Asset Derivatives
				December 31,
Derivative Instrument			Maturity Date	2017	2016
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$1,987	$417
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	7,432	7,194
	$300,000			$9,419	$7,611

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income (loss), as follows (in thousands):

	Year Ending December 31,
	2017	2016	2015
Unrealized gain (loss) on interest rate hedges	$1,808	$8,161	$(550)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that $1.1 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2017, the fair values of derivatives were in a net asset position of $9.4 million, including accrued interest but excluding any adjustment for nonperformance risk. As of December 31, 2017, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2017 and 2016 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017				December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1,858	$—	$1,858	$—	$1,407	$—	$1,407	$—
Interest rate swaps	9,419	—	9,419	—	7,611	—	7,611	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31,

2017 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2017.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash include cash and commercial paper with original maturities of less than 90 days, which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments (Level 1 inputs).

Notes Receivable

We acquired a note receivable ("2445 M Street note") in 2008 with the purchase of 2445 M Street. This note was repaid during the fourth quarter of 2017. Prior to its repayment, we estimated the fair value of the 2445 M Street note based on a discounted cash flow methodology using market discount rates (Level 3 inputs).

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

As of December 31, 2017 and 2016, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$9,847	$9,847	$11,305	$11,305
Restricted cash	2,776	2,776	6,317	6,317
2445 M Street note receivable	—	—	2,089	2,173
Mortgage notes payable	95,141	97,181	148,540	149,997
Lines of credit payable	166,000	166,000	120,000	120,000
Notes payable	894,358	931,377	843,084	873,516

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2017 and 2016.

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

Bonuses payable under the short-term incentive plans for non-executive officers and staff are payable 100% in cash.

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

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the officer LTIP awards. The market condition performance measurement is based on total shareholder return on both an absolute basis (50% weighting) and relative to a defined population of peer companies (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, on an absolute basis and relative to the peer companies, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Washington REIT and each of the peer companies. The assumptions used to value the officer LTIP awards were as follows:

	2017 Awards	2016 Awards	2015 Awards
Expected volatility (1)	18.5% - 18.7%	18.2%	17.2% - 17.5%
Risk-free interest rate (2)	1.5%	1.3%	1.0% - 1.1%
Expected term (3)	3 and 4 years	3 and 4 years	3 and 4 years
Share price at grant date	$30.84 - $32.69	$27.06	$27.66 - $27.76
(1) Expected volatility based upon historical volatility of our daily closing share price.
(2) Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3) Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2017 ranged from approximately 37% to 67% for the 50% of the LTIP based on relative TSR and from 13% to 31% for the 50% of the LTIP based on absolute TSR.

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

During 2017, our chief executive officer was granted a one-time equity award of 100,000 restricted shares. None of the restricted shares vest until the fifth anniversary of the grant date, at which time 100% of the restricted shares will vest, subject to Mr.

McDermott's continued employment with Washington REIT until such vesting date.

Our non-executive officers and other employees earn restricted share unit awards under a long-term incentive plan for non-executive officers and staff, which became effective on January 1, 2016, based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years from December 15 preceding the grant date based upon continued employment. For awards made through 2016, the service inception date precedes the grant date. For these awards, we initially measured compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasured compensation expense at subsequent reporting dates until all of the award's key terms and conditions are known and the grant date is established. We recognized compensation expense for these awards according to a graded vesting schedule over the four-year requisite service period. During 2016, we amended the LTIP for other officers and other employees. Among the changes to the LTIP was the inclusion of strategic goals with subjective performance criteria. As a result of these changes, the service inception date is the same as the grant date for awards made under the amended LTIP. We recognize compensation expense for these awards according to a graded vesting schedule over the three-year requisite service period.

Restricted share awards made to retirement-eligible employees fully vest on the grant date. Employees are considered retirement-eligible when they are both over the age of 55 and have been employed by Washington REIT for at least 20 years, or over the age of 65. We fully recognize compensation expense for such awards as of the grant date.

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000 for each of three years ended December 31, 2017.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2017 for all share based awards was $4.8 million, $3.5 million and $5.1 million, respectively, net of capitalized stock-based compensation expense of $0.2 million, $0.1 million and $0.6 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2017 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2014	93,667	$25.22
Granted	251,642	27.80
Vested during year	(212,856)	27.18
Forfeited	(26,309)	26.77
Unvested at December 31, 2015	106,144	27.71
Granted	251,694	26.01
Vested during year	(211,771)	29.21
Forfeited	(38,368)	26.14
Unvested at December 31, 2016	107,699	26.47
Granted	330,639	32.46
Vested during year	(194,569)	30.50
Forfeited	(7,075)	27.43
Unvested at December 31, 2017	236,694	27.96

The total fair value of share grants vested for each of the three years ended December 31, 2017 was $5.9 million, $6.2 million and $5.8 million, respectively.

As of December 31, 2017, the total compensation cost related to non-vested share awards not yet recognized was $6.6 million,

which we expect to recognize over a weighted average period of 35 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in 2017, 2016 and 2015 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	2017 Awards		2016 Awards		2015 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$222	$666	$182	$546	$191	$634
Absolute TSR	100	299	82	246	76	254
The unamortized value of these awards with market conditions as of December 31, 2017 was as follows (in thousands):

	2017 Awards		2016 Awards		2015 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$166	$444	$117	$314	$83	$165
Absolute TSR	75	199	53	142	33	66

NOTE 10: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2017, we made contributions to the 401(k) plan of $0.4 million, $0.4 million and $0.5 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of Washington REIT. The deferred compensation liability was $1.0 million and $0.9 million at December 31, 2017 and 2016, respectively.

In November 2005, the board of trustees approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Washington REIT for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2017 and 2016, the accrued benefit liability was $1.8 million and $1.3 million, respectively. For each of the three years ended December 31, 2017, we recognized current service cost of $0.3 million, $0.2 million and $0.3 million, respectively.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of operating partnership units under the if-converted method and our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method.

The computation of basic and diluted earnings per share for the three years ended December 31, 2017 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$19,612	$119,288	$89,187
Net loss attributable to noncontrolling interests	56	51	553
Allocation of undistributed earnings to unvested restricted share awards and units to continuing operations	(362)	(310)	(269)
Adjusted net income attributable to the controlling interests	$19,306	$119,029	$89,471
Denominator:
Weighted average shares outstanding – basic	76,820	72,163	68,177
Effect of dilutive securities:
Operating partnership units	9	—	—
Employee stock options and restricted share awards	106	176	133
Weighted average shares outstanding – diluted	76,935	72,339	68,310

Basic net income attributable to the controlling interests per common share	$0.25	$1.65	$1.31
Diluted net income attributable to the controlling interests per common share	$0.25	$1.65	$1.31

Dividends declared per common share	$1.20	$1.20	$1.20

NOTE 12: RENTALS UNDER OPERATING LEASES

As of December 31, 2017, non-cancelable commercial operating leases provide for minimum rental income were as follows (in thousands):

2018	$190,391
2019	172,289
2020	157,694
2021	132,150
2022	109,713
Thereafter	376,904
$1,139,141

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

Real estate tax, operating expense and common area maintenance reimbursement income from continuing operations for the three years ended December 31, 2017 was $35.4 million, $35.2 million and $34.6 million, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2017, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.
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

Real estate rental revenue as a percentage of the total for each of the reportable operating segments in continuing operations for the three years ended December 31, 2017 was as follows:

	Year Ended December 31,
	2017	2016	2015
Office	52%	53%	57%
Multifamily	29%	27%	22%
Retail	19%	20%	21%

The percentage of income producing real estate assets classified as held and used, at cost, for each of the reportable operating segments in continuing operations as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Office	50%	50%
Multifamily	33%	33%
Retail	17%	17%

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2017 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$167,438	$62,390	$95,250	$—	$325,078
Real estate expenses	62,824	15,186	37,640	—	115,650
Net operating income	$104,614	$47,204	$57,610	$—	$209,428
Depreciation and amortization					(112,056)
General and administrative					(22,580)
Interest expense					(47,534)
Other income					507
Gain on sale of real estate					24,915
Real estate impairment					(33,152)
Income tax benefit					84
Net income					19,612
Less: Net loss attributable to noncontrolling interests					56
Net income attributable to the controlling interests					$19,668
Capital expenditures	$30,407	$2,128	$27,980	$3,866	$64,381
Total assets	$1,203,187	$346,580	$767,279	$42,380	$2,359,426

	Year Ended December 31, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$165,934	$61,566	$85,764	$—	$313,264
Real estate expenses	64,405	15,860	34,748	—	115,013
Net operating income	$101,529	$45,706	$51,016	$—	$198,251
Depreciation and amortization					(108,406)
General and administrative					(19,545)
Casualty gain					676
Acquisition costs					(1,178)
Interest expense					(53,126)
Other income					297
Gain on sale of real estate					101,704
Income tax benefit					615
Net income					119,288
Less: Net loss attributable to noncontrolling interests					51
Net income attributable to the controlling interests					$119,339
Capital expenditures	$30,337	$8,821	$17,936	$920	$58,014
Total assets	$1,104,589	$352,056	$762,695	$34,279	$2,253,619

	Year Ended December 31, 2015
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$174,378	$63,507	$68,542	$—	$306,427
Real estate expenses	67,228	15,606	29,400	—	112,234
Net operating income	$107,150	$47,901	$39,142	$—	$194,193
Depreciation and amortization					(108,935)
General and administrative					(20,123)
Real estate impairment					(5,909)
Acquisition costs					(2,056)
Interest expense					(59,546)
Other income					709
Loss on extinguishment of debt					(119)
Gain on sale of real estate					91,107
Income tax expense					(134)
Net income					89,187
Less: Net loss attributable to noncontrolling interests					553
Net income attributable to the controlling interests					$89,740
Capital expenditures	$29,745	$3,897	$7,865	$2,129	$43,636
Total assets	$1,265,570	$354,123	$529,773	$41,702	$2,191,168

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter in each of the years ended December 31, 2017 and 2016 were as follows (in thousands, except for per share data):

	Quarter(1), (2)
	First	Second	Third	Fourth
2017
Real estate rental revenue	$77,501	$83,456	$82,819	$81,302
Net income	$6,615	$7,847	$2,813	$2,337
Net income attributable to the controlling interests	$6,634	$7,864	$2,833	$2,337
Net income per share
Basic	$0.09	$0.10	$0.04	$0.03
Diluted	$0.09	$0.10	$0.04	$0.03
2016
Real estate rental revenue	$77,137	$79,405	$79,770	$76,952
Net income	$2,379	$31,821	$79,662	$5,426
Net income attributable to the controlling interests	$2,384	$31,836	$79,674	$5,445
Net income per share
Basic	$0.03	$0.44	$1.07	$0.07
Diluted	$0.03	$0.44	$1.07	$0.07

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The fourth quarter of 2017 includes gain on sale of real estate classified as continuing operations of $24.9 million. The second and third quarters of 2016 include gains on sale of real estate classified as continuing operations of $24.1 million and $77.6 million, respectively. The third and fourth quarters of 2017 include real estate impairments of $5.0 million and $28.2 million, respectively.

NOTE 16: SHAREHOLDERS' EQUITY

During the second quarter of 2016, we issued approximately 5.3 million common shares, including 0.7 million shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

During the second quarter of 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance and sale of up to $200.0 million of our common shares from time to time. Sales of our common shares are made at market prices prevailing at the time of sale. We use net proceeds from the sale of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During 2017 and 2016, we issued 3.6 million and 0.9 million common shares, respectively, under the Equity Distribution Agreements at a weighted average price of $32.06 and $33.32 per share, respectively, raising $113.2 million and $29.6 million in net proceeds, respectively.

The Equity Distribution Agreements replace Washington REIT's prior sales agency financing agreement with BNY Mellon Capital Markets, LLC, which expired by its terms in June 2015. During 2015, Washington REIT issued 0.2 million common shares at a weighted average price of $28.34, for net proceeds of $5.2 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. During the 2017 and 2016, we issued approximately 80,000 and 23,000 common shares, respectively, under this program at a weighted average price of $32.25 and $30.98 per share, respectively, for net proceeds of $2.6 million and $0.7 million, respectively.

NOTE 17: DEFERRED COSTS

As of December 31, 2017 and 2016, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$68,213	$28,523	$39,690	$58,391	$22,748	$35,643
Deferred leasing incentives	24,946	11,114	13,832	21,157	8,061	13,096

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives from continuing operations for the three years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Deferred leasing costs amortization	$6,418	$6,076	$5,983
Deferred leasing incentives amortization	3,163	2,994	2,848

NOTE 18: SUBSEQUENT EVENT

On January 18, 2018, we closed on the purchase of Arlington Tower, a 398,000 square foot office building in Arlington, Virginia for a contract purchase price of $250.0 million. We funded the acquisition with borrowings on our Revolving Credit Facility and proceeds from the sale of Braddock Metro Center (see note 3).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts
2017	$2,377	$882	$(833)	$2,426
2016	$2,297	$1,706	$(1,626)	$2,377
2015	$3,392	$1,368	$(2,463)	$2,297
Valuation allowance for deferred tax assets
2017	$2,882	$—	$(1,469)	$1,413
2016	$5,705	$—	$(2,823)	$2,882
2015	$5,714	$—	$(9)	$5,705

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2017			Accumulated Depreciation at December 31, 2017
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$16,263,000	$420,000	$18,941,000	$19,361,000	$11,526,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	12,890,000	336,000	14,886,000	15,222,000	10,151,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	12,935,000	287,000	14,589,000	14,876,000	9,968,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	23,569,000	4,356,000	40,671,000	45,027,000	25,312,000	1982	Aug 1996	274,000	256	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	13,896,000	3,900,000	27,308,000	31,208,000	18,904,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	80,278,000	4,774,000	79,282,000	84,056,000	34,586,000	2007	Feb 2001	215,000	224	28 years
The Clayborne	Virginia	269,000	—	31,041,000	699,000	30,611,000	31,310,000	15,050,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	28,222,000	33,955,000	13,694,000	28,222,000	47,649,000	75,871,000	13,973,000	1948	Sep 2008	268,000	374	30 years
The Maxwell	Virginia	12,787,000	—	38,035,000	12,851,000	37,971,000	50,822,000	6,811,000	2014	Jun 2011	116,000	163	30 years
The Paramount	Virginia	8,568,000	38,716,000	2,345,000	8,568,000	41,061,000	49,629,000	7,715,000	1984	Oct 2013	141,000	135	30 years
Yale West (a)	Washington, DC	14,684,000	62,069,000	786,000	14,684,000	62,855,000	77,539,000	8,808,000	2011	Feb 2014	173,000	216	30 years
The Wellington	Virginia	30,548,000	116,563,000	10,161,000	30,548,000	126,724,000	157,272,000	11,206,000	1960	Jul 2015	600,000	711	30 years
Wellington Land Parcel (Trove) (e)	Virginia	15,000,000	—	14,690,000	—	29,690,000	29,690,000	—	n/a	Jul 2015	—	n/a	n/a
Riverside Apartments	Virginia	38,924,000	184,854,000	20,544,000	38,924,000	205,398,000	244,322,000	11,872,000	1971	May 2016	1,001,000	1,222	30 years
Riverside Apartments Land Parcel (e)	Virginia	15,968,000	—	3,254,000	—	19,222,000	19,222,000	—	n/a	May 2016	—	n/a	n/a
		$177,130,000	$473,916,000	$294,381,000	$148,569,000	$796,858,000	$945,427,000	$185,882,000			3,594,000	4,268
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$19,565,000	$892,000	$23,046,000	$23,938,000	$17,042,000	1960	May 1977	100,000		28 years
515 King Street	Virginia	4,102,000	3,931,000	8,158,000	4,102,000	12,089,000	16,191,000	6,255,000	1966	Jul 1992	75,000		50 years
1220 19th Street	Washington, DC	7,803,000	11,366,000	16,550,000	7,803,000	27,916,000	35,719,000	16,773,000	1976	Nov 1995	105,000		30 years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	28,677,000	6,661,000	45,419,000	52,080,000	25,295,000	1973	Oct 1997	170,000		30 years
Silverline Center	Virginia	12,049,000	71,825,000	100,170,000	12,049,000	171,995,000	184,044,000	86,729,000	1972	Nov 1997	549,000		30 years
Courthouse Square	Virginia	—	17,096,000	9,448,000	—	26,544,000	26,544,000	15,441,000	1979	Oct 2000	118,000		30 years
1776 G Street	Washington, DC	31,500,000	54,327,000	9,309,000	31,500,000	63,636,000	95,136,000	32,083,000	1979	Aug 2003	264,000		30 years
Monument II	Virginia	10,244,000	65,205,000	9,778,000	10,244,000	74,983,000	85,227,000	28,830,000	2000	Mar 2007	208,000		30 years
2000 M Street	Washington, DC	—	61,101,000	22,375,000	—	83,476,000	83,476,000	31,355,000	1971	Dec 2007	233,000		30 years
2445 M Street	Washington, DC	46,887,000	106,743,000	(49,374,000)	37,333,000	66,923,000	104,256,000	9,099,000	1986	Dec 2008	292,000		30 years
925 Corporate Drive	Virginia	4,518,000	24,801,000	1,333,000	4,518,000	26,134,000	30,652,000	9,747,000	2007	Jun 2010	135,000		30 years
1000 Corporate Drive	Virginia	4,897,000	25,376,000	(186,000)	4,898,000	25,189,000	30,087,000	8,978,000	2009	Jun 2010	136,000		30 years
1140 Connecticut Avenue	Washington, DC	25,226,000	50,495,000	15,987,000	25,226,000	66,482,000	91,708,000	18,774,000	1966	Jan 2011	184,000		30 years
1227 25th Street	Washington, DC	17,505,000	21,319,000	8,653,000	17,505,000	29,972,000	47,477,000	8,391,000	1988	Mar 2011	137,000		30 years
Braddock Metro Center	Virginia	18,817,000	71,250,000	(14,808,000)	16,615,000	58,644,000	75,259,000	6,725,000	1985	Sep 2011	356,000		30 years
John Marshall II	Virginia	13,490,000	53,024,000	6,351,000	13,490,000	59,375,000	72,865,000	13,754,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	17,750,000	29,885,000	5,794,000	17,750,000	35,679,000	53,429,000	9,075,000	1988	Jun 2012	146,000		30 years
Army Navy Building	Washington, DC	30,796,000	39,315,000	10,642,000	30,796,000	49,957,000	80,753,000	7,583,000	1912	Mar 2014	109,000		30 years
1775 Eye Street, NW	Washington, DC	48,086,000	51,074,000	8,473,000	48,086,000	59,547,000	107,633,000	10,842,000	1964	May 2014	188,000		30 years
Watergate 600	Washington, DC	45,981,000	78,325,000	10,192,000	45,981,000	88,517,000	134,498,000	3,384,000	1972	Apr 2017	293,000		30 years
		$347,204,000	$856,681,000	$227,087,000	$335,449,000	$1,095,523,000	$1,430,972,000	$366,155,000			4,021,000

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2017			Accumulated Depreciation at December 31, 2017
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$245,000	$366,000	$1,378,000	$1,744,000	$1,198,000	1962	Jul 1963	51,000		50 years
Westminster	Maryland	519,000	1,775,000	9,899,000	519,000	11,674,000	12,193,000	7,948,000	1969	Sep 1972	150,000		37 years
Concord Centre	Virginia	413,000	850,000	5,936,000	413,000	6,786,000	7,199,000	3,619,000	1960	Dec 1973	75,000		33 years
Wheaton Park	Maryland	796,000	857,000	4,853,000	796,000	5,710,000	6,506,000	4,114,000	1967	Sep 1977	74,000		50 years
Bradlee Shopping Center	Virginia	4,152,000	5,383,000	14,348,000	4,152,000	19,731,000	23,883,000	12,571,000	1955	Dec 1984	172,000		40 years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	8,298,000	1,549,000	12,602,000	14,151,000	7,366,000	1975	Sep 1985	49,000		50 years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	14,812,000	5,838,000	17,791,000	23,629,000	7,914,000	1960	Jun 1994	134,000		50 years
Frederick County Square	Maryland	6,561,000	6,830,000	5,376,000	6,561,000	12,206,000	18,767,000	8,302,000	1973	Aug 1995	228,000		30 years
800 S. Washington Street	Virginia	2,904,000	5,489,000	5,954,000	2,904,000	11,443,000	14,347,000	5,485,000	1951	Jun 1998	46,000		30 years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	2,144,000	13,029,000	27,559,000	40,588,000	14,358,000	2000	Jun 2002	333,000		30 years
Frederick Crossing	Maryland	12,759,000	35,477,000	2,070,000	12,759,000	37,547,000	50,306,000	16,709,000	1999	Mar 2005	295,000		30 years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	1,188,000	4,928,000	14,213,000	19,141,000	5,809,000	1972	May 2006	83,000		30 years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	2,285,000	11,020,000	25,287,000	36,307,000	10,105,000	1970	May 2006	147,000		30 years
Gateway Overlook	Maryland	28,816,000	52,249,000	763,000	29,110,000	52,718,000	81,828,000	18,937,000	2007	Dec 2010	220,000		30 years
Olney Village Center (a)	Maryland	15,842,000	39,133,000	2,114,000	15,842,000	41,247,000	57,089,000	9,768,000	1979	Aug 2011	198,000		30 years
Spring Valley Village (f)	Washington, DC	10,836,000	32,238,000	4,532,000	10,836,000	36,770,000	47,606,000	4,177,000	1941	Oct 2014	78,000		30 years
		$120,969,000	$249,498,000	$84,817,000	$120,622,000	$334,662,000	$455,284,000	$138,380,000			2,333,000

Total	$645,303,000	$1,580,095,000	$606,285,000	$604,640,000	$2,227,043,000	$2,831,683,000	$690,417,000	9,948,000	4,268

a) At December 31, 2017, our properties were encumbered by non-recourse mortgage amounts as follows: $32.2 million on The Kenmore, $13.1 million on Olney Village Center and $46.6 million on Yale West. Mortgage amounts exclude premiums and debt loan costs.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2017, total land, buildings and improvements are carried at $1,983.3 million for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) As of December 31, 2017, Washington REIT had under development multifamily properties, the Wellington land parcel (Trove) and Riverside Apartments land parcel. The value not yet placed into service at December 31, 2017 was $29.7 million and $19.2 million, respectively.

f) As of December 31, 2017, Washington REIT had investments in various development, redevelopment and renovation projects, including Spring Valley Village and The Ashby at McLean. The total value of these projects, which has not yet been placed in service, is $5.5 million at December 31, 2017.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate assets
Balance, beginning of period	$2,725,635	$2,673,891	$2,547,188
Additions:
Property acquisitions (1)	124,306	240,499	162,702
Improvements (1)	84,560	66,840	50,954
Deductions:
Impairment write-down	(81,982)	—	(5,909)
Write-off of disposed assets	(2,655)	(1,272)	(3,291)
Property sales	(18,181)	(254,323)	(77,753)
Balance, end of period	$2,831,683	$2,725,635	$2,673,891
Accumulated depreciation
Balance, beginning of period	$657,425	$692,608	$640,434
Additions:
Depreciation	94,558	88,347	86,536
Deductions:
Impairment write-down	(48,830)	—	—
Write-off of disposed assets	(1,708)	(486)	(2,408)
Property sales	(11,028)	(123,044)	(31,954)
Balance, end of period	$690,417	$657,425	$692,608

(1) Includes non-cash accruals for capital items.