Form 10-Q
period 2018-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2018-05-01
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of April 26, 2018, 78,637,643 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Consolidated Statement of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2017 included in Washington Real Estate Investment Trust’s 2017 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Land	$614,659	$588,025
Income producing property	2,211,529	2,113,977
	2,826,188	2,702,002
Accumulated depreciation and amortization	(698,450)	(683,692)
Net income producing property	2,127,738	2,018,310
Properties under development or held for future development	61,712	54,422
Total real estate held for investment, net	2,189,450	2,072,732
Investment in real estate sold or held for sale, net	93,048	68,534
Cash and cash equivalents	11,510	9,847
Restricted cash	2,469	2,776
Rents and other receivables, net of allowance for doubtful accounts of $2,539 and $2,426, respectively	71,499	69,766
Prepaid expenses and other assets	148,088	125,087
Other assets related to properties sold or held for sale	2,231	10,684
Total assets	$2,518,295	$2,359,426
Liabilities
Notes payable, net	$994,425	$894,358
Mortgage notes payable, net	93,991	95,141
Lines of credit	260,000	166,000
Accounts payable and other liabilities	64,823	61,565
Dividend payable	—	23,581
Advance rents	12,441	12,487
Tenant security deposits	9,466	9,149
Liabilities related to properties sold or held for sale	2,385	1,809
Total liabilities	1,437,531	1,264,090
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 78,636 and 78,510 shares issued and outstanding, respectively	786	785
Additional paid in capital	1,485,765	1,483,980
Distributions in excess of net income	(419,633)	(399,213)
Accumulated other comprehensive income	13,484	9,419
Total shareholders’ equity	1,080,402	1,094,971
Noncontrolling interests in subsidiaries	362	365
Total equity	1,080,764	1,095,336
Total liabilities and equity	$2,518,295	$2,359,426

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue
Real estate rental revenue	$84,881	$77,501
Expenses
Real estate expenses	29,901	27,863
Depreciation and amortization	29,969	26,069
General and administrative	5,821	5,626
Real estate impairment	1,886	—
	67,577	59,558
Real estate operating income	17,304	17,943
Other (expense) income
Interest expense	(12,827)	(11,405)
Loss on extinguishment of debt	(1,178)	—
Other income	—	77
	(14,005)	(11,328)
Net income	3,299	6,615
Less: Net loss attributable to noncontrolling interests in subsidiaries	—	19
Net income attributable to the controlling interests	$3,299	$6,634

Basic net income attributable to the controlling interests per common share	$0.04	$0.09

Diluted net income attributable to the controlling interests per common share	$0.04	$0.09
Weighted average shares outstanding – basic	78,483	74,854
Weighted average shares outstanding – diluted	78,547	74,966
Dividends declared per share	$0.30	$0.30

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net income	$3,299	$6,615
Other comprehensive income:
Unrealized gain on interest rate hedges	4,065	735
Comprehensive income	7,364	7,350
Less: Comprehensive loss attributable to noncontrolling interests	—	19
Comprehensive income attributable to the controlling interests	$7,364	$7,369

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336
Net income attributable to the controlling interests	—	—	—	3,299	—	3,299	—	3,299
Unrealized gain on interest rate hedges	—	—	—	—	4,065	4,065	—	4,065
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(23,719)	—	(23,719)	—	(23,719)
Shares issued under dividend reinvestment program	37	—	717	—	—	717	—	717
Share grants, net of forfeitures and tax withholdings	89	1	1,068	—	—	1,069	—	1,069
Balance, March 31, 2018	78,636	$786	$1,485,765	$(419,633)	$13,484	$1,080,402	$362	$1,080,764

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$3,299	$6,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,969	26,069
Provision for losses on accounts receivable	176	183
Real estate impairment	1,886	—
Share-based compensation expense	1,541	1,147
Amortization of debt premiums, discounts and related financing costs	446	477
Loss on extinguishment of debt	1,178	—
Changes in operating other assets	(1,374)	(7,261)
Changes in operating other liabilities	(475)	3,469
Net cash provided by operating activities	36,646	30,699
Cash flows from investing activities
Real estate acquisitions, net	(106,400)	—
Net cash received for sale of real estate	78,483	—
Capital improvements to real estate	(7,845)	(11,436)
Development in progress	(4,754)	(2,517)
Real estate deposits, net	—	(5,000)
Non-real estate capital improvements	(172)	(575)
Net cash used in investing activities	(40,688)	(19,528)
Cash flows from financing activities
Line of credit borrowings, net	94,000	3,000
Dividends paid	(47,300)	(45,021)
Principal payments – mortgage notes payable	(136,309)	(50,346)
Repayments of unsecured term loan debt	(150,000)	—
Proceeds from term loan	250,000	50,000
Payment of financing costs	(5,411)	(234)
Distributions to noncontrolling interests	(3)	(36)
Proceeds from dividend reinvestment program	717	1,114
Net proceeds from equity issuances	—	29,959
Payment of tax withholdings for restricted share awards	(296)	(585)
Net cash provided by (used in) financing activities	5,398	(12,149)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,356	(978)
Cash, cash equivalents and restricted cash at beginning of period	12,623	17,622
Cash, cash equivalents and restricted cash at end of period	$13,979	$16,644

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,416	$5,916
Change in accrued capital improvements and development costs	2,675	438

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$11,510	$15,214
Restricted cash	2,469	1,430
Cash, cash equivalents and restricted cash	$13,979	$16,644

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. We have considered the provisions of the Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, and do not expect the TCJA to have a material impact on our ability to continue to qualify as a REIT. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During 2018, we sold our interests in Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia (see note 3).

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both March 31, 2018 and December 31, 2017, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both March 31, 2018 and December 31, 2017, we had a deferred state and local tax liability of $0.6 million. This deferred tax liability is primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Pronouncements Adopted

In August 2017, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted the new standard as of January 1, 2018 and adoption did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for all entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted the new standard as of January 1, 2018 and adoption did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted the new standard as of January 1, 2018 and adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. We adopted the new standard as of January 1, 2018 and adoption did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles (“GAAP”) requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. We adopted the new standard for the fiscal year beginning on January 1, 2018. We evaluated the requirements for recognition of revenue from contracts with customers and measuring gains and losses on the sale of properties in accordance with ASU 2014-09 and concluded that adoption of the new standard did not impact the amount or timing of our revenue recognition.

Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The new standard is effective for public entities for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Upon adoption, for leases in which we are the lessor, the lease contract will be separated into lease and non-lease components in accordance with the provisions outlined within ASU No. 2014-09. We currently expect to be able to use a practical expedient tentatively approved by the FASB that would allow us to account for the combined lease and non-lease components under the new leasing standard. For lease contracts with a duration of more than one year in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and a corresponding lease liability. Also, only direct leasing costs may be capitalized under the new standard, while current accounting standards allow for the capitalization of indirect leasing costs. We are currently evaluating the impact ASU 2016-02 may have on Washington REIT’s consolidated financial statements.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Washington REIT, our majority-owned subsidiaries and entities in which Washington REIT has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Within these notes to the financial statements, we refer to the three months ended March 31, 2018 and March 31, 2017 as the “2018 Quarter” and the “2017 Quarter,” respectively.

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

NOTE 3: REAL ESTATE

Acquisition

Our current strategy includes recycling legacy assets that lack the income growth potential we seek and to invest in high-quality assets with compelling value-add returns through redevelopment opportunities in our existing portfolio and acquisitions that meet our stringent investment criteria. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We acquired the following property during the 2018 Quarter (the “2018 acquisition”):

Acquisition Date	Property	Type	Net Rentable Square Feet	Contract Purchase Price (In thousands)
January 18, 2018	Arlington Tower	Office	396,000	$250,000

The results of operations from the 2018 acquisition are included in the consolidated statements of income from the acquisition date and are as follows (in thousands):

Three Months Ended March 31, 2018
Real estate rental revenue	$4,635
Net income	640

We accounted for the 2018 acquisition as an asset acquisition. Accordingly, we capitalized $0.6 million of costs directly associated with the acquisition. We measured the value of the acquired physical assets (land and building), in-place leases (tenant origination costs, leasing commissions, absorption costs and lease intangible assets/liabilities), and any other liabilities by allocating the total cost of the acquisition on a relative fair value basis.

We have recorded the total cost of the 2018 acquisition as follows (in thousands):

Land	$63,970
Building	142,900
Tenant origination costs	13,625
Leasing commissions/absorption costs	27,465
Lease intangible assets	3,142
Lease intangible liabilities	(545)
Total	$250,557

The weighted remaining average life for the 2018 acquisition components above, other than land and building, are 83 months for tenant origination costs, 72 months for leasing commissions/absorption costs, 75 months for net lease intangible assets and 88 months for net lease intangible liabilities.

The difference in the total contract purchase price of $250.0 million for the 2018 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $106.4 million is primarily due to a mortgage note repaid at settlement ($135.5 million), an acquisition deposit made during 2017 ($6.3 million) and a net credit to the buyer for certain expenditures ($1.8 million).

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of March 31, 2018.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of March 31, 2018, we had invested $36.1 million and $20.3 million, including the costs of acquired land, in The Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of March 31, 2018, we had invested $5.1 million in the redevelopment.

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

We sold our interests in the following properties in 2018 and 2017:

Disposition Date	Property Name	Segment	Rentable Square Feet/ Number of Units	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
January 19, 2018	Braddock Metro Center	Office	356,000	$93,000	$—

October 23, 2017	Walker House Apartments	Multifamily	212	$32,200	$23,838

We have fully transferred control of the assets associated with these disposed properties.

During the 2018 Quarter, we sold Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia, for a contract sale price of $93.0 million. Due to the negotiations to sell the property, we evaluated Braddock Metro Center for impairment and recognized a $9.1 million impairment charge during 2017 in order to reduce the carrying value of the property to its estimated fair value, less selling costs. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

On January 23, 2018, we executed a purchase and sale agreement to sell 2445 M Street, a 292,000 square foot office property in Washington, DC, for a contract sale price of $100.0 million. We anticipate settlement during 2018. During 2017, we evaluated 2445 M Street for impairment and recognized a $24.1 million impairment charge in order to reduce the carrying value of the property to its estimated fair value. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale. Due to the property’s classification as held for sale during the 2018 Quarter, we recorded an additional impairment charge of $1.9 million in the 2018 Quarter in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

NOTE 4: UNSECURED LINES OF CREDIT PAYABLE

During the 2018 Quarter, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”), the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options, and expands our prior $600.0 million unsecured revolving credit facility that was set to expire in June 2019. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the extent lenders agree to provide additional revolving loan commitments or term loans.

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2018, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 1.88% and the facility fee is 0.20%.

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially incurred on July 22, 2016 (“2016 Term Loan”), that was set to mature in July 2023. The 2018 Term Loan matures in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon Washington REIT’s credit rating). As of March 31, 2018, the interest rate of the 2016 Term Loan is one month LIBOR plus 110 basis points. We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

We had previously used interest rate derivatives to effectively fix the interest rate of the 2016 Term Loan. These interest rate derivatives now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. We also have entered into forward interest rate derivatives commencing June 29, 2018 to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2018 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(260,000)
Unused and available	$440,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2018 Quarter as follows (in thousands):

Balance at December 31, 2017	$166,000
Borrowings	290,000
Repayments	(196,000)
Balance at March 31, 2018	$260,000

NOTE 5: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 4) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023. On March 29, 2018, we entered into the 2018 Term Loan, a $250.0 million floating interest rate term loan maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on $150.0 million of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four forward interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, starting on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the total change in fair value of the interest rate swap arrangements associated with our cash flow hedges in other comprehensive income. The resulting unrealized gain (loss) of the cash flow hedges was the only activity in other comprehensive income during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for the 2018 Quarter and 2017 Quarter.

The fair values of the interest rate swaps as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

				Fair Value
				Asset Derivatives		Liability Derivatives
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$3,531	$1,987	$—	$—
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	10,085	7,432	—	—
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	—	—	(132)	—
	$400,000			$13,616	$9,419	$(132)	$—

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Unrealized gain on interest rate hedges	$4,065	$735

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.9 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2018, the fair value of derivatives is in a net asset position of $13.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2018, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2018 and December 31, 2017 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 5).

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

The fair values of these assets and liabilities at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,945	$—	$1,945	$—	$1,858	$—	$1,858	$—
Interest rate swaps	13,616	—	13,616	—	9,419	—	9,419	—
Liabilities:
Interest rate swaps	$132	$—	$132	$—	$—	$—	$—	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2018 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2018 and December 31, 2017, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$11,510	$11,510	$9,847	$9,847
Restricted cash	2,469	2,469	2,776	2,776
Mortgage notes payable, net	93,991	95,211	95,141	97,181
Lines of credit	260,000	260,000	166,000	166,000
Notes payable, net	994,425	1,024,763	894,358	931,377

NOTE 7: STOCK BASED COMPENSATION

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

During the 2018 Quarter, we amended the LTIP for executive officers to eliminate the absolute total shareholder return (“TSR”) component and only utilize relative TSR in the measurement of market condition performance. Under the amended LTIP, relative TSR will be evaluated 50% relative to a defined population of peer companies and 50% relative to the FTSE NAREIT Diversified Index. Prior to this amendment, the LTIP utilized both absolute TSR and relative TSR, with each component having a 50% weighting, and relative TSR was evaluated relative only to a defined population of peer companies. The amendment is effective for three-year performance periods commencing on or after January 1, 2018.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.5 million and $1.1 million for the 2018 Quarter and 2017 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.7 million and $1.6 million for the 2018 Quarter and 2017 Quarter, respectively.

The total unvested restricted share awards at March 31, 2018 was 481,116 shares, which had a weighted average grant date fair value of $28.57 per share. As of March 31, 2018, the total compensation cost related to unvested restricted share awards was $11.8 million, which we expect to recognize over a weighted average period of 32 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$3,299	$6,615
Net loss attributable to noncontrolling interests in subsidiaries	—	19
Allocation of earnings to unvested restricted share awards	(144)	(78)
Adjusted net income attributable to the controlling interests	$3,155	$6,556
Denominator:
Weighted average shares outstanding – basic	78,483	74,854
Effect of dilutive securities:
Operating partnership units	12	—
Employee restricted share awards	52	112
Weighted average shares outstanding – diluted	78,547	74,966

Basic net income attributable to the controlling interests per common share	$0.04	$0.09
Diluted net income attributable to the controlling interests per common share	$0.04	$0.09

NOTE 9: SEGMENT INFORMATION

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three months ended March 31, 2018 and 2017 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$45,547	$15,671	$23,663	$—	$84,881
Real estate expenses	16,302	4,160	9,439	—	29,901
Net operating income	$29,245	$11,511	$14,224	$—	$54,980
Depreciation and amortization					(29,969)
General and administrative					(5,821)
Interest expense					(12,827)
Real estate impairment					(1,886)
Loss on extinguishment of debt					(1,178)
Net income					3,299
Less: Net loss attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$3,299
Capital expenditures	$4,945	$475	$2,425	$172	$8,017
Total assets	$1,361,880	$344,904	$769,643	$41,868	$2,518,295

	Three Months Ended March 31, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$38,027	$15,705	$23,769	$—	$77,501
Real estate expenses	14,414	3,863	9,586	—	27,863
Net operating income	$23,613	$11,842	$14,183	$—	$49,638
Depreciation and amortization					(26,069)
General and administrative					(5,626)
Interest expense					(11,405)
Other income					77
Net income					6,615
Less: Net loss attributable to noncontrolling interests in subsidiaries					19
Net income attributable to the controlling interests					$6,634
Capital expenditures	$4,955	$184	$6,297	$575	$12,011
Total assets	$1,097,256	$348,221	$764,732	$43,900	$2,254,109

NOTE 10: SHAREHOLDERS' EQUITY

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2018 Quarter, we did not issue common shares under the Equity Distribution Agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued 37,079 common shares under this program at a weighted average price of $28.16 per share, raising $0.7 million in net proceeds.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018.

We refer to the three months ended March 31, 2018 and March 31, 2017 as the “2018 Quarter” and the “2017 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include statements in this report preceded by, followed by or that include the words “believe,” “expect,” “intend,” “anticipate,” “potential,” “project,” “will” and other similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect our future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the effect of credit and financial market conditions; (b) the availability and cost of capital; (c) fluctuations in interest rates; (d) the economic health of our tenants; (e) the timing and pricing of lease transactions; (f) the economic health of the greater Washington metro region, or other markets we may enter; (g) the risks associated with ownership of real estate in general and our real estate assets in particular; (h) the effects of changes in federal government spending; (i) the supply of competing properties; (j) compliance with applicable laws, including those concerning the environment and access by persons with disabilities; (k) governmental or regulatory actions and initiatives; (l) terrorist attacks or actions; (m) weather conditions and natural disasters; (n) failure to qualify as a REIT; (o) the availability of and our ability to attract and retain qualified personnel; (p) uncertainty in our ability to continue to pay dividends at the current rates; and (q) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2018 Quarter to the 2017 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of March 31, 2018, we owned a diversified portfolio of 49 properties, totaling approximately 6.4 million square feet of commercial space and 4,268 multifamily units, and land held for development. These 49 properties consisted of 20 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net income attributable to the controlling interests	$3,299	$6,634	$(3,335)	(50.3)%
NOI (1)	$54,980	$49,638	$5,342	10.8%
NAREIT FFO (2)	$35,154	$32,684	$2,470	7.6%

(1) See page 24 of the MD&A for a reconciliation of NOI to net income.
(2) See page 30 of the MD&A for a reconciliation of NAREIT FFO to net income.

The lower net income attributable to the controlling interests is primarily due to higher depreciation and amortization expenses ($3.9 million), a real estate impairment charge ($1.9 million), higher interest expense ($1.4 million) and a loss on extinguishment of debt ($1.2 million) during the 2018 Quarter, partially offset by higher NOI ($5.3 million) during the 2018 Quarter.

The higher NOI is primarily due to income generated from Arlington Tower ($3.7 million) and Watergate 600 ($2.9 million), which were acquired after the 2017 Quarter, and higher NOI from same-store properties ($1.1 million), partially offset by property sales during 2017 and 2018 ($2.2 million). The higher same-store NOI is explained in further detail beginning on page 24 (Results of Operations - 2018 Quarter Compared to 2017 Quarter). Same-store ending occupancy increased to 93.3% as of March 31, 2018, from 93.0% one year ago, primarily due to higher occupancy in the office and multifamily segments.

The higher NAREIT FFO is primarily attributable to the higher NOI ($5.3 million), partially offset by higher interest expense ($1.4 million) and the loss on extinguishment of debt ($1.2 million).

Investment Activity

Significant investment transactions during the 2018 Quarter included the following:

•
The acquisition of Arlington Tower, a 396,000 net rentable square foot office building in Arlington, Virginia, for a contract purchase price of $250.0 million. We incurred $0.6 million of acquisition costs related to this transaction.

•	The disposition of Braddock Metro Center, a 356,000 net rentable square foot office building in Alexandria, Virginia, for a contract sale price of $93.0 million.

Financing Activity

Significant financing transactions during the 2018 Quarter included the following:

•
The execution of an amended, extended and expanded $700 million unsecured revolving credit facility (the “Revolving Credit Facility”) and refinancing an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan. We recognized a $1.2 million non-cash loss on extinguishment of debt related to the write-off of unamortized loan origination costs.

As of March 31, 2018, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of April 26, 2018, our Revolving Credit Facility has a borrowing capacity of $428.0 million.

Capital Requirements

We do not have any debt maturities during 2018, but expect to prepay without penalty the $32.0 million mortgage note secured by Kenmore Apartments during the third quarter of 2018. We expect to have additional capital requirements as set forth on page 27 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2018 Quarter and 2017 Quarter. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2018 and 2017 (see note 3 to the consolidated financial statements).
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

2018 Quarter Compared to 2017 Quarter

The following table reconciles NOI to net income attributable to the controlling interests and provides the basis for our discussion of our consolidated results of operations and NOI in the 2018 Quarter compared to the 2017 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$70,930	$69,100	$1,830	2.6%	$9,112	$—	$—	$—	$4,839	$8,401	$84,881	$77,501	$7,380	9.5%
Real estate expenses	25,460	24,712	748	3.0%	2,467	—	21	—	1,953	3,151	29,901	27,863	2,038	7.3%
NOI	$45,470	$44,388	$1,082	2.4%	$6,645	$—	$(21)	$—	$2,886	$5,250	$54,980	$49,638	$5,342	10.8%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(29,969)	(26,069)	(3,900)	15.0%
General and administrative expenses											(5,821)	(5,626)	(195)	3.5%
Real estate impairment											(1,886)	—	(1,886)	—
Interest expense											(12,827)	(11,405)	(1,422)	12.5%
Other income											—	77	(77)	(100.0)%
Loss on extinguishment of debt											(1,178)	—	(1,178)	—
Net income											3,299	6,615	(3,316)	(50.1)%
Less: Net loss attributable to noncontrolling interests											—	19	(19)	(100.0)%
Net income attributable to the controlling interests											$3,299	$6,634	$(3,335)	(50.3)%

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment:
Multifamily development property – Riverside Apartments

(3)	Held for Sale:
2018 Office – 2445 M Street
Sold:
2018 Office – Braddock Metro Center
2017 Multifamily – Walker House Apartments

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

Real estate rental revenue for same-store properties for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Minimum base rent	$60,978	$59,475	$1,503	2.5%
Recoveries from tenants	7,119	6,769	350	5.2%
Provision for doubtful accounts	(274)	(256)	(18)	7.0%
Lease termination fees	287	700	(413)	(59.0)%
Parking and other tenant charges	2,820	2,412	408	16.9%
Total same-store real estate rental revenue	$70,930	$69,100	$1,830	2.6%

•
Minimum base rent: Increase primarily due to higher rental income ($1.7 million), partially offset by higher rent abatements ($0.2 million). The higher rental income is primarily due to new leases at Army Navy Building and Silverline Center, partially offset by a lease termination at Quantico Corporate Center.

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.3 million).

•	Provision for doubtful accounts: Small increase primarily due to higher provisions in the office segment, partially offset by lower provisions in the retail segment.

•	Lease termination fees: Decrease primarily due to lower fees in the office segment ($0.4 million).

•	Parking and other tenant charges: Increase primarily due to higher parking income.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Office	$31,596	$30,468	$1,128	3.7%
Multifamily	23,663	22,927	736	3.2%
Retail	15,671	15,705	(34)	(0.2)%
Total same-store real estate rental revenue	$70,930	$69,100	$1,830	2.6%

•
Office: Increase primarily due to higher rental income ($1.3 million) and reimbursements ($0.2 million), partially offset by lower lease termination fees ($0.4 million). The higher rental income is primarily due to new leases at Silverline Center and Army Navy Building.

•	Multifamily: Increase primarily due to higher rental income ($0.6 million) and reimbursements ($0.1 million).

•	Retail: Decrease primarily due to lower rental income ($0.3 million), partially offset by higher temporary lease income ($0.1 million) and reimbursements ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($4.6 million) in the 2018 Quarter and Watergate 600 ($4.5 million) in the second quarter of 2017.

Real estate rental revenue from held for sale and sold properties decreased due to the sale of Braddock Metro Center ($2.6 million) during the 2018 Quarter and the Walker House Apartments ($0.8 million) during the fourth quarter of 2017.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2018 Quarter and 2017 Quarter was as follows:

	March 31, 2018			March 31, 2017			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.6%	93.5%	92.8%	91.0%	99.2%	92.4%	1.6%	(5.7)%	0.4%
Multifamily	95.4%	N/A	95.4%	94.1%	97.1%	94.2%	1.3%	N/A	1.2%
Retail	91.1%	N/A	91.1%	93.8%	N/A	93.8%	(2.7)%	N/A	(2.7)%
Total	93.3%	93.5%	93.3%	93.0%	98.8%	93.5%	0.3%	(5.3)%	(0.2)%

•	Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Army Navy Building and Silverline Center.

•	Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at The Ashby at McLean, The Maxwell and The Wellington.

•
Retail: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at Frederick Crossing and the Centre at Hagerstown, partially offset by higher ending occupancy at Gateway Overlook.

During the 2018 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	96	$45.36	6.5%	$28.23	3.8	70.8%
Retail	51	26.61	8.2%	13.68	0.1	100.0%
Total	147	38.93	6.9%	23.24	3.0	80.5%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2018 Quarter and 2017 Quarter were 35.2% and 36.0%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Office	$11,882	$11,659	$223	1.9%
Multifamily	9,418	9,190	228	2.5%
Retail	4,160	3,863	297	7.7%
Total same-store real estate expenses	$25,460	$24,712	$748	3.0%

•	Office: Increase primarily due to higher real estate tax ($0.1 million) and custodial ($0.1 million) expenses.

•	Multifamily: Increase primarily due to higher administrative ($0.1 million) and utilities ($0.1 million) expenses.

•	Retail: Increase primarily due to higher snow removal ($0.1 million) and real estate tax ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($3.1 million) and Watergate 600 ($3.0 million) and higher depreciation and amortization at same-store properties ($0.4 million), partially offset by the dispositions of Braddock Metro Center ($1.3 million) and Walker House Apartments ($0.1 million) and classification of 2445 M Street as held for sale during the 2018 Quarter ($1.2 million).

General and administrative expenses: Increase primarily due to higher share-based compensation ($0.4 million) primarily due to a one-time equity award to the CEO during the second quarter of 2017 and a higher volume of forfeitures during the 2017 Quarter, partially offset by lower expenses related to an information systems upgrade ($0.3 million).

Real estate impairment: During the 2018 Quarter, 2445 M Street met the criteria for classification as held for sale. We consequently recorded an impairment charge of $1.9 million in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs (see note 3 to the consolidated financial statements).

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during the 2018 Quarter related to the write-off of unamortized loan origination costs associated with the refinancing an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan and the execution of an amended, extended and expanded $700 million unsecured revolving credit facility (see note 4 to the consolidated financial statements).

Interest Expense: Interest expense by debt type for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$9,438	$9,190	$248	2.7%
Mortgage notes payable	1,135	1,321	(186)	(14.1)%
Line of credit	2,626	1,110	1,516	136.6%
Capitalized interest	(372)	(216)	(156)	72.2%
Total	$12,827	$11,405	$1,422	12.5%

•	Notes payable: Increase primarily due to borrowing the remaining $50.0 million during the 2017 Quarter on the $150.0 million term loan executed in 2016.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage note secured by the Army Navy Building in the 2017 Quarter.

•
Line of credit: Increase primarily due to weighted average borrowings of $310.6 million and a weighted average interest rate of 2.6% during the 2018 Quarter, as compared to $118. 6 million and 1.8%, respectively, during the 2017 Quarter. The higher weighted average borrowings are primarily due to using borrowings on the line of credit to partially fund the acquisition of Arlington Tower.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Liquidity and Capital Resources

Capital Requirements

As of the end of the first quarter of 2018, we summarize our full-year 2018 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$31.6 million to repay or refinance a secured note that is prepayable without penalty in 2018;

•	Approximately $85 - $95 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $40 - $45 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2018, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31, 2018	December 31, 2017
Mortgage notes payable	$91,143	$91,914
Lines of credit	260,000	166,000
Notes payable	1,000,000	900,000
	1,351,143	1,157,914
Premiums and discounts, net	1,684	1,805
Debt issuance costs, net	(4,411)	(4,220)
Total	$1,348,416	$1,155,499

Mortgage Notes Payable

At March 31, 2018, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.5% and had an estimated weighted average maturity of 3.0 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2018, we were in compliance with our mortgage notes covenants.

Lines of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility. During the 2018 Quarter, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million Revolving Credit Facility, the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options, and expands our prior $600.0 million unsecured revolving credit facility that was set to expire in June 2019. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the extent lenders agree to provide additional revolving loan commitments or term loans. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the 700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2018, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $260.0 million in borrowings outstanding as of March 31, 2018.

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially incurred on July 22, 2016 (“2016 Term Loan”), that was set to mature in July 2023. The 2018 Term Loan matures in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon Washington REIT’s credit rating). As of March 31, 2018, the interest rate of the 2016 Term Loan is one month LIBOR plus 110 basis points. We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay borrowings on the Revolving Credit Facility.

We had previously used interest rate derivatives to effectively fix the interest rate of the 2016 Term Loan. These interest rate derivatives now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. We also have entered into forward interest rate derivatives commencing June 29, 2018 to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%.

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of March 31, 2018, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of March 31, 2018, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 78.6 million shares were outstanding at March 31, 2018.

On June 23, 2015, we entered into four separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC relating to the issuance of up to $200.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2018 Quarter. As of March 31, 2018, we had issued 4.5 million shares under this program at a weighted average share price of $32.31 for net proceeds of $142.8 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued 37,079 common shares under this program at a weighted average price of $28.16 per share, raising $0.7 million in net proceeds.

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2018, no preferred shares had been issued.

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

Our dividend and distribution payments for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Common dividends	$47,300	$45,021	$2,279	5.1%
Distributions to noncontrolling interests	3	36	(33)	(91.7)%
	$47,303	$45,057	$2,246	5.0%

Dividends paid during the 2018 Quarter increased primarily due to the issuance of 3.6 million common shares during 2017.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Net cash provided by operating activities	$36,646	$30,699	$5,947	19.4%
Net cash used in investing activities	(40,688)	(19,528)	(21,160)	(108.4)%
Net cash provided by (used in) financing activities	5,398	(12,149)	17,547	144.4%

Cash provided by operating activities increased primarily due to the acquisitions of Arlington Tower and Watergate 600, partially offset by higher interest payments and the sales of Braddock Metro Center and Walker House Apartments.

Cash used in investing activities increased primarily due to the acquisition of Arlington Tower during the 2018 Quarter, partially offset by proceeds from the sale of Braddock Metro Center during the 2018 Quarter.

Cash provided by financing activities increased primarily due to proceeds from the 2018 Term Loan and higher net borrowings on the Revolving Credit Facility during the 2018 Quarter and the repayment of the mortgage note secured by Army Navy Building during the 2017 Quarter, partially offset by the repayment of the 2016 Term Loan and a mortgage note repaid at Arlington Tower’s settlement during the 2018 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2018 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$3,299	$6,615
Adjustments:
Depreciation and amortization	29,969	26,069
Real estate impairment	1,886	—
NAREIT FFO	$35,154	$32,684

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on March 31, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$250,000	$150,000	$300,000	$300,000	$1,000,000	$1,024,763
Interest payments	$33,927	$38,369	$38,369	$22,932	$21,911	$23,692	$179,200
Interest rate on debt maturities	—%	—%	5.1%	2.7%	4.0%	4.0%	3.9%
Unsecured variable rate debt
Principal	$—	$—	$260,000	$—	$—	$—	$260,000	$260,000
Variable interest rate on debt maturities	—%	—%	2.9%	—%	—%	—%	2.9%
Mortgages
Principal amortization (2) (30 year schedule)	$33,773	$2,500	$2,659	$2,829	$46,984	$2,398	$91,143	$95,211
Interest payments	$3,377	$3,206	$3,046	$2,876	$649	$78	$13,232
Weighted average interest rate on principal amortization	5.3%	4.7%	4.7%	4.7%	3.8%	4.9%	4.5%
(1) Includes $150.0 million and $250.0 million term loans with floating interest rates. The $150.0 million term loan is effectively fixed at 2.72% by interest rate swap arrangements. Of the $250.0 million term loan, a $150.0 million portion is effectively fixed at 2.31% by interest rate swap arrangements and a $100.0 million portion will be effectively fixed at 3.71% by forward interest rate swap arrangements commencing on June 29, 2018.
(2) Excludes net discounts of $3.2 million and net unamortized debt issuance costs of $0.3 million at March 31, 2018.

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023. On March 29, 2018, we executed the 2018 Term Loan with a floating interest rate that matures on July 21, 2023. The 2018 Term Loan increases and replaces the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the interest rate on the 2016 Term Loan now effectively fix a $150.0 million portion of the 2018 Term Loan at 2.31%. Also on March 29, 2018, we entered into four forward interest swap arrangements with a total notional amount of $100.0 million to swap the floating interest rate under the remaining $100.0 million portion of the 2018 Term Loan at 3.71%, starting on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2018 and December 31, 2017 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2018	December 31, 2017
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$1,779	$1,006
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	1,752	981
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	6,713	4,943
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	3,372	2,489
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(36)	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(32)	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(33)	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(31)	—
$400,000					$13,484	$9,419

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 20, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

There have not been any changes in Washington REIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Washington REIT’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2018	—	$—	N/A	N/A
February 1 - February 28, 2018	9,035	25.87	N/A	N/A
March 1 - March 31, 2018	—	—	N/A	N/A
Total	9,035	25.87	N/A	N/A

(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees’ applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.53	Amended and Restated Credit Agreement, dated March 29, 2018, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-06622	10.1	3/29/2018
10.54*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)					X
12	Computation of Ratios					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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
President and Chief Executive Officer

/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

DATE: April 30, 2018