Form 10-Q
period 2018-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2018-07-30
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of July 26, 2018, 78,661,870 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Land	$614,659	$588,025
Income producing property	2,220,819	2,113,977
	2,835,478	2,702,002
Accumulated depreciation and amortization	(722,423)	(683,692)
Net income producing property	2,113,055	2,018,310
Properties under development or held for future development	71,522	54,422
Total real estate held for investment, net	2,184,577	2,072,732
Investment in real estate sold or held for sale, net	—	68,534
Cash and cash equivalents	5,952	9,847
Restricted cash	2,301	2,776
Rents and other receivables, net of allowance for doubtful accounts of $2,692 and $2,426, respectively	73,650	69,766
Prepaid expenses and other assets	142,648	125,087
Other assets related to properties sold or held for sale	—	10,684
Total assets	$2,409,128	$2,359,426
Liabilities
Notes payable, net	$994,778	$894,358
Mortgage notes payable, net	93,071	95,141
Line of credit	169,000	166,000
Accounts payable and other liabilities	57,983	61,565
Dividend payable	—	23,581
Advance rents	12,020	12,487
Tenant security deposits	9,643	9,149
Other liabilities related to properties sold or held for sale	—	1,809
Total liabilities	1,336,495	1,264,090
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 78,661 and 78,510 shares issued and outstanding, respectively	787	785
Additional paid in capital	1,488,366	1,483,980
Distributions in excess of net income	(432,585)	(399,213)
Accumulated other comprehensive income	15,707	9,419
Total shareholders’ equity	1,072,275	1,094,971
Noncontrolling interests in subsidiaries	358	365
Total equity	1,072,633	1,095,336
Total liabilities and equity	$2,409,128	$2,359,426

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Real estate rental revenue	$86,606	$83,456	$171,487	$160,957
Expenses
Real estate expenses	29,503	28,691	59,404	56,554
Depreciation and amortization	29,878	29,261	59,847	55,330
General and administrative	5,649	5,759	11,470	11,385
Real estate impairment	—	—	1,886	—
	65,030	63,711	132,607	123,269
Other operating income
Gain on sale of real estate	2,495	—	2,495	—
Real estate operating income	24,071	19,745	41,375	37,688
Other (expense) income
Interest expense	(13,321)	(12,053)	(26,148)	(23,458)
Loss on extinguishment of debt	—	—	(1,178)	—
Other income	—	48	—	125
Income tax benefit	—	107	—	107
	(13,321)	(11,898)	(27,326)	(23,226)
Net income	10,750	7,847	14,049	14,462
Less: Net loss attributable to noncontrolling interests in subsidiaries	—	17	—	36
Net income attributable to the controlling interests	$10,750	$7,864	$14,049	$14,498

Basic net income attributable to the controlling interests per common share	$0.14	$0.10	$0.18	$0.19

Diluted net income attributable to the controlling interests per common share	$0.13	$0.10	$0.18	$0.19
Weighted average shares outstanding – basic	78,520	76,705	78,501	75,785
Weighted average shares outstanding – diluted	78,616	76,830	78,582	75,903
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,750	$7,847	$14,049	$14,462
Other comprehensive income:
Unrealized gain (loss) on interest rate hedges	2,223	(1,489)	6,288	(754)
Comprehensive income	12,973	6,358	20,337	13,708
Less: Comprehensive loss attributable to noncontrolling interests	—	17	—	36
Comprehensive income attributable to the controlling interests	$12,973	$6,375	$20,337	$13,744

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336
Net income attributable to the controlling interests	—	—	—	14,049	—	14,049	—	14,049
Unrealized gain on interest rate hedges	—	—	—	—	6,288	6,288	—	6,288
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	(47,421)	—	(47,421)	—	(47,421)
Shares issued under dividend reinvestment program	56	1	1,245	—	—	1,246	—	1,246
Share grants, net of forfeitures and tax withholdings	95	1	3,141	—	—	3,142	—	3,142
Balance, June 30, 2018	78,661	$787	$1,488,366	$(432,585)	$15,707	$1,072,275	$358	$1,072,633

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$14,049	$14,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,847	55,330
Provision for losses on accounts receivable	778	470
Real estate impairment	1,886	—
Gain on sale of real estate	(2,495)	—
Share-based compensation expense	3,370	2,351
Deferred tax benefit	—	(107)
Amortization of debt premiums, discounts and related financing costs	1,015	948
Loss on extinguishment of debt	1,178	—
Changes in operating other assets	(998)	(11,139)
Changes in operating other liabilities	(7,925)	2,846
Net cash provided by operating activities	70,705	65,161
Cash flows from investing activities
Real estate acquisitions, net	(106,400)	(138,371)
Net cash received for sale of real estate	175,024	—
Capital improvements to real estate	(18,094)	(23,923)
Development in progress	(15,428)	(7,291)
Non-real estate capital improvements	(465)	(1,950)
Net cash provided by (used in) investing activities	34,637	(171,535)
Cash flows from financing activities
Line of credit borrowings, net	3,000	108,000
Dividends paid	(71,002)	(68,173)
Principal payments – mortgage notes payable	(137,083)	(51,075)
Repayments of unsecured term loan debt	(150,000)	—
Proceeds from term loan	250,000	50,000
Payment of financing costs	(5,565)	(234)
Distributions to noncontrolling interests	(7)	(59)
Proceeds from dividend reinvestment program	1,245	1,796
Net proceeds from equity issuances	—	63,906
Payment of tax withholdings for restricted share awards	(300)	(666)
Net cash (used in) provided by financing activities	(109,712)	103,495
Net decrease in cash, cash equivalents and restricted cash	(4,370)	(2,879)
Cash, cash equivalents and restricted cash at beginning of period	12,623	17,622
Cash, cash equivalents and restricted cash at end of period	$8,253	$14,743

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,196	$22,670
Change in accrued capital improvements and development costs	885	1,090
Accrued selling costs related to sale of 2445 M Street	727	—
Operating partnership units issued with acquisition	—	376

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,952	$13,237
Restricted cash	2,301	1,506
Cash, cash equivalents and restricted cash	$8,253	$14,743

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. We have considered the provisions of the Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, and do not expect the TCJA to have a material impact on our ability to continue to qualify as a REIT. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During 2018, we sold our interests in Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia, and 2445 M Street, a 292,000 square foot office property in Washington, DC (see note 3).

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both June 30, 2018 and December 31, 2017, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both June 30, 2018 and December 31, 2017, we had a deferred state and local tax liability of $0.6 million. This deferred tax liability is primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Pronouncements Adopted

In August 2017, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted the new standard as of January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for all entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted the new standard as of January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein, with early adoption permitted. We adopted the new standard as of January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. We adopted the new standard as of January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which creates a single source of revenue guidance. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other U.S. generally accepted accounting principles (“GAAP”) requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. We adopted the new standard for the fiscal year beginning on January 1, 2018. We evaluated the requirements for recognition of revenue from contracts with customers and measuring gains and losses on the sale of properties in accordance with ASU 2014-09 and concluded the adoption of the new standard did not impact in any material respect the amount or timing of our revenue recognition.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2018 and June 30, 2017 as the “2018 Quarter” and the “2017 Quarter,” respectively, and the six months ended June 30, 2018 and June 30, 2017 as the “2018 Period” and the “2017 Period,” respectively.

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

NOTE 3: REAL ESTATE

Acquisition

Our current strategy includes recycling legacy assets that lack the income growth potential we seek and to invest in high-quality assets with compelling value-add returns through redevelopment opportunities in our existing portfolio and acquisitions that meet our stringent investment criteria. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We acquired the following property during the 2018 Period (the “2018 acquisition”):

Acquisition Date	Property	Type	Net Rentable Square Feet	Contract Purchase Price (In thousands)
January 18, 2018	Arlington Tower	Office	396,000	$250,000

The results of operations from the 2018 acquisition are included in the condensed consolidated statements of income from the acquisition date and are as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Real estate rental revenue	$5,903	$10,538
Net income	974	1,614

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

The weighted remaining average life for the 2018 acquisition components above, other than land and building, are 77 months for tenant origination costs, 67 months for leasing commissions/absorption costs, 69 months for lease intangible assets and 84 months for lease intangible liabilities.

The difference in the total contract purchase price of $250.0 million for the 2018 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $106.4 million is primarily due to a mortgage note assumed and repaid at settlement ($135.5 million), an acquisition deposit made during 2017 ($6.3 million) and a net credit to the buyer for certain expenditures ($1.8 million).

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of June 30, 2018.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of June 30, 2018, we had invested $44.0 million and $21.2 million, including the costs of acquired land, in The Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of June 30, 2018, we had invested $6.1 million in the redevelopment.

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

We sold our interests in the following properties in 2018 and 2017:

Disposition Date	Property Name	Segment	Rentable Square Feet/ Number of Units	Contract Sales Price (in thousands)	Gain on Sale (in thousands)
January 19, 2018	Braddock Metro Center	Office	356,000	$93,000	$—
June 28, 2018	2445 M Street	Office	292,000	101,600	2,495
		Total 2018	648,000	$194,600	$2,495

October 23, 2017	Walker House Apartments	Multifamily	212	$32,200	$23,838

We have fully transferred control of the assets associated with these disposed properties.

During the first quarter of 2018, we sold Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia, for a contract sales price of $93.0 million. Due to then-ongoing negotiations to sell the property, we evaluated Braddock Metro Center for impairment and recognized a $9.1 million impairment charge during 2017 in order to reduce the carrying value of the property to its estimated fair value, less selling costs. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

During the first quarter of 2018, we executed a purchase and sale agreement to sell 2445 M Street, a 292,000 square foot office property in Washington, DC, for a contract sales price of $100.0 million, with settlement originally scheduled for the third quarter of 2018. During 2017, we evaluated 2445 M Street for impairment and recognized a $24.1 million impairment charge in order to reduce the carrying value of the property to its estimated fair value. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale. Due to the property’s classification as held for sale, we recorded an additional impairment charge of $1.9 million in the first quarter of 2018 in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs. We based this fair valuation on the expected sales price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active. During the 2018 Quarter, we executed an amendment to the purchase and sale agreement which increased the contract sales price to $101.6 million and advanced the settlement date. On June 28, 2018, we sold 2445 M Street, recognizing a gain on sale of real estate of $2.5 million.

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

During the first quarter of 2018, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”), the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options, and expands our prior $600.0 million unsecured revolving credit facility that was set to expire in June 2019. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the extent lenders agree to provide additional revolving loan commitments or term loans.

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2018, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 2.09% and the facility fee is 0.20%.

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was set to mature in July 2023. The 2018 Term Loan matures in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon Washington REIT’s credit rating). As of June 30, 2018, the interest rate of the 2018 Term Loan is one month LIBOR plus 110 basis points. We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

We had previously used interest rate derivatives to effectively fix the interest rate of the 2016 Term Loan. These interest rate derivatives now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. In March 2018, we entered into interest rate derivatives that commenced on June 29, 2018 to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2018 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(169,000)
Unused and available	$531,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2018 Period as follows (in thousands):

Balance at December 31, 2017	$166,000
Borrowings	331,000
Repayments	(328,000)
Balance at June 30, 2018	$169,000

NOTE 5: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 4) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023. On March 29, 2018, we entered into the 2018 Term Loan, a $250.0 million floating interest rate term loan maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the total change in fair value of the interest rate swap arrangements associated with our cash flow hedges in other comprehensive income. The resulting unrealized gain (loss) of the cash flow hedges was the only activity in other comprehensive income during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for all periods presented.

The fair values of the interest rate swaps as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

				Fair Value
				Asset Derivatives
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2018	December 31, 2017
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$4,130	$1,987
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	10,964	7,432
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	613	—
	$400,000			$15,707	$9,419

We record interest rate swaps on our consolidated balance sheets within prepaid expenses and other assets when in a net asset position and within accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gain (loss) on interest rate hedges	$2,223	$(1,489)	$6,288	$(754)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $2.7 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2018, the fair value of derivatives is in a net asset position of $15.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of June 30, 2018, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2018 and December 31, 2017 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 5).

We base the valuations related to the SERP on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy.

The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Fair Value Measurement, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps fall into Level 2 in the fair value hierarchy.

The fair values of these assets and liabilities at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,257	$—	$1,257	$—	$1,858	$—	$1,858	$—
Interest rate swaps	15,707	—	15,707	—	9,419	—	9,419	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2018 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2018 and December 31, 2017, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,952	$5,952	$9,847	$9,847
Restricted cash	2,301	2,301	2,776	2,776
Mortgage notes payable, net	93,071	94,298	95,141	97,181
Line of credit	169,000	169,000	166,000	166,000
Notes payable, net	994,778	1,021,036	894,358	931,377

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

During the first quarter of 2018, we amended the LTIP for executive officers to eliminate the absolute total shareholder return (“TSR”) component and only utilize relative TSR in the measurement of market condition performance. Under the amended LTIP, relative TSR will be evaluated 50% relative to a defined population of peer companies and 50% relative to the FTSE NAREIT Diversified Index. Prior to this amendment, the LTIP utilized both absolute TSR and relative TSR, with each component having a 50% weighting, and relative TSR was evaluated relative only to a defined population of peer companies. The amendment is effective for three-year performance periods commencing on or after January 1, 2018.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.8 million and $1.2 million for the 2018 Quarter and 2017 Quarter, respectively, and $3.4 million and $2.4 million for the 2018 Period and 2017 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.1 million and $2.0 million for the 2018 Period and 2017 Period, respectively.

The total unvested restricted share awards at June 30, 2018 was 480,657 shares, which had a weighted average grant date fair value of $28.57 per share. As of June 30, 2018, the total compensation cost related to unvested restricted share awards was $10.5 million, which we expect to recognize over a weighted average period of 30 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$10,750	$7,847	$14,049	$14,462
Net loss attributable to noncontrolling interests in subsidiaries	—	17	—	36
Allocation of earnings to unvested restricted share awards	(144)	(107)	(289)	(184)
Adjusted net income attributable to the controlling interests	$10,606	$7,757	$13,760	$14,314
Denominator:
Weighted average shares outstanding – basic	78,520	76,705	78,501	75,785
Effect of dilutive securities:
Operating partnership units	12	11	12	6
Employee restricted share awards	84	114	69	112
Weighted average shares outstanding – diluted	78,616	76,830	78,582	75,903

Basic net income attributable to the controlling interests per common share	$0.14	$0.10	$0.18	$0.19
Diluted net income attributable to the controlling interests per common share	$0.13	$0.10	$0.18	$0.19

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

We evaluate performance based upon net operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as real estate rental revenue less real estate expenses.

The following tables present revenues, net operating income, capital expenditures and total assets for the three and six months ended June 30, 2018 and 2017 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$47,273	$15,781	$23,552	$—	$86,606
Real estate expenses	16,361	3,866	9,276	—	29,503
Net operating income	$30,912	$11,915	$14,276	$—	$57,103
Depreciation and amortization					(29,878)
General and administrative					(5,649)
Interest expense					(13,321)
Gain on sale of real estate					2,495
Net income					10,750
Less: Net loss attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$10,750
Capital expenditures	$4,444	$870	$4,935	$293	$10,542
Total assets	$1,253,594	$341,788	$773,997	$39,749	$2,409,128

	Three Months Ended June 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$44,109	$15,512	$23,835	$—	$83,456
Real estate expenses	15,853	3,597	9,241	—	28,691
Net operating income	$28,256	$11,915	$14,594	$—	$54,765
Depreciation and amortization					(29,261)
General and administrative					(5,759)
Interest expense					(12,053)
Other income					48
Income tax benefit					107
Net income					7,847
Less: Net loss attributable to noncontrolling interests in subsidiaries					17
Net income attributable to the controlling interests					$7,864
Capital expenditures	$5,864	$62	$6,561	$1,375	$13,862
Total assets	$1,241,618	$344,523	$766,972	$34,999	$2,388,112

	Six Months Ended June 30, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$92,820	$31,452	$47,215	$—	$171,487
Real estate expenses	32,663	8,026	18,715	—	59,404
Net operating income	$60,157	$23,426	$28,500	$—	$112,083
Depreciation and amortization					(59,847)
General and administrative					(11,470)
Interest expense					(26,148)
Real estate impairment					(1,886)
Gain on sale of real estate					2,495
Loss on extinguishment of debt					(1,178)
Net income					14,049
Less: Net loss attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$14,049
Capital expenditures	$9,389	$1,345	$7,360	$465	$18,559

	Six Months Ended June 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$82,136	31,217	$47,604	$—	$160,957
Real estate expenses	30,267	7,460	18,827	—	56,554
Net operating income	$51,869	$23,757	$28,777	$—	$104,403
Depreciation and amortization					(55,330)
General and administrative					(11,385)
Interest expense					(23,458)
Other income					125
Income tax benefit					107
Net income					14,462
Less: Net loss attributable to noncontrolling interests in subsidiaries					36
Net income attributable to the controlling interests					$14,498
Capital expenditures	$10,819	$246	$12,858	$1,950	$25,873

NOTE 10: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. The Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. During the 2018 Period, we did not issue common shares under the Equity Distribution Agreements or the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued 19,112 common shares under this program at a weighted average price of $29.97 per share, raising $0.5 million in net proceeds. During the 2018 Period, we issued 56,191 common shares under the dividend reinvestment program at a weighted average price of $28.80 per share, raising $1.2 million in net proceeds.

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

We refer to the three months ended June 30, 2018 and June 30, 2017 as the “2018 Quarter” and the “2017 Quarter,” respectively, and the six months ended June 30, 2018 and June 30, 2017 as the “2018 Period” and the “2017 Period” respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2018 Quarter to the 2017 Quarter and the 2018 Period to the 2017 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Business Outlook

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of June 30, 2018, we owned a diversified portfolio of 48 properties, totaling approximately 6.1 million square feet of commercial space and 4,268 multifamily units, and land held for development. These 48 properties consisted of 19 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net income attributable to the controlling interests	$10,750	$7,864	$2,886	36.7%
NOI (1)	$57,103	$54,765	$2,338	4.3%
NAREIT FFO (2)	$38,133	$37,108	$1,025	2.8%

(1) See page 26 of the MD&A for a reconciliation of NOI to net income.
(2) See page 35 of the MD&A for a reconciliation of NAREIT FFO to net income.

The higher net income attributable to the controlling interests is primarily due to gain on sale of real estate ($2.5 million) and higher NOI ($2.3 million), partially offset by higher interest expense ($1.3 million) and higher depreciation and amortization expenses ($0.6 million) during the 2018 Quarter.

The higher NOI is primarily due to income generated from Arlington Tower ($4.6 million), which was acquired after the 2017 Quarter, and higher NOI from same-store properties ($1.0 million), partially offset by property sales during 2017 and 2018 ($2.9 million). The higher same-store NOI is explained in further detail beginning on page 26 (Results of Operations - 2018 Quarter Compared to 2017 Quarter). Same-store ending occupancy increased to 93.3% as of June 30, 2018, from 92.7% one year ago, primarily due to higher occupancy in office segment.

The higher NAREIT FFO is primarily attributable to the higher NOI ($2.3 million), partially offset by higher interest expense ($1.3 million).

Investment Activity

Significant investment transactions during the 2018 Period included the following:

•
The disposition of 2445 M Street, a 292,000 square foot office property in Washington, DC, for a contract sales price of $101.6 million. We recognized a gain on sale of $2.5 million related to the transaction.

•
The acquisition of Arlington Tower, a 396,000 net rentable square foot office building in Arlington, Virginia, for a contract purchase price of $250.0 million. We incurred $0.6 million of acquisition costs related to this transaction.

•	The disposition of Braddock Metro Center, a 356,000 net rentable square foot office building in Alexandria, Virginia, for a contract sales price of $93.0 million.

Financing Activity

Significant financing transactions during the 2018 Period included the following:

•
The execution of an amended, extended and expanded $700 million unsecured revolving credit facility (the “Revolving Credit Facility”) and refinancing of an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan. We recognized a $1.2 million non-cash loss on extinguishment of debt related to the write-off of unamortized loan origination costs.

•
The execution of eight separate equity distribution agreements on May 4, 2018 relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. The equity distribution agreements executed on May 4, 2018 replaced our previous equity distribution agreements, dated June 23, 2015.

As of June 30, 2018, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of July 26, 2018, our Revolving Credit Facility has a borrowing capacity of $524.0 million.

Capital Requirements

We do not have any debt maturities during 2018, but expect to prepay without penalty the $31.7 million mortgage note secured by Kenmore Apartments during the third quarter of 2018. We expect to have additional capital requirements as set forth on page 32 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2018 Quarter and Period and 2017 Quarter and Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2018 and 2017 (see note 3 to the consolidated financial statements).
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

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$71,788	$69,972	$1,816	2.6%	$10,618	$4,902	$—	$—	$4,200	$8,582	$86,606	$83,456	$3,150	3.8%
Real estate expenses	24,984	24,137	847	3.5%	2,852	1,500	64	—	1,603	3,054	29,503	28,691	812	2.8%
NOI	$46,804	$45,835	$969	2.1%	$7,766	$3,402	$(64)	$—	$2,597	$5,528	$57,103	$54,765	$2,338	4.3%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(29,878)	(29,261)	(617)	2.1%
General and administrative expenses											(5,649)	(5,759)	110	(1.9)%
Gain on sale of real estate											2,495	—	2,495	—%
Interest expense											(13,321)	(12,053)	(1,268)	10.5%
Other income											—	48	(48)	(100.0)%
Income tax benefit											—	107	(107)	(100.0)%
Net income											10,750	7,847	2,903	37.0%
Less: Net loss attributable to noncontrolling interests											—	17	(17)	(100.0)%
Net income attributable to the controlling interests											$10,750	$7,864	$2,886	36.7%

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
2018 Office – Braddock Metro Center and 2445 M Street
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

Real estate rental revenue for same-store properties for the three months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Minimum base rent	$61,844	$59,956	$1,888	3.1%
Recoveries from tenants	7,082	7,253	(171)	(2.4)%
Provisions for doubtful accounts	(415)	(466)	51	(10.9)%
Lease termination fees	338	555	(217)	(39.1)%
Parking and other tenant charges	2,939	2,674	265	9.9%
Total same-store real estate rental revenue	$71,788	$69,972	$1,816	2.6%

•
Minimum base rent: Increase primarily due to higher rental income ($1.6 million) due to new leases at Army Navy Building, 1901 Pennsylvania Avenue, Silverline Center and Gateway Overlook, partially offset by lease expirations at Quantico Corporate Center.

•	Recoveries from tenants: Decrease primarily due to lower reimbursements for prior year operating expenses ($0.3 million).

•	Provisions for doubtful accounts: Small decrease primarily due to lower provisions in the retail segment ($0.1 million), partially offset by higher provisions in the office segment ($0.1 million).

•	Lease termination fees: Decrease primarily due to lower fees in the office segment ($0.3 million), partially offset by higher fees in retail segment ($0.1 million).

•	Parking and other tenant charges: Increase primarily due to higher tenant fees ($0.1 million) in the multifamily segment and temporary lease income ($0.1 million) in the retail segment.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Office	$32,455	$31,490	$965	3.1%
Multifamily	23,552	22,970	582	2.5%
Retail	15,781	15,512	269	1.7%
Total same-store real estate rental revenue	$71,788	$69,972	$1,816	2.6%

•
Office: Increase primarily due to higher rental income ($1.4 million), partially offset by lower lease termination fees ($0.3 million). The higher rental income is primarily due to new leases at Army Navy Building, 1901 Pennsylvania Avenue and Silverline Center, partially offset by lease expirations at Quantico Corporate Center.

•	Multifamily: Increase primarily due to higher rental rates ($0.4 million).

•	Retail: Increase primarily due to higher rental income ($0.1 million), lower provisions for doubtful accounts ($0.1 million) and higher lease termination fees ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($5.9 million) in the first quarter of 2018, partially offset by lower rental revenue at Watergate 600 ($0.2 million).

Real estate rental revenue from held for sale and sold properties decreased due to the sale of 2445 M Street ($0.5 million) during the 2018 Quarter, Braddock Metro Center ($3.0 million) during the first quarter of 2018 and Walker House Apartments ($0.9 million) during the fourth quarter of 2017.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2018 Quarter and 2017 Quarter was as follows:

	June 30, 2018			June 30, 2017			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.7%	94.9%	93.1%	91.0%	99.1%	92.9%	1.7%	(4.2)%	0.2%
Multifamily	95.2%	N/A	95.2%	94.9%	96.1%	94.9%	0.3%	N/A	0.3%
Retail	91.1%	N/A	91.1%	91.4%	N/A	91.4%	(0.3)%	N/A	(0.3)%
Total	93.3%	94.9%	93.4%	92.7%	98.7%	93.4%	0.6%	(3.8)%	—%

•
Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Army Navy Building and 1901 Pennsylvania Avenue, partially offset by lower ending occupancy at Quantico Corporate Center.

•
Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at The Wellington, The Maxwell and Bennett Park, partially offset by lower ending occupancy at Riverside Apartments and 3801 Connecticut Avenue.

•
Retail: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at Randolph Shopping Center, partially offset by higher ending occupancy at Spring Valley Shopping Center and Gateway Overlook.

During the 2018 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	31	$39.76	3.0%	$72.05	6.4	30.3%
Retail	198	10.65	2.4%	1.09	0.1	100.0%
Total	229	14.51	2.6%	10.49	2.3	93.8%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2018 Quarter and 2017 Quarter were 34.1% and 34.4%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Office	$11,906	$11,652	$254	2.2%
Multifamily	9,212	8,888	324	3.6%
Retail	3,866	3,597	269	7.5%
Total same-store real estate expenses	$24,984	$24,137	$847	3.5%

•	Office: Increase primarily due to higher bad debt ($0.2 million) and utilities ($0.1 million) expenses, partially offset by lower real estate tax expense ($0.1 million).

•	Multifamily: Increase primarily due to higher custodial ($0.1 million) and administrative ($0.1 million) expenses.

•	Retail: Increase primarily due to higher bad debt ($0.2 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($3.6 million) in the first quarter of 2018 and Watergate 600 ($0.8 million) in 2017, partially offset by lower depreciation and amortization at same-store properties ($1.0 million) and the disposition of 2445 M Street ($1.4 million), Braddock Metro Center ($1.2 million) and Walker House Apartments ($0.1 million).

Gain on sale of real estate: Gain during the 2018 Quarter due to completion of the sale of 2445 M Street. An amendment to the purchase and sale agreement executed during the 2018 Quarter increased the contract sales price to $101.6 million and advanced the settlement date, which was originally scheduled for the third quarter of 2018, to June 28, 2018.

Interest Expense: Interest expense by debt type for the three months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$9,978	$9,405	$573	6.1%
Mortgage notes payable	1,126	1,168	(42)	(3.6)%
Line of credit	2,607	1,709	898	52.5%
Capitalized interest	(390)	(229)	(161)	70.3%
Total	$13,321	$12,053	$1,268	10.5%

•	Notes payable: Increase primarily due to executing the $250.0 million term loan in March 2018, which increased and replaced a $150 million term loan.

•
Line of credit: Increase primarily due to weighted average borrowings of $260.8 million and a weighted average interest rate of 2.9% during the 2018 Quarter, as compared to $220.9 million and 2.0%, respectively, during the 2017 Quarter. The higher weighted average borrowings are primarily due to using borrowings on the line of credit to partially fund the acquisition of Arlington Tower.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

2018 Period Compared to 2017 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2018 Period compared to the 2017 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Dispositions (3) (continuing operations)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$142,718	$139,072	$3,646	2.6%	$19,730	$4,902	$—	$—	$9,039	$16,983	$171,487	$160,957	$10,530	6.5%
Real estate expenses	50,444	48,849	1,595	3.3%	5,319	1,500	85	—	3,556	6,205	59,404	56,554	2,850	5.0%
NOI	$92,274	$90,223	$2,051	2.3%	$14,411	$3,402	$(85)	$—	$5,483	$10,778	$112,083	$104,403	$7,680	7.4%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(59,847)	(55,330)	(4,517)	8.2%
General and administrative expenses											(11,470)	(11,385)	(85)	0.7%
Real estate impairment											(1,886)	—	(1,886)	—
Gain on sale of real estate											2,495	—	2,495	—
Interest expense											(26,148)	(23,458)	(2,690)	11.5%
Other income											—	125	(125)	(100.0)%
Loss on extinguishment of debt											(1,178)	—	(1,178)	—
Income tax benefit											—	107	(107)	100.0%
Net income											14,049	14,462	(413)	(2.9)%
Less: Net loss attributable to noncontrolling interests											—	36	(36)	(100.0)%
Net income attributable to the controlling interests											$14,049	$14,498	$(449)	(3.1)%

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
2018 Office – Braddock Metro Center and 2445 M Street
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

Real estate rental revenue for same-store properties for the six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Minimum base rent	$122,822	$119,431	$3,391	2.8%
Recoveries from tenants	14,201	14,022	179	1.3%
Provisions for doubtful accounts	(689)	(722)	33	4.6%
Lease termination fees	625	1,255	(630)	(50.2)%
Parking and other tenant charges	5,759	5,086	673	13.2%
Total same-store real estate rental revenue	$142,718	$139,072	$3,646	2.6%

•
Minimum base rent: Increase primarily due to higher rental income ($3.4 million) due to new leases at Army Navy Building, 1901 Pennsylvania Avenue, Silverline Center and Gateway Overlook, partially offset by lease expirations at Quantico Corporate Center.

•	Recoveries from tenants: Increase primarily due to higher utilities reimbursements ($0.2 million) in multifamily segment.

•	Provisions for doubtful accounts: Decrease primarily due to lower provisions in the retail segment ($0.2 million), partially offset by higher provisions in the office segment ($0.1 million).

•	Lease termination fees: Decrease primarily due to lower fees in the office segment ($0.7 million), partially offset by higher fees in the retail segment ($0.1 million).

•	Parking and other tenant charges: Increase primarily due to higher temporary lease income ($0.3 million), higher parking income ($0.1 million) and higher tenant fees ($0.1 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Office	$64,051	$61,958	$2,093	3.4%
Multifamily	47,215	45,897	1,318	2.9%
Retail	31,452	31,217	235	0.8%
Total same-store real estate rental revenue	$142,718	$139,072	$3,646	2.6%

•	Office: Increase primarily due to higher rental income ($2.6 million), partially offset by lease termination fees ($0.7 million).

•	Multifamily: Increase primarily due to higher rental income ($1.0 million) and reimbursements ($0.2 million).

•	Retail: Increase primarily due to lower provisions for bad debt ($0.2 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($10.5 million) in the 2018 Period and Watergate 600 ($4.3 million) in the 2017 Period.

Real estate rental revenue from held for sale and sold properties decreased due to the sale of Braddock Metro Center ($5.6 million) during the first quarter of 2018, Walker House Apartments ($1.7 million) during the fourth quarter of 2017 and 2445 M Street ($0.6 million) during the 2018 Quarter.

During the 2018 Period, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	127	$44.06	6.0%	$38.70	4.4	63.5%
Retail	249	13.89	5.1%	3.70	0.1	100.0%
Total	376	24.07	5.6%	15.52	2.7	88.8%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2018 Period and 2017 Period were 34.6% and 35.1%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Office	$23,788	$23,311	$477	2.0%
Multifamily	18,630	18,078	552	3.1%
Retail	8,026	7,460	566	7.6%
Total same-store real estate expenses	$50,444	$48,849	$1,595	3.3%

•	Office: Increase primarily due to higher utilities ($0.2 million) and custodial ($0.2 million) expenses.

•	Multifamily: Increase primarily due to higher custodial ($0.1 million), utilities ($0.2 million) and administrative ($0.2 million) expenses.

•	Retail: Increase primarily due to higher bad debt ($0.2 million), real estate tax ($0.1 million), snow removal ($0.1 million) and marketing ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($6.7 million) and Watergate 600 ($3.8 million), partially offset by lower depreciation and amortization at same-store properties ($0.6 million) and dispositions of 2445 M Street ($2.6 million), Braddock Metro Center ($2.5 million) and Walker House Apartments ($0.3 million).

General and administrative expenses: Increase primarily due to higher share-based compensation ($1.0 million) primarily due to a one-time equity award to the CEO during the second quarter of 2017 and a higher volume of forfeitures during the 2017 Period, partially offset by lower estimated cash incentive compensation ($0.8 million) in 2018 Period.

Real estate impairment: During the first quarter of 2018, 2445 M Street met the criteria for classification as held for sale. We consequently recorded an impairment charge of $1.9 million during that quarter in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs (see note 3 to the consolidated financial statements).

Gain on sale of real estate: Gain during the 2018 Period due to completion of the sale of 2445 M Street. An amendment to the purchase and sale agreement executed during the 2018 Quarter increased the contract sales price to $101.6 million and advanced the settlement date, which was originally scheduled for the third quarter of 2018, to June 28, 2018.

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during the 2018 Period related to the write-off of unamortized loan origination costs associated with the refinancing of an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan and the execution of an amended, extended and expanded $700 million unsecured revolving credit facility (see note 4 to the consolidated financial statements).

Interest Expense: Interest expense by debt type for the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$19,416	$18,596	$820	4.4%
Mortgage notes payable	2,261	2,488	(227)	(9.1)%
Line of credit	5,233	2,819	2,414	85.6%
Capitalized interest	(762)	(445)	(317)	71.2%
Total	$26,148	$23,458	$2,690	11.5%

•	Notes payable: Increase primarily due to executing the $250.0 million term loan in March 2018, which increased and replaced the $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by the Army Navy Building in 2017 Period.

•
Line of credit: Increase primarily due to weighted average borrowings of $285.6 million and a weighted average interest rate of 2.8% during the 2018 Period, as compared to $170.0 million and 1.9%, respectively, during the 2017 Period. The higher weighted average borrowings are primarily due to using borrowings on the line of credit to partially fund the acquisition of Arlington Tower.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

Liquidity and Capital Resources

Capital Requirements

As of the end of the second quarter of 2018, we summarize our full-year 2018 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$31.7 million to repay or refinance a mortgage note that is prepayable without penalty in 2018;

•	Approximately $80 - $90 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $40 - $45 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2018, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30, 2018	December 31, 2017
Mortgage notes payable	$90,368	$91,914
Line of credit	169,000	166,000
Notes payable	1,000,000	900,000
	1,259,368	1,157,914
Premiums and discounts, net	1,565	1,805
Debt issuance costs, net	(4,084)	(4,220)
Total	$1,256,849	$1,155,499

Mortgage Notes Payable

At June 30, 2018, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.5% and had an estimated weighted average maturity of 2.7 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2018, we were in compliance with our mortgage notes covenants.

Line of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility. During the first quarter of 2018, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million Revolving Credit Facility, the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options, and expands our prior $600.0 million unsecured revolving credit facility that was set to expire in June 2019. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the extent lenders agree to provide additional revolving loan commitments or term loans. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2018, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $169.0 million in borrowings outstanding as of June 30, 2018.

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was set to mature in July 2023. The 2018 Term Loan matures in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon Washington REIT’s credit rating). As of June 30, 2018, the interest rate of the 2018 Term Loan is one month LIBOR plus 110 basis points. We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay borrowings on the Revolving Credit Facility.

We had previously used interest rate derivatives to effectively fix the interest rate of the 2016 Term Loan. These interest rate derivatives now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. In March 2018, we entered into interest rate derivatives that commenced on June 29, 2018 to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%.

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of June 30, 2018, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of June 30, 2018, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 78.7 million shares were outstanding at June 30, 2018.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. The Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. During the 2018 Period, we did not issue common shares under the Equity Distribution Agreements or the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued 19,112 common shares under this program at a weighted average price of $29.97 per share, raising $0.5 million in net proceeds. During the 2018 Period, we issued 56,191 common shares under this program at a weighted average price of $28.80 per share, raising $1.2 million in net proceeds.

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2018, no preferred shares had been issued.

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

Our dividend and distribution payments for the six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Common dividends	$23,702	$23,152	$550	2.4%	$71,002	$68,173	$2,829	4.1%
Distributions to noncontrolling interests	4	23	(19)	(82.6)%	7	59	(52)	(88.1)%
	$23,706	$23,175	$531	2.3%	$71,009	$68,232	$2,777	4.1%

Dividends paid during the 2018 Quarter and Period increased primarily due to the issuance of 3.6 million common shares during 2017.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2018	2017	$	%
Net cash provided by operating activities	$70,705	$65,161	$5,544	8.5%
Net cash provided by (used in) investing activities	34,637	(171,535)	206,172	120.2%
Net cash (used in) provided by financing activities	(109,712)	103,495	(213,207)	206.0%

Cash provided by operating activities increased primarily due to the acquisitions of Arlington Tower and Watergate 600, partially offset by higher interest payments and the sales of Braddock Metro Center and Walker House Apartments.

Cash provided by investing activities increased primarily due to the proceeds from the sales of Braddock Metro Center and 2445 M Street during the 2018 Period and the acquisition of Watergate 600 during the 2017 Period, partially offset by the acquisition of Arlington Tower during the 2018 Period.

Cash used in financing activities increased primarily due to lower net borrowings on the Revolving Credit Facility, lower proceeds from equity issuances, the repayment of the 2016 Term Loan and the repayment of a mortgage note at Arlington Tower’s settlement during the 2018 Period, partially offset by proceeds from the 2018 Term Loan during the 2018 Period and the repayment of the mortgage note secured by Army Navy Building during the 2017 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2018 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,750	$7,847	$14,049	$14,462
Adjustments:
Depreciation and amortization	29,878	29,261	59,847	55,330
Real estate impairment	—	—	1,886	—
Net gain on sale of depreciable real estate	(2,495)	—	(2,495)	—
NAREIT FFO	$38,133	$37,108	$73,287	$69,792

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on June 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(In thousands)
Unsecured fixed rate debt (1)
Principal	$—	$—	$250,000	$150,000	$300,000	$300,000	$1,000,000	$1,021,036
Interest payments	$19,551	$39,102	$39,102	$23,665	$22,644	$24,119	$168,183
Interest rate on debt maturities	—%	—%	5.1%	2.7%	4.0%	3.6%	3.9%
Unsecured variable rate debt
Principal	$—	$—	$—	$—	$169,000	$—	$169,000	$169,000
Variable interest rate on debt maturities	—%	—%	—%	—%	3.0%	—%	3.0%
Mortgages
Principal amortization (2) (30 year schedule)	$32,868	$2,500	$2,659	$2,829	$46,984	$2,398	$90,238	$94,298
Interest payments	$2,096	$3,206	$3,046	$2,876	$649	$78	$11,951
Weighted average interest rate on principal amortization	5.3%	4.7%	4.7%	4.7%	3.8%	4.9%	4.5%
(1) Includes $150.0 million and $250.0 million term loans with floating interest rates. The $150.0 million term loan is effectively fixed at 2.72% by interest rate swap arrangements. Of the $250.0 million term loan, a $150.0 million portion is effectively fixed at 2.31% by interest rate swap arrangements and a $100.0 million portion is effectively fixed at 3.71% by interest rate swap arrangements that commenced on June 29, 2018.
(2) Excludes net premiums of $2.9 million and net unamortized debt issuance costs of $0.2 million at June 30, 2018.

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023. On March 29, 2018, we executed the 2018 Term Loan with a floating interest rate that matures on July 21, 2023. The 2018 Term Loan increases and replaces the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the interest rate on the 2016 Term Loan now effectively fix a $150.0 million portion of the 2018 Term Loan at 2.31%. Also on March 29, 2018, we entered into four forward interest swap arrangements with a total notional amount of $100.0 million to swap the floating interest rate under the remaining $100.0 million portion of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2018 and December 31, 2017 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2018	December 31, 2017
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$2,076	$1,006
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	2,054	981
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	7,300	4,943
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	3,664	2,489
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	151	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	153	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	155	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	154	—
$400,000					$15,707	$9,419

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of June 30, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: July 30, 2018