Form 10-Q
period 2018-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2018-10-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒      NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of October 25, 2018, 79,846,002 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Land	$614,659	$588,025
Income producing property	2,239,917	2,113,977
	2,854,576	2,702,002
Accumulated depreciation and amortization	(745,829)	(683,692)
Net income producing property	2,108,747	2,018,310
Properties under development or held for future development	81,765	54,422
Total real estate held for investment, net	2,190,512	2,072,732
Investment in real estate held for sale, net	—	68,534
Cash and cash equivalents	4,810	9,847
Restricted cash	1,352	2,776
Rents and other receivables, net of allowance for doubtful accounts of $2,927 and $2,426, respectively	74,395	69,766
Prepaid expenses and other assets	145,448	125,087
Other assets related to properties held for sale	—	10,684
Total assets	$2,416,517	$2,359,426
Liabilities
Notes payable, net	$995,130	$894,358
Mortgage notes payable, net	60,541	95,141
Line of credit	183,000	166,000
Accounts payable and other liabilities	63,683	61,565
Dividend payable	—	23,581
Advance rents	10,597	12,487
Tenant security deposits	9,857	9,149
Other liabilities related to properties held for sale	—	1,809
Total liabilities	1,322,808	1,264,090
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 79,844 and 78,510 shares issued and outstanding, respectively	798	785
Additional paid in capital	1,526,125	1,483,980
Distributions in excess of net income	(450,749)	(399,213)
Accumulated other comprehensive income	17,181	9,419
Total shareholders’ equity	1,093,355	1,094,971
Noncontrolling interests in subsidiaries	354	365
Total equity	1,093,709	1,095,336
Total liabilities and equity	$2,416,517	$2,359,426

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Real estate rental revenue	$82,502	$82,819	$253,989	$243,776
Expenses
Real estate expenses	28,571	29,646	87,975	86,200
Depreciation and amortization	30,272	27,941	90,119	83,271
General and administrative	5,267	5,327	16,737	16,712
Real estate impairment	—	5,000	1,886	5,000
	64,110	67,914	196,717	191,183
Other operating income
Gain on sale of real estate	—	—	2,495	—
Real estate operating income	18,392	14,905	59,767	52,593
Other (expense) income
Interest expense	(12,499)	(12,176)	(38,647)	(35,634)
Loss on extinguishment of debt	—	—	(1,178)	—
Other income	—	84	—	209
Income tax benefit	—	—	—	107
	(12,499)	(12,092)	(39,825)	(35,318)
Net income	5,893	2,813	19,942	17,275
Less: Net loss attributable to noncontrolling interests in subsidiaries	—	20	—	56
Net income attributable to the controlling interests	$5,893	$2,833	$19,942	$17,331

Basic net income attributable to the controlling interests per common share	$0.07	$0.04	$0.25	$0.22

Diluted net income attributable to the controlling interests per common share	$0.07	$0.04	$0.25	$0.22
Weighted average shares outstanding – basic	79,076	77,291	78,695	76,292
Weighted average shares outstanding – diluted	79,238	77,423	78,802	76,415
Dividends declared per share	$0.30	$0.30	$0.90	$0.90

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,893	$2,813	$19,942	$17,275
Other comprehensive income:
Unrealized gain (loss) on interest rate hedges	1,474	(9)	7,762	(763)
Comprehensive income	7,367	2,804	27,704	16,512
Less: Comprehensive loss attributable to noncontrolling interests	—	20	—	56
Comprehensive income attributable to the controlling interests	$7,367	$2,824	$27,704	$16,568

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336
Net income attributable to the controlling interests	—	—	—	19,942	—	19,942	—	19,942
Unrealized gain on interest rate hedges	—	—	—	—	7,762	7,762	—	7,762
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(71,478)	—	(71,478)	—	(71,478)
Equity issuances, net of issuance costs	1,165	11	35,461	—	—	35,472	—	35,472
Shares issued under dividend reinvestment program	74	1	1,810	—	—	1,811	—	1,811
Share grants, net of forfeitures and tax withholdings	95	1	4,874	—	—	4,875	—	4,875
Balance at September 30, 2018	79,844	$798	$1,526,125	$(450,749)	$17,181	$1,093,355	$354	$1,093,709

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$19,942	$17,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,119	83,271
Provision for losses on accounts receivable	1,077	768
Real estate impairment	1,886	5,000
Gain on sale of real estate	(2,495)	—
Share-based compensation expense	5,064	3,561
Deferred tax benefit	—	(107)
Amortization of debt premiums, discounts and related financing costs	1,565	1,422
Loss on extinguishment of debt	1,178	—
Changes in operating other assets	(9,233)	(21,603)
Changes in operating other liabilities	(8,229)	4,381
Net cash provided by operating activities	100,874	93,968
Cash flows from investing activities
Real estate acquisitions, net	(106,400)	(138,371)
Net cash received for sale of real estate	174,297	—
Capital improvements to real estate	(33,437)	(35,186)
Development in progress	(25,036)	(12,988)
Real estate deposits, net	—	775
Non-real estate capital improvements	(626)	(3,306)
Net cash provided by (used in) investing activities	8,798	(189,076)
Cash flows from financing activities
Line of credit borrowings, net	17,000	69,000
Dividends paid	(95,059)	(91,666)
Principal payments – mortgage notes payable	(169,480)	(51,815)
Repayments of unsecured term loan debt	(150,000)	—
Proceeds from term loan	250,000	50,000
Payment of financing costs	(5,565)	(234)
Distributions to noncontrolling interests	(11)	(67)
Proceeds from dividend reinvestment program	1,811	2,482
Net proceeds from equity issuances	35,472	113,225
Payment of tax withholdings for restricted share awards	(301)	(671)
Net cash (used in) provided by financing activities	(116,133)	90,254
Net decrease in cash, cash equivalents and restricted cash	(6,461)	(4,854)
Cash, cash equivalents and restricted cash at beginning of period	12,623	17,622
Cash, cash equivalents and restricted cash at end of period	$6,162	$12,768

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$32,021	$29,188
Change in accrued capital improvements and development costs	6,352	3,959
Operating partnership units issued with acquisition	—	376

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,810	$11,326
Restricted cash	1,352	1,442
Cash, cash equivalents and restricted cash	$6,162	$12,768

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both September 30, 2018 and December 31, 2017, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both September 30, 2018 and December 31, 2017, we had a deferred state and local tax liability of $0.6 million. This deferred tax liability is primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Pronouncements Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted the new standard as of January 1, 2018 and the adoption did not have a material impact on our consolidated financial statements.

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

Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing lease accounting standards for both lessees and lessors. The standard is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Washington REIT will adopt the standard for the fiscal year beginning on January 1, 2019.

Lessees

For lessees, ASU 2016-02 requires lessees to classify most leases as either finance or operating leases. For lease contracts, or contracts with an embedded lease, with a duration of more than one year in which we are the lessee, the present value of future lease payments will be recognized on our balance sheet as a right-of-use asset and a corresponding lease liability. We are evaluating lease contracts where we are the lessee to determine the impact they may have on Washington REIT’s consolidated financial statements.

Lessors

For lessors, lease contracts currently classified as operating leases will be accounted for similarly to existing guidance. However, under ASU 2016-02, lessors are required to account for each lease and non-lease component, such as common area maintenance or tenant service revenues, of a contract separately. In July 2018, the FASB issued 2018-11, Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides lessors optional transition relief from implementing this aspect of ASU 2016-02 if the following criteria are met: (1) both components have the same timing and pattern of revenue and (2) if accounted for separately, both components would be classified as an operating lease. We currently believe that the leases where we are lessor meet both criteria and we will elect not to bifurcate lease contracts into lease and non-lease components. Accordingly, both lease and non-lease components will be presented in “Real estate rental revenue” in our consolidated financial statements subsequent to adoption.

Also under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while current accounting standards allow for the capitalization of indirect leasing costs.

Transition

Under ASU 2018-11, the FASB offered optional transition relief, if elected as a package, and applied consistently by an entity to all of its leases. Accordingly, upon adoption, we will elect, as a package, the practical expedients for all leases as follows: (1) we will not reassess whether any expired or existing contracts are or contain leases, (2) we will not reassess the lease classification for any expired or existing leases and (3) we will not reassess initial direct costs for any existing leases. We are currently evaluating the impact ASU 2016-02 may have on our consolidated financial statements.

Under ASU 2016-02, entities are required to implement the standard as of the beginning of the earliest comparative period presented or January 1, 2017 for calendar-year public business entities. Under ASU 2018-11, the FASB offered optional transition relief that permits entities to continue to apply ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, we will make a policy election to apply ASC 840 to comparative periods on January 1, 2019.

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

In September 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. The standard is effective for public entities for fiscal years beginning after December 31, 2019 and for interim periods threrein, with early adoption permitted. We are currently evaluating the impact the new standard may have on Washington REIT’s consolidated financial statements.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2018 and September 30, 2017 as the “2018 Quarter” and the “2017 Quarter,” respectively, and the nine months ended September 30, 2018 and September 30, 2017 as the “2018 Period” and the “2017 Period,” respectively.

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

Acquisition Date	Property	Type	Net Rentable Square Feet	Contract Purchase Price (In thousands)
January 18, 2018	Arlington Tower	Office	391,000	$250,000

The results of operations from the 2018 acquisition are included in the condensed consolidated statements of income from the acquisition date and are as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Real estate rental revenue	$5,947	$16,485
Net income	843	2,457

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

The weighted remaining average life for the 2018 acquisition components above, other than land and building, are 74 months for tenant origination costs, 64 months for leasing commissions/absorption costs, 66 months for lease intangible assets and 81 months for lease intangible liabilities.

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

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of September 30, 2018.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of September 30, 2018, we had invested $52.7 million and $22.4 million, including the costs of acquiring the land, in The Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we currently have a redevelopment project to add rentable space at Spring Valley Village. As of September 30, 2018, we had invested $6.4 million in the redevelopment.

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

During the first quarter of 2018, we sold Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia, for a contract sales price of $93.0 million. Due to then-ongoing negotiations to sell the property, we evaluated Braddock Metro Center for impairment and recognized a $9.1 million impairment charge during 2017 in order to reduce the carrying value of the property to its estimated fair value, less selling costs. We based this fair value on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

During the first quarter of 2018, we executed a purchase and sale agreement to sell 2445 M Street, a 292,000 square foot office property in Washington, DC, for a contract sales price of $100.0 million, with settlement originally scheduled for the third quarter of 2018. During 2017, we evaluated 2445 M Street for impairment and recognized a $24.1 million impairment charge in order to reduce the carrying value of the property to its estimated fair value. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale. Due to the property’s classification as held for sale, we recorded an additional impairment charge of $1.9 million in the first quarter of 2018 in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs. We based this fair value on the expected sales price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active. During the second quarter of 2018, we executed an amendment to the purchase and sale agreement which increased the contract sales price to $101.6 million and advanced the settlement date. On June 28, 2018, we sold 2445 M Street, recognizing a gain on sale of real estate of $2.5 million.

NOTE 4: MORTGAGE NOTES PAYABLE

In August 2018, we prepaid without penalty the remaining $31.7 million of the mortgage note secured by Kenmore Apartments.

NOTE 5: UNSECURED LINE OF CREDIT PAYABLE

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of September 30, 2018, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 2.26% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2018 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(183,000)
Unused and available	$517,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2018 Period as follows (in thousands):

Balance at December 31, 2017	$166,000
Borrowings	397,000
Repayments	(380,000)
Balance at September 30, 2018	$183,000

NOTE 6: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 5) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

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

The fair values of the interest rate swaps as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

				Fair Value
				Derivative Assets
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2018	December 31, 2017
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$4,392	$1,987
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	11,484	7,432
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	1,305	—
	$400,000			$17,181	$9,419

We record interest rate swaps on our consolidated balance sheets within prepaid expenses and other assets when in a net asset position and within accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized gain (loss) on interest rate hedges	$1,474	$(9)	$7,762	$(763)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $3.6 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2018, the fair value of derivatives is in a net asset position of $17.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of September 30, 2018, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2018 and December 31, 2017 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 6).

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

The fair values of these assets and liabilities at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,364	$—	$1,364	$—	$1,858	$—	$1,858	$—
Interest rate swaps	17,181	—	17,181	—	9,419	—	9,419	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2018 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2018 and December 31, 2017, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,810	$4,810	$9,847	$9,847
Restricted cash	1,352	1,352	2,776	2,776
Mortgage notes payable, net	60,541	60,482	95,141	97,181
Line of credit	183,000	183,000	166,000	166,000
Notes payable, net	995,130	1,014,067	894,358	931,377

NOTE 8: STOCK BASED COMPENSATION

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.7 million and $1.2 million for the 2018 Quarter and 2017 Quarter, respectively, and $5.1 million and $3.6 million for the 2018 Period and 2017 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.1 million and $2.0 million for the 2018 Period and 2017 Period, respectively.

The total unvested restricted share awards at September 30, 2018 was 479,262 shares, which had a weighted average grant date fair value of $28.58 per share. As of September 30, 2018, the total compensation cost related to unvested restricted share awards was $9.1 million, which we expect to recognize over a weighted average period of 28 months.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$5,893	$2,813	$19,942	$17,275
Net loss attributable to noncontrolling interests in subsidiaries	—	20	—	56
Allocation of earnings to unvested restricted share awards	(144)	(107)	(432)	(291)
Adjusted net income attributable to the controlling interests	$5,749	$2,726	$19,510	$17,040
Denominator:
Weighted average shares outstanding – basic	79,076	77,291	78,695	76,292
Effect of dilutive securities:
Operating partnership units	12	12	12	8
Employee restricted share awards	150	120	95	115
Weighted average shares outstanding – diluted	79,238	77,423	78,802	76,415

Basic net income attributable to the controlling interests per common share	$0.07	$0.04	$0.25	$0.22
Diluted net income attributable to the controlling interests per common share	$0.07	$0.04	$0.25	$0.22

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and nine months ended September 30, 2018 and 2017 from these segments, and reconcile net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,438	$16,111	$23,953	$—	$82,502
Real estate expenses	15,368	3,906	9,297	—	28,571
Net operating income	$27,070	$12,205	$14,656	$—	$53,931
Depreciation and amortization					(30,272)
General and administrative					(5,267)
Interest expense					(12,499)
Net income					5,893
Less: Net loss attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$5,893
Capital expenditures	$8,537	$1,098	$5,708	$161	$15,504
Total assets	$1,246,026	$344,358	$785,397	$40,736	$2,416,517

	Three Months Ended September 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,982	$15,604	$24,233	$—	$82,819
Real estate expenses	16,246	3,687	9,713	—	29,646
Net operating income	$26,736	$11,917	$14,520	$—	$53,173
Depreciation and amortization					(27,941)
General and administrative					(5,327)
Interest expense					(12,176)
Other income					84
Real estate impairment					(5,000)
Net income					2,813
Less: Net loss attributable to noncontrolling interests in subsidiaries					20
Net income attributable to the controlling interests					$2,833
Capital expenditures	$5,934	$305	$5,024	$1,356	$12,619
Total assets	$1,231,576	$346,374	$769,873	$36,471	$2,384,294

	Nine Months Ended September 30, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$135,258	$47,563	$71,168	$—	$253,989
Real estate expenses	48,031	11,932	28,012	—	87,975
Net operating income	$87,227	$35,631	$43,156	$—	$166,014
Depreciation and amortization					(90,119)
General and administrative					(16,737)
Interest expense					(38,647)
Real estate impairment					(1,886)
Gain on sale of real estate					2,495
Loss on extinguishment of debt					(1,178)
Net income					19,942
Less: Net loss attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$19,942
Capital expenditures	$17,926	$2,443	$13,068	$626	$34,063

	Nine Months Ended September 30, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$125,118	46,821	$71,837	$—	$243,776
Real estate expenses	46,513	11,147	28,540	—	86,200
Net operating income	$78,605	$35,674	$43,297	$—	$157,576
Depreciation and amortization					(83,271)
General and administrative					(16,712)
Interest expense					(35,634)
Other income					209
Real estate impairment					(5,000)
Income tax benefit					107
Net income					17,275
Less: Net loss attributable to noncontrolling interests in subsidiaries					56
Net income attributable to the controlling interests					$17,331
Capital expenditures	$16,753	$551	$17,882	$3,306	$38,492

NOTE 11: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2018 Quarter and 2018 Period, we issued 1.2 million common shares under the Equity Distribution Agreements at an average price of $31.18 per share, raising $35.5 million in net proceeds.

The Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. During the 2018 Period, we did not issue common shares under the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued approximately 18,000 common shares under this program at a weighted average price of $30.68 per share, raising $0.6 million in net proceeds. During the 2018 Period, we issued approximately 74,000 common shares under the dividend reinvestment program at a weighted average price of $29.29 per share, raising $1.8 million in net proceeds.

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

We refer to the three months ended September 30, 2018 and September 30, 2017 as the “2018 Quarter” and the “2017 Quarter,” respectively, and the nine months ended September 30, 2018 and September 30, 2017 as the “2018 Period” and the “2017 Period” respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of September 30, 2018, we owned a diversified portfolio of 48 properties, totaling approximately 6.1 million square feet of commercial space and 4,268 multifamily units, and land held for development. These 48 properties consisted of 19 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net income attributable to the controlling interests	$5,893	$2,833	$3,060	108.0%
NOI (1)	$53,931	$53,173	$758	1.4%
NAREIT FFO (2)	$36,165	$35,754	$411	1.1%

(1) See page 26 of the MD&A for a reconciliation of NOI to net income.
(2) See page 36 of the MD&A for a reconciliation of NAREIT FFO to net income.

The higher net income attributable to the controlling interests is primarily due to real estate impairment ($5.0 million) during 2017 Quarter and higher NOI ($0.8 million) during 2018 Quarter, partially offset by higher depreciation and amortization ($2.3 million), higher interest expense ($0.3 million) and lower other income ($0.1 million) during the 2018 Quarter.

The higher NOI is primarily due to income generated from Arlington Tower ($4.5 million), which was acquired after the 2017 Quarter, and higher NOI from same-store properties ($1.5 million), partially offset by property sales during 2018 and 2017 ($5.2 million). The higher same-store NOI is explained in further detail beginning on page 26 (Results of Operations - 2018 Quarter Compared to 2017 Quarter). Same-store ending occupancy increased to 94.0% as of September 30, 2018, from 93.3% as of September 30, 2017, due to higher occupancy across the portfolio.

The higher NAREIT FFO is primarily attributable to the higher NOI ($0.8 million), partially offset by higher interest expense ($0.3 million).

Investment Activity

Significant investment transactions during the 2018 Period included the following:

•
The disposition of 2445 M Street, a 292,000 square foot office property in Washington, DC, for a contract sales price of $101.6 million. We recognized a gain on sale of $2.5 million related to the transaction.

•
The acquisition of Arlington Tower, a 391,000 net rentable square foot office building in Arlington, Virginia, for a contract purchase price of $250.0 million. We incurred $0.6 million of acquisition costs related to this transaction.

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

•
The execution of eight separate equity distribution agreements on May 4, 2018 relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. The equity distribution agreements executed on May 4, 2018 replaced our previous equity distribution agreements, dated June 23, 2015. During the 2018 Quarter, we issued approximately 1.2 million common shares under our at-the-market program at an average price of $31.18 per share, raising approximately $35.5 million in net proceeds.

As of September 30, 2018, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of October 25, 2018, our Revolving Credit Facility has a borrowing capacity of $507.0 million.

Capital Requirements

We prepaid without penalty the $31.7 million mortgage note secured by Kenmore Apartments during the third quarter of 2018 and have no additional debt maturities remaining in 2018. We expect to have additional capital requirements as set forth on page 33 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2018 Quarter and Period and 2017 Quarter and Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2018 and 2017 (see note 3 to the consolidated financial statements).
Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, general and administrative expenses, acquisition costs, real estate impairment and gain or loss on extinguishment of debt. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2018 Quarter Compared to 2017 Quarter

The following table reconciles NOI to net income attributable to the controlling interests and provides the basis for our discussion of our consolidated results of operations and NOI in the 2018 Quarter compared to the 2017 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$71,716	$69,664	$2,052	2.9%	$10,786	$4,831	$—	$—	$—	$8,324	$82,502	$82,819	$(317)	(0.4)%
Real estate expenses	25,496	24,979	517	2.1%	3,139	1,560	(64)	—	—	3,107	28,571	29,646	(1,075)	(3.6)%
NOI	$46,220	$44,685	$1,535	3.4%	$7,647	$3,271	$64	$—	$—	$5,217	$53,931	$53,173	$758	1.4%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(30,272)	(27,941)	(2,331)	8.3%
General and administrative expenses											(5,267)	(5,327)	60	(1.1)%
Real estate impairment											—	(5,000)	5,000	(100.0)%
Interest expense											(12,499)	(12,176)	(323)	2.7%
Other income											—	84	(84)	(100.0)%
Net income											5,893	2,813	3,080	109.5%
Less: Net loss attributable to noncontrolling interests											—	20	(20)	(100.0)%
Net income attributable to the controlling interests											$5,893	$2,833	$3,060	108.0%

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
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

Real estate rental revenue for same-store properties for the three months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Minimum base rent	$61,745	$60,275	$1,470	2.4%
Recoveries from tenants	7,043	6,442	601	9.3%
Provisions for doubtful accounts	(428)	(292)	(136)	46.6%
Lease termination fees	369	471	(102)	(21.7)%
Parking and other tenant charges	2,987	2,768	219	7.9%
Total same-store real estate rental revenue	$71,716	$69,664	$2,052	2.9%

•
Minimum base rent: Increase primarily due to higher rental income ($1.4 million) due to new leases at Army Navy Building, 1901 Pennsylvania Avenue, Monument II and Silverline Center and higher rental rates in multifamily segment, partially offset by lease expirations at Quantico Corporate Center.

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.3 million) and real estate taxes ($0.2 million).

•	Provisions for doubtful accounts: Increase primarily due to higher provisions in the office segment ($0.2 million), partially offset by lower provisions in the retail segment ($0.1 million).

•	Lease termination fees: Decrease primarily due to lower fees in the retail segment ($0.2 million), partially offset by higher fees in the office segment ($0.1 million).

•	Parking and other tenant charges: Increase primarily due to higher tenant charges ($0.2 million).

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Office	$31,652	$30,672	$980	3.2%
Multifamily	23,953	23,388	565	2.4%
Retail	16,111	15,604	507	3.2%
Total same-store real estate rental revenue	$71,716	$69,664	$2,052	2.9%

•
Office: Increase primarily due to higher rental income ($0.7 million), higher reimbursements for operating expenses ($0.2 million), higher lease termination fees ($0.1 million) and higher tenant charges ($0.1 million), partially offset by higher provisions for doubtful accounts ($0.2 million). The higher rental income is primarily due to new leases at Army Navy Building, 1901 Pennsylvania Avenue, Monument II and Silverline Center.

•	Multifamily: Increase primarily due to higher rental rates ($0.5 million).

•
Retail: Increase primarily due to higher reimbursements for operating expenses ($0.4 million), higher rental income ($0.2 million) and lower provisions for doubtful accounts ($0.1 million), partially offset by lower termination fees ($0.2 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($5.9 million) in the first quarter of 2018.

Real estate rental revenue from held for sale and sold properties decreased due to the sale of 2445 M Street ($4.5 million) during the second quarter of 2018, Braddock Metro Center ($3.0 million) during the first quarter of 2018 and Walker House Apartments ($0.8 million) during the fourth quarter of 2017.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2018 Quarter and 2017 Quarter was as follows:

	September 30, 2018			September 30, 2017			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	92.1%	95.4%	92.7%	91.7%	98.3%	93.2%	0.4%	(2.9)%	(0.5)%
Multifamily	95.4%	N/A	95.4%	94.5%	93.2%	94.5%	0.9%	N/A	0.9%
Retail	94.3%	N/A	94.3%	93.5%	N/A	93.5%	0.8%	N/A	0.8%
Total	94.0%	95.4%	94.1%	93.3%	97.6%	93.8%	0.7%	(2.2)%	0.3%

•
Office: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Army Navy Building and 1901 Pennsylvania Avenue, partially offset by lower ending occupancy at Fairgate at Ballston.

•
Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at The Ashby at McLean, Bennett Park, Roosevelt Towers and 3801 Connecticut Avenue, partially offset by lower ending occupancy at Clayborne Apartments.

•
Retail: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Concord Centre and Frederick Crossing, partially offset by lower ending occupancy at Randolph Shopping Center, Gateway Overlook and Westminster Shopping Center.

During the 2018 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	73	$48.94	13.5%	$61.80	5.0	47.1%
Retail	29	36.64	8.4%	19.97	0.6	54.3%
Total	102	45.43	12.3%	49.89	4.0	49.3%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2018 Quarter and 2017 Quarter were 34.6% and 35.8%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Office	$12,229	$12,010	$219	1.8%
Multifamily	9,361	9,282	79	0.9%
Retail	3,906	3,687	219	5.9%
Total same-store real estate expenses	$25,496	$24,979	$517	2.1%

•	Office: Increase primarily due to higher utilities ($0.1 million) and administrative ($0.1 million) expenses.

•	Multifamily: Increase primarily due to higher administrative ($0.2 million) and contract maintenance ($0.1 million) expenses, partially offset by lower real estate tax ($0.2 million) expenses.

•	Retail: Increase primarily due to higher repairs and maintenance ($0.1 million) and real estate tax ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($3.6 million) in the first quarter of 2018 and Watergate 600 ($0.4 million) in 2017 and due to higher depreciation and amortization at same store properties ($0.7 million), partially offset by the dispositions of 2445 M Street ($1.3 million) and Braddock Metro Center ($1.1 million).

General and administrative expenses: Decrease primarily due to lower estimated cash incentive compensation ($0.4 million) due to higher forecasted operating results in 2017 and lower expenses related to an information systems upgrade ($0.2 million), partially offset by higher share-based compensation ($0.5 million).

Real estate impairment: Impairment charge during the 2017 Quarter reduced the carrying value of Braddock Metro Center to its estimated fair value.

Interest Expense: Interest expense by debt type for the three months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$10,207	$9,446	$761	8.1%
Mortgage notes payable	992	1,163	(171)	(14.7)%
Line of credit	1,983	1,798	185	10.3%
Capitalized interest	(683)	(231)	(452)	195.7%
Total	$12,499	$12,176	$323	2.7%

•	Notes payable: Increase primarily due to executing the $250.0 million term loan in March 2018, which increased and replaced a $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to repayment of the mortgage note secured by Kenmore Apartments in the 2018 Quarter.

•
Line of credit: Increase primarily due to a higher weighted average interest rate of 3.1% during the 2018 Quarter, as compared to 2.3% during the 2017 Quarter. The impact of the higher weighted average interest rate was partially offset by lower weighted average borrowings of $165.7 million during the 2018 Quarter, as compared to $206.2 million during the 2017 Quarter.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington, and the commencement in 2018 of interest capitalization on spending related to the multifamily development adjacent to Riverside Apartments.

2018 Period Compared to 2017 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2018 Period compared to the 2017 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$214,434	$208,736	$5,698	2.7%	$30,516	$9,733	$—	$—	$9,039	$25,307	$253,989	$243,776	$10,213	4.2%
Real estate expenses	75,940	73,828	2,112	2.9%	8,458	3,060	21	—	3,556	9,312	87,975	86,200	1,775	2.1%
NOI	$138,494	$134,908	$3,586	2.7%	$22,058	$6,673	$(21)	$—	$5,483	$15,995	$166,014	$157,576	$8,438	5.4%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(90,119)	(83,271)	(6,848)	8.2%
General and administrative expenses											(16,737)	(16,712)	(25)	0.1%
Real estate impairment											(1,886)	(5,000)	3,114	(62.3)%
Gain on sale of real estate											2,495	—	2,495	—
Interest expense											(38,647)	(35,634)	(3,013)	8.5%
Other income											—	209	(209)	(100.0)%
Loss on extinguishment of debt											(1,178)	—	(1,178)	—
Income tax benefit											—	107	(107)	(100.0)%
Net income											19,942	17,275	2,667	15.4%
Less: Net loss attributable to noncontrolling interests											—	56	(56)	(100.0)%
Net income attributable to the controlling interests											$19,942	$17,331	$2,611	15.1%

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
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

Real estate rental revenue for same-store properties for the nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Minimum base rent	$184,567	$179,706	$4,861	2.7%
Recoveries from tenants	21,244	20,464	780	3.8%
Provisions for doubtful accounts	(1,117)	(1,014)	(103)	(10.2)%
Lease termination fees	994	1,726	(732)	(42.4)%
Parking and other tenant charges	8,746	7,854	892	11.4%
Total same-store real estate rental revenue	$214,434	$208,736	$5,698	2.7%

•
Minimum base rent: Increase primarily due to higher rental income ($4.7 million) from new leases at Army Navy Building, Silverline Center, 1776 G Street, 1901 Pennsylvania Avenue and Gateway Overlook, partially offset by lease expirations at Quantico Corporate Center.

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($0.5 million) and real estate taxes ($0.2 million).

•	Provisions for doubtful accounts: Increase primarily due to higher provisions in the office segment ($0.3 million), partially offset by lower provisions in the retail segment ($0.2 million).

•	Lease termination fees: Decrease primarily due to lower fees in the office ($0.6 million) and retail ($0.1 million) segments.

•	Parking and other tenant charges: Increase primarily due to higher parking ($0.1 million) and tenant fee ($0.1 million) income. Remainder of variance is comprised of various immaterial items.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Office	$95,703	$92,630	$3,073	3.3%
Multifamily	71,168	69,285	1,883	2.7%
Retail	47,563	46,821	742	1.6%
Total same-store real estate rental revenue	$214,434	$208,736	$5,698	2.7%

•
Office: Increase primarily due to higher rental income ($3.1 million) due to new leases at Army Navy Building, Silverline Center, 1776 G Street, 1901 Pennsylvania Avenue and 1140 Connecticut Avenue, partially offset by lease expirations at Quantico Corporate Center.

•	Multifamily: Increase primarily due to higher rental income ($1.6 million) due to rental rates increase and higher reimbursements ($0.2 million).

•	Retail: Increase primarily due to higher reimbursements ($0.4 million) and lower provisions for bad debt ($0.3 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($16.5 million) in the 2018 Period and Watergate 600 ($4.3 million) in the 2017 Period.

Real estate rental revenue from held for sale and sold properties decreased due to the sale of Braddock Metro Center ($8.6 million) during the first quarter of 2018, 2445 M Street ($5.1 million) during the second quarter of 2018 and Walker House Apartments ($2.6 million) during the fourth quarter of 2017.

During the 2018 Period, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	200	$45.85	8.8%	$49.08	4.7	57.5%
Retail	278	16.28	5.8%	6.16	0.4	95.3%
Total	478	28.66	7.8%	24.12	3.3	80.7%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2018 Period and 2017 Period were 34.6% and 35.4%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Office	$36,017	$35,321	$696	2.0%
Multifamily	27,991	27,360	631	2.3%
Retail	11,932	11,147	785	7.0%
Total same-store real estate expenses	$75,940	$73,828	$2,112	2.9%

•	Office: Increase primarily due to higher utilities ($0.3 million), custodial ($0.2 million) and bad debt ($0.1 million) expenses.

•	Multifamily: Increase primarily due to higher administrative ($0.4 million) and utilities ($0.2 million) expenses.

•	Retail: Increase primarily due to higher real estate tax ($0.2 million), repairs and maintenance ($0.2 million), bad debt ($0.1 million) and snow removal ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($10.3 million) and Watergate 600 ($4.2 million) and due to higher depreciation and amortization at same-store properties ($0.1 million), partially offset by dispositions of 2445 M Street ($3.9 million), Braddock Metro Center ($3.6 million) and Walker House Apartments ($0.3 million).

Real estate impairment: During the first quarter of 2018, 2445 M Street met the criteria for classification as held for sale. We consequently recorded an impairment charge of $1.9 million during that quarter in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs (see note 3 to the consolidated financial statements). An impairment charge recorded in the 2017 Period reduced the carrying value of Braddock Metro Center to its estimated fair value.

Gain on sale of real estate: Gain during the 2018 Period is due to completion of the sale of 2445 M Street. An amendment to the purchase and sale agreement executed during the second quarter of 2018 increased the contract sales price to $101.6 million.

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

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$29,623	$28,042	$1,581	5.6%
Mortgage notes payable	3,253	3,651	(398)	(10.9)%
Line of credit	7,216	4,617	2,599	56.3%
Capitalized interest	(1,445)	(676)	(769)	113.8%
Total	$38,647	$35,634	$3,013	8.5%

•	Notes payable: Increase primarily due to executing the $250.0 million term loan in March 2018, which increased and replaced the $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by the Kenmore Apartments in 2018 Period and Army Navy Building in 2017 Period.

•
Line of credit: Increase primarily due to weighted average borrowings of $245.2 million and a weighted average interest rate of 2.8% during the 2018 Period, as compared to $182.2 million and 2.1%, respectively, during the 2017 Period. The higher weighted average borrowings are primarily due to using borrowings on the line of credit to partially fund the acquisition of Arlington Tower.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington, and the commencement of the capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments.

New Lease Accounting Standard: In February 2016, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends existing lease accounting standards for both lessees and lessors (see note 2 to the consolidated financial statements). The new standard is effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. Washington REIT will adopt the new standard for the fiscal year beginning on January 1, 2019. Under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while current accounting standards allow for the capitalization of indirect leasing costs. While we are still evaluating the impact ASU 2016-02 may have on our consolidated financial statements, our preliminary estimate is that had we implemented the new standard at the beginning of 2018, our annual earnings would have been reduced by $1.0 - $1.5 million related to indirect leasing costs that will no longer qualify for capitalization under the new standard.

Liquidity and Capital Resources

Capital Requirements

As of the end of the third quarter of 2018, we summarize our full-year 2018 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•	$31.7 million to repay or refinance a mortgage note that was prepaid without penalty in 2018;

•	Approximately $80 - $85 million to invest in our existing portfolio of operating assets, including approximately $30 - $35 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $40 - $45 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2018, offset by proceeds from potential property dispositions.

Debt Financing

Our total debt at September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018	December 31, 2017
Mortgage notes payable	$57,971	$91,914
Line of credit	183,000	166,000
Notes payable	1,000,000	900,000
	1,240,971	1,157,914
Premiums and discounts, net	1,447	1,805
Debt issuance costs, net	(3,747)	(4,220)
Total	$1,238,671	$1,155,499

Mortgage Notes Payable

At September 30, 2018, our mortgage notes payable bore an effective weighted average fair value interest rate of 4.0% and had an estimated weighted average maturity of 3.8 years. We may either initiate secured mortgage debt or assume mortgage debt from time-to-time in conjunction with property acquisitions.

Our mortgage notes contain covenants with which we must comply. Failure to comply with any of the covenants under our mortgage notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2018, we were in compliance with our mortgage notes covenants.

Line of Credit and Term Loan

Our primary source of liquidity is our Revolving Credit Facility. During the first quarter of 2018, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million Revolving Credit Facility, the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options, and expands our prior $600.0 million unsecured revolving credit facility that was set to expire in June 2019. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the extent lenders agree to provide additional revolving loan commitments or term loans. The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of September 30, 2018, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00% and the facility fee is 0.20%. We had $183.0 million in borrowings outstanding as of September 30, 2018.

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

The Revolving Credit Facility contains financial and other covenants with which we must comply. Failure to comply with any of the covenants under the Revolving Credit Facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on the Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the loan covenants. As of September 30, 2018, we were in compliance with our loan covenants.

Notes Payable

We generally issue unsecured notes to fund our real estate assets long-term. In issuing future unsecured notes, we intend to ladder the maturities of our debt to mitigate exposure to interest rate risk in future years.

Our unsecured notes contain covenants with which we must comply. Failure to comply with any of the covenants under our unsecured notes could result in a default under one or more of our debt instruments. This could cause our debt holders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition and liquidity. As of September 30, 2018, we were in compliance with our unsecured notes covenants. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by our unsecured note covenants.

From time to time, we may seek to repurchase and cancel our outstanding notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 79.8 million shares were outstanding at September 30, 2018.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. The Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. During the 2018 Period, we did not issue common shares under the previous equity distribution agreements. During the 2018 Quarter and 2018 Period, we issued 1.2 million common shares under the Equity Distribution Agreements at an average price of $31.18 per share, raising $35.5 million in net proceeds.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued approximately 18,000 common shares under this program at a weighted average price of $30.68 per share, raising $0.6 million in net proceeds. During the 2018 Period, we issued approximately 74,000 common shares under this program at a weighted average price of $29.29 per share, raising $1.8 million in net proceeds.

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2018, no preferred shares had been issued.

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

Our dividend and distribution payments for the nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Common dividends	$24,057	$23,493	$564	2.4%	$95,059	$91,666	$3,393	3.7%
Distributions to noncontrolling interests	4	8	(4)	(50.0)%	11	67	(56)	(83.6)%
	$24,061	$23,501	$560	2.4%	$95,070	$91,733	$3,337	3.6%

Dividends paid during the 2018 Quarter and Period increased primarily due to the issuance of 3.6 million common shares during 2017 and 1.2 million common shares during 2018.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Net cash provided by operating activities	$100,874	$93,968	$6,906	7.3%
Net cash provided by (used in) investing activities	8,798	(189,076)	197,874	104.7%
Net cash (used in) provided by financing activities	(116,133)	90,254	(206,387)	228.7%

Cash provided by operating activities increased primarily due to the acquisitions of Arlington Tower and Watergate 600, partially offset by higher interest payments and the sales of 2445 M Street, Braddock Metro Center and Walker House Apartments.

Cash provided by investing activities increased primarily due to the proceeds from the sales of Braddock Metro Center and 2445 M Street during the 2018 Period and the acquisition of Watergate 600 during the 2017 Period, partially offset by the acquisition of Arlington Tower and higher development/redevelopment spending during the 2018 Period.

Cash used in financing activities increased primarily due to lower proceeds from equity issuances, lower net borrowings on the Revolving Credit Facility, the repayment of the 2016 Term Loan and the repayments of a mortgage note secured by Kenmore Apartments and a mortgage note at Arlington Tower’s settlement during the 2018 Period, partially offset by proceeds from the 2018 Term Loan during the 2018 Period and the repayment of the mortgage note secured by Army Navy Building during the 2017 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2018 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,893	$2,813	$19,942	$17,275
Adjustments:
Depreciation and amortization	30,272	27,941	90,119	83,271
Real estate impairment	—	5,000	1,886	5,000
Net gain on sale of depreciable real estate	—	—	(2,495)	—
NAREIT FFO	$36,165	$35,754	$109,452	$105,546

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on September 30, 2018 (in thousands).

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal	$—	$—	$250,000	$150,000	$300,000	$300,000	$1,000,000	$1,014,067
Interest payments	$14,926	$39,102	$39,102	$23,665	$22,644	$24,119	$163,558
Interest rate on debt maturities	—%	—%	5.1%	2.7%	4.0%	3.6%	4.0%
Unsecured variable rate debt (2)
Principal	$—	$—	$—	$—	$—	$183,000	$183,000	$183,000
Variable interest rate on debt maturities	—%	—%	—%	—%	—%	3.2%	3.2%
Mortgages
Principal amortization (3) (30 year schedule)	$601	$2,500	$2,659	$2,829	$46,984	$2,398	$57,971	$60,482
Interest payments	$825	$3,206	$3,046	$2,876	$649	$78	$10,680
Weighted average interest rate on principal amortization	4.7%	4.7%	4.7%	4.7%	3.8%	4.9%	4.0%
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
(2) Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.
(3) Excludes net premiums of $2.7 million and net unamortized debt issuance costs of $0.2 million at September 30, 2018.

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021. On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023. On March 29, 2018, we executed the 2018 Term Loan with a floating interest rate that matures on July 21, 2023. The 2018 Term Loan increases and replaces the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the interest rate on the 2016 Term Loan now effectively fix a $150.0 million portion of the 2018 Term Loan at 2.31%. Also on March 29, 2018, we entered into four interest swap arrangements with a total notional amount of $100.0 million to swap the floating interest rate under the remaining $100.0 million portion of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2018 and December 31, 2017 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2018	December 31, 2017
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$2,206	$1,006
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	2,186	981
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	7,650	4,943
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	3,834	2,489
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	324	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	326	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	327	—
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	328	—
$400,000					$17,181	$9,419

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2018 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1 - July 31, 2018	—	$—	N/A	N/A
August 1 - August 31, 2018	—	—	N/A	N/A
September 1 - September 30, 2018	34	31.56	N/A	N/A
Total	34	31.56	N/A	N/A

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
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: October 29, 2018