Form 10-K
period 2018-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2019-02-19
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of June 29, 2018, the aggregate market value of such shares held by non-affiliates of the registrant was $2,365,862,442 (based on the closing price of the stock on June 29, 2018).
As of February 14, 2019, 79,934,363 common shares were outstanding.
___________________________________________________
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2018 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

Washington REIT Overview

Washington Real Estate Investment Trust (“Washington REIT”) is a self-administered equity real estate investment trust (“REIT”), successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real property in the greater Washington metro region. We own a diversified portfolio of office buildings, multifamily buildings and retail centers.

Our current strategy is to generate returns and maximize shareholder value through proactive asset management and prudent capital allocation decisions. Consistent with this strategy, we invest in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties where we believe we will be able to improve the operating results and increase the value of the property. We focus on properties inside the Washington metro region’s Beltway, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding development and acquisitions with a combination of cash, equity, debt and proceeds from property sales.

While we have historically focused most of our investments in the greater Washington metro region, in order to maximize acquisition opportunities we also may consider opportunities to replicate our strategy in other geographic markets which meet the criteria described above.

All of our officers and employees live and work in or near the greater Washington metro region.

Our Regional Economy and Real Estate Markets

The Washington metro region experienced strong job growth during 2018 with approximately 60,700 net job additions, according to Delta Associates / Transwestern Commercial Services (“Delta”), a national full service real estate firm that provides market research and evaluation services for commercial property. This job growth is higher than the region's 20-year annual average of 43,300 new jobs, with growth in the private sector partially offset by net job losses of 5,400 within the Federal government. Current estimates by Delta indicate that the region's unemployment rate was 3.2% as of October 2018, a decrease from the prior year and lower than the national average of 3.5%. Delta expects the job growth in the Washington metro region to continue in 2019 due to strong consumer spending and higher corporate profits in the private sector, partially offset by public sector uncertainty. Certain market statistics and information from several third party providers for the Washington metro region are set forth below:

Office

	2018	2017
Average asking rent per square foot	$42.07	$42.14
Total vacancy rate at year end	16.4%	17.0%
Net absorption (in millions of square feet) (1)	2.0	(0.1)
Office space under construction at year end (in millions of square feet)	11.1	11.8
Source: Jones Lang LaSalle ("JLL"), a commercial real estate services firm
(1) Net absorption is defined as the change in occupied, standing inventory from one year to the next.

According to JLL, the decrease in average asking rents in the Washington metro region was primarily due to new supply outpacing demand. The 2018 total vacancy rate is lower than the prior year, though above the national average of 14.9%. JLL projects downward pressure on occupancy and effective rents in 2019 due to the continuing addition of new space into the region.

Multifamily

	2018	2017
Increase in net effective rents (Class A and B)	2.5%	0.7%
Increase (decrease) in net effective rents (Class A)	2.4%	(0.3)%
Increase in net effective rents (Class B)	2.6%	1.1%
Stabilized vacancy rate (Class A and B)	4.5%	5.0%
Stabilized vacancy rate (Class A)	4.6%	5.3%
Stabilized vacancy rate (Class B)	4.4%	4.9%
New apartment deliveries (# of units)	11,401	13,618
Source: RealPage Investment Analytics, a commercial real estate management software company that provides market research

According to RealPage Investment Analytics, the multifamily real estate market's low vacancy rate reflects the region's strong demand, though the large deliveries of new supply has kept rental rate growth below the national average. New apartment deliveries are projected to increase to approximately 17,500 units in 2019, which is expected to negatively impact occupancy and suppress rental rate growth, particularly for Class A properties.

Retail

	2018	2017
Increase in rental rates at neighborhood centers	5.6%	3.0%
Vacancy at neighborhood centers at year-end	5.5%	5.6%
Net absorption (in millions of square feet)	0.3	(0.3)
Source: CoStar, a provider of real estate market research and analytics

The retail real estate market in the Washington metro region was steady in 2018, with higher rental rates, lower vacancy and positive absorption. CoStar projects strong demand for retail space in the region to continue in 2019 due to increasing average household income in the Washington metro region.

Our Portfolio

As of December 31, 2018, we owned a diversified portfolio of 48 properties, totaling approximately 6.1 million square feet of commercial space and 4,268 residential units, and land held for development. These 48 properties consist of 19 office properties, 13 multifamily properties and 16 retail centers. The percentage of total real estate rental revenue by segment for the years ended December 31, 2018, 2017 and 2016, and the percent leased as of December 31, 2018, were as follows:

Percent Leased at December 31, 2018(1)		% of Total Real Estate Rental Revenue
		2018	2017	2016
94%	Office	53%	52%	53%
97%	Multifamily	28%	29%	27%
93%	Retail	19%	19%	20%
		100%	100%	100%

(1)
Calculated as the percentage of physical net rentable area leased, except for multifamily, which is calculated as the percentage of units leased. The net rentable area leased for office and retail properties includes temporary lease agreements.

On a combined basis, our commercial portfolio (i.e., our office and retail properties) was 93%, 95% and 93% leased at December 31, 2018, 2017 and 2016, respectively.

Total real estate rental revenue for each of the three years ended December 31, 2018 was $336.9 million, $325.1 million and $313.3 million, respectively. During the three years ended December 31, 2018, we acquired two office properties and one multifamily property (including a parcel for development) and substantially completed major construction activities at one office and one retail redevelopment project. During that same period, we sold eight office properties, one multifamily property and interests in land held for development. See note 14 to the consolidated financial statements for further discussion of our operating results by segment.

The commercial lease expirations for the next ten years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
Office:
2019	77	486,722	$19,784	12%
2020	56	457,135	21,727	13%
2021	52	276,533	11,296	7%
2022	44	444,473	20,768	12%
2023	50	320,676	15,857	9%
2024	51	288,664	15,317	9%
2025	32	218,355	11,216	7%
2026	27	397,695	16,652	10%
2027	27	299,739	18,960	11%
2028	14	138,489	8,564	5%
Thereafter	13	131,228	9,157	5%
Total	443	3,459,709	$169,298	100%

Retail:
2019	30	99,455	$2,975	5%
2020	38	379,653	6,767	12%
2021	27	233,161	4,301	8%
2022	47	303,629	8,365	15%
2023	48	405,193	8,636	16%
2024	34	263,086	6,933	13%
2025	21	130,389	3,461	6%
2026	17	136,245	4,877	9%
2027	14	95,879	3,398	6%
2028	8	28,910	2,035	4%
Thereafter	11	39,340	3,169	6%
Total	295	2,114,940	$54,917	100%

Approximately one quarter of the leases in the office segment (as measured by gross annual rents) are scheduled to expire over the next two years. Arlington Tower and Watergate 600 account for a significant portion of these office lease expirations. We were aware of these expirations at the time of acquisition and are engaged in ongoing efforts to address these expirations.

According to Delta, the professional/business services and government sectors constituted over 40% of payroll jobs in the Washington metro area at the end of 2018. Due to our geographic concentration in the Washington metro area, a significant number of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact amount will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors.

No single tenant accounted for more than 5% of real estate rental revenue in 2018, 2017 or 2016. All federal government tenants in the aggregate accounted for less than 1% of our real estate rental revenue in 2018.

Our ten largest tenants, in terms of real estate rental revenue for 2018, are as follows:

1.	World Bank
2.	Booz Allen Hamilton, Inc.
3.	Atlantic Media, Inc.
4.	Capital One
5.	Blank Rome LLP
6.	Morgan Stanley Smith Barney Financing
7.	Epstein, Becker & Green, P.C.
8.	FBR Capital Markets & Company
9.	Hughes Hubbard & Reed LLP
10.	Ankura Consulting Group, LLC

We enter into arrangements from time to time by which various service providers conduct day-to-day property management and/or leasing activities at our properties. Bozzuto Management Company ("Bozzuto") has been conducting property management and leasing services at our multifamily properties since 2014. Bozzuto provides such services under individual property management agreements for each property, each of which is separately terminable by us or Bozzuto. Although they vary by property, on average, the fees charged by Bozzuto under each agreement are approximately 3% of revenues at each property.

We expect to continue investing in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties where we believe we will be able to improve the operating results and increase the value of the property. Our properties typically compete for tenants with other properties on the basis of location, quality and rental rates.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2018 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the property groups is contained in Item 2, Properties, and Note 14 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 14, 2019, we had 149 employees including 70 persons engaged in property management functions and 79 persons engaged in corporate, financial, leasing, asset management and other functions.

REIT Tax Status

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are among other things required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains), to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all of the taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

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

The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with Securities and Exchange Commission.

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

All of the properties in our portfolio are located in the Washington metro region and such concentration may expose us to a greater amount of market dependent risk than if we were geographically diverse. General economic conditions and local real estate conditions in the Washington metro region are dependent upon various industries that are predominant in our area (such as government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of our region. Additionally, we are susceptible to adverse developments in the Washington D.C. regulatory environment, such as increases in real estate and other taxes, the costs of complying with governmental regulations or increased regulations and actual or threatened reductions in federal government spending and/or changes to the timing of government spending, as has occurred during recent federal government shutdowns. In the event of negative economic and/or regulatory changes in our region, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.

We face potential difficulties or delays renewing leases or re-leasing space which could impact our financial condition and ability to make distributions.

Difficulties or delays renewing leases or releasing space could impact our financial condition and ability to make distributions. We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may not be able to re-lease the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvement allowances or concessions, may be less favorable than current lease terms. If the rental rates of our properties decrease, our existing tenants do not renew their leases (refer to the list of our ten largest tenants as of December 31, 2018 on page 7) or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

As of December 31, 2018, the percentage of leased square footage of our commercial properties will expire as set forth in the lease expiration tables on page 6. Multifamily properties are leased under operating leases with terms of generally one year or less. For each the three years ended December 31, 2018, 2017 and 2016, the multifamily tenant retention rate was 55%, 59% and 63%, respectively.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so which could negatively impact our profitability.

Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer property sales that otherwise would be in our best interest. Due to these factors, we may be unable to sell a property at an advantageous time which could negatively impact our profitability.

We may not be able to control our operating expenses or our operating expenses may remain constant or increase, even if our revenues do not increase, causing our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders to be adversely affected.

Operating expenses associated with owning a property include real estate taxes, insurance, loan payments, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. If our operating expenses increase, our results of operations may be adversely affected. Moreover, operating expenses are not necessarily reduced when circumstances such as market factors, competition or reduced occupancy cause a reduction in revenues from the property. As a result, if revenues decline, we may not be able to reduce our operating expenses associated with the property. If we are unable to control or adjust our operating expenses accordingly, our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders may be adversely affected.

We may be adversely affected by any significant reductions in federal government spending or actual or threatened changes to the timing of federal government spending, which could have an adverse effect on our financial condition and results of operations.

As a REIT focused on the Washington metro region, a significant portion of our properties is occupied by tenants that directly or indirectly serve the U. S. Government as federal contractors or otherwise. A significant reduction in federal government spending, particularly a sudden decrease due to a sequestration process, such as occurred in recent years, or due to extended uncertainty in the political climate in a way that affects the federal appropriations process by decreasing, delaying or making uncertain the results, stability and timing of federal appropriations, could adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. Further, economic conditions in the Washington metro region are significantly dependent upon the level of federal government spending in the region as a whole. In the event of an actual or anticipated significant reduction in federal government spending or change in the timing of federal government spending, there could be negative economic changes in our region, which could adversely impact the ability of our tenants to meet their financial obligations under our leases or the likelihood of their lease renewals. As a result, if such a reduction in federal government spending or actual or threatened change to the timing of federal government spending were to occur or be anticipated for an extended period, we could experience an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

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

We face risks associated with property acquisitions.

We may acquire properties which would increase our size and could alter our capital structure. Our acquisition activities and results may be exposed to the following risks:

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

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2019. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

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

Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects. Any such uninsured loss would adversely affect our cash flows.

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

Such laws may impose fines and penalties on building owners, operators or employers who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury or property damage associated with exposure to asbestos fibers.

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

We face cybersecurity risks and risks associated with security breaches which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We face cybersecurity risks and risks associated with security breaches or disruptions, such as through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, due to the size of our company, we rely on third-party service providers in our conduct of day-to-day property management, leasing and other activities at our properties and we can provide no assurance that the networks and systems that our third-party vendors have established or used will be effective.

In the normal course of business, we and our service providers (including service providers engaged in providing property management, leasing, accounting and/or payroll services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.

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

A decline in the fair market value of our assets may require us to recognize an other-than-temporary impairment against such assets under Generally Accepted Accounting Principles ("GAAP") if we were to determine that we do not have the ability and intent to hold any assets in unrealized loss positions to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. In such event, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale, which may adversely affect our financial condition, liquidity and results of operations. In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in joint ventures. An impairment loss is recognized if the carrying amount of the asset is not recoverable over its expected holding period and exceeds its fair value. There can be no assurance that we will not take charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our financial condition, liquidity or results of operations.

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

On February 14, 2019, our total consolidated debt was approximately $1.3 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $25.94 per share of our common shares on February 14, 2019, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 38% as of February 14, 2019.

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

Failure to effectively hedge against interest rate changes may adversely affect our financial condition, results of operations, cash flow, per share market price of our common shares and ability to make distributions to our shareholders and the future of the reference rate used in our existing hedging arrangements is uncertain, which could hinder our ability to maintain effective hedges.

We enter into hedging transactions to protect ourselves from the effects of interest rate fluctuations on variable rate debt. Our hedging transactions include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities.

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

Our existing hedging arrangements currently use as a reference rate the London Interbank Overnight Rate (“LIBOR”), as calculated for U.S. dollar ("USD-LIBOR"), but there can be no assurance that our hedging arrangements will continue to use LIBOR as a reference rate or that LIBOR will continue to be viable and appropriate as a reference rate. In July 2017, due to a decline in the quantity of loans used to calculate LIBOR, the United Kingdom regulator that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, making it clear that the continuation of LIBOR after 2021 cannot be assured. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, including for purposes of hedging arrangements such as those we currently have in place. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing hedging and other arrangements. Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. We can provide no assurance regarding the future of LIBOR, whether our current hedging arrangements will continue to use USD-LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Confusion as to the relevant benchmark reference rate for our hedging instruments could hinder our ability to establish effective hedges.

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

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

The stock ownership limits imposed by the Code for REITs and imposed by our charter may restrict our business combination opportunities that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% of the value of the outstanding shares of all classes and series ("equity shares") may be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter authorizes our board of trustees to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Our charter provides that no person (other than an excepted holder, as defined in our charter) may actually or constructively own more than 9.8% of the aggregate of our outstanding common shares by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the equity shares by value.

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

Risks Related to our Status as a REIT

The loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common shares.

We believe that we qualify as a REIT and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code which include:

•	maintaining ownership of specified minimum levels of real estate-related assets;

•	generating specified minimum levels of real estate-related income;

•	maintaining certain diversity of ownership requirements with respect to our shares; and

•	distributing at least 90% of our "REIT taxable income" (determined before the deduction for dividends paid and excluding net capital gains) on an annual basis.

The distribution requirement noted above could adversely affect our ability to use earnings for improvements or acquisitions because funds distributed to shareholders will not be available for capital improvements to existing properties or for acquiring additional properties.

Only limited judicial and administrative interpretations of the REIT rules exist. In addition, qualification as a REIT involves the determination of various factual matters and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. For example, the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017 and which generally took effect for taxable years beginning on or after January 1, 2018, made fundamental changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders.

If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:

•
we would be subject to U.S. federal income tax at the regular corporate rate (currently 21%), without any deduction for dividends paid to shareholders in computing our taxable income, and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans (the "75% asset test"). The remainder of our investment in securities (other than government securities, securities treated as real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities treated as real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. We can treat debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, as "real estate assets" for purposes of the 75% test (and, thus, not subject to the 10% and 5% asset tests), but the total value of such debt instruments cannot exceed 25% of the value of our total assets. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For example, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio (or to contribute to a TRS) otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our ability to make, or, in certain cases, maintain ownership of, certain attractive investments.

The requirements necessary to maintain our REIT status limit our ability to earn fee income at the REIT level, which causes us to conduct certain fee-generating activities through TRSs.

The REIT provisions of the Code limit our ability to earn fee income from joint ventures and third parties. Our aggregate gross income from fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, our ability to increase the amount of fee income we earn at the REIT level is limited and, therefore, we conduct certain fee-generating activities through a TRS. Any fee income we earn through TRSs is subject to U.S. federal, state, and local income tax at the regular corporate rates (currently 21% for federal), which reduces our cash available for distribution to shareholders.

Our ability to own stock and securities of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on the parent REIT with respect to certain transactions involving a TRS that are not conducted on an arm's-length basis.

Our TRSs will pay U.S. federal, state and local income tax on its taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs is less than 20% of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We scrutinize all of our transactions involving our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, income that we generate from transactions we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or manage the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any current tax benefit, except to the extent that they may be carried back to prior years or forward to future years and offset against taxable income in the TRSs, provided, however, losses in TRSs arising in taxable years beginning after December 31, 2017, may only be carried forward and may only be deducted against 80% of future taxable income in the TRSs.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT C corporations to U.S. shareholders that are individuals, trusts or estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the maximum 20% reduced rate and are taxed at applicable ordinary income tax rates, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gain dividends.” Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. shareholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT C corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% federal income tax rate applicable to non-REIT C corporations is 36.8% (exclusive of the 3.8% net investment income tax)). Although the reduced rates applicable to dividend income from non-REIT C corporations do not adversely affect the taxation of REITs or dividends payable by REITs, these reduced rates could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT C corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

Gains from sales of properties are potentially subject to the "prohibited transactions" tax or corporate-level income tax and could require us to make additional distributions to our shareholders that would reduce our capital available for investment in other properties or require us to obtain additional funds to pay such taxes or make such distributions.

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

In order to qualify as a REIT, we generally must distribute to our shareholders, on an annual basis, at least 90% of our "REIT taxable income," determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at the regular corporate rate (currently 21%) to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to distribute our net income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

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

Our charter provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income, will be subject to U.S. federal, state and local income tax at the regular corporate rates (currently 21% for federal), and generally would no longer be required to distribute any of our net taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

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

Section 162(m) of the Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s “covered employees.” Prior to the enactment of the TCJA, a publicly held corporation’s covered employees included its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer), and certain “performance-based compensation” was excluded from the $1 million cap. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes included, among others, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-based compensation exception to the $1 million cap, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date.

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

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2018, which consisted of 48 properties and land held for development.

As of December 31, 2018, the percent leased is (i) for commercial properties, the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant, and (ii) for multifamily properties, the percentage of units leased. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2018 (1)	Ending Occupancy, as of December 31, 2018 (1)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	1977	1960	101,000	95.0%	95.0%
515 King Street	Alexandria, VA	1992	1966	74,000	95.7%	95.7%
1220 19th Street	Washington, DC	1995	1976	102,000	99.1%	98.0%
1600 Wilson Boulevard	Arlington, VA	1997	1973	170,000	91.7%	88.9%
Silverline Center	Tysons, VA	1997	1972/2015	547,000	98.5%	96.6%
Courthouse Square	Alexandria, VA	2000	1979	119,000	91.9%	91.9%
1776 G Street	Washington, DC	2003	1979	262,000	100.0%	100.0%
Monument II	Herndon, VA	2007	2000	209,000	92.0%	88.5%
2000 M Street (2)	Washington, DC	2007	1971	232,000	86.2%	86.2%
925 Corporate Drive	Stafford, VA	2010	2007	135,000	77.8%	77.8%
1000 Corporate Drive	Stafford, VA	2010	2009	137,000	51.2%	51.2%
1140 Connecticut Avenue	Washington, DC	2011	1966	183,000	95.5%	90.0%
1227 25th Street	Washington, DC	2011	1988	134,000	100.0%	100.0%
John Marshall II	Tysons, VA	2011	1996/2010	223,000	100.0%	100.0%
Fairgate at Ballston	Arlington, VA	2012	1988	144,000	88.5%	86.9%
Army Navy Building	Washington, DC	2014	1912/1987/2017	108,000	100.0%	94.3%
1775 Eye Street, NW	Washington, DC	2014	1964	186,000	100.0%	100.0%
Watergate 600	Washington, DC	2017	1972/1997	278,000	96.7%	96.7%
Arlington Tower	Arlington, VA	2018	1980/2014	391,000	95.3%	94.0%
Subtotal				3,735,000	93.6%	92.3%

(1)
Percent leased and ending occupancy calculations are based on square feet that includes temporary lease agreements for office buildings and retail centers and the percent leased and ending occupancy calculations are based on units for multifamily buildings.

(2)	This property is subject to a ground lease which expires on October 6, 2070.

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet	Percent Leased, as of December 31, 2018 (3)	Ending Occupancy, as of December 31, 2018 (3)
Retail Centers
Takoma Park	Takoma Park, MD	1963	1962		51,000	100.0%	100.0%
Westminster	Westminster, MD	1972	1969		150,000	95.0%	95.0%
Concord Centre	Springfield, VA	1973	1960		75,000	70.6%	70.6%
Wheaton Park	Wheaton, MD	1977	1967		74,000	95.6%	92.3%
Bradlee Shopping Center	Alexandria, VA	1984	1955		171,000	100.0%	97.0%
Chevy Chase Metro Plaza	Washington, DC	1985	1975		49,000	88.5%	88.5%
Shoppes of Foxchase	Alexandria, VA	1994	1960/2006		134,000	100.0%	100.0%
Frederick County Square	Frederick, MD	1995	1973		227,000	92.9%	92.9%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959		46,000	100.0%	100.0%
Centre at Hagerstown	Hagerstown, MD	2002	2000		333,000	86.5%	86.5%
Frederick Crossing	Frederick, MD	2005	1999/2003		295,000	90.8%	89.2%
Randolph Shopping Center	Rockville, MD	2006	1972		82,000	81.8%	81.8%
Montrose Shopping Center	Rockville, MD	2006	1970		147,000	95.7%	95.7%
Gateway Overlook	Columbia, MD	2010	2007		220,000	97.6%	97.6%
Olney Village Center (4)	Olney, MD	2011	1979/2003		199,000	96.3%	94.2%
Spring Valley Village	Washington, DC	2014	1941/1950/2018		85,000	85.2%	85.2%
Subtotal					2,338,000	92.6%	91.9%

Multifamily Buildings
3801 Connecticut Avenue	Washington, DC	1963	1951	307	178,000	95.8%	93.2%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	96.9%	92.7%
Park Adams	Arlington, VA	1969	1959	200	173,000	97.0%	95.5%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	97.3%	95.7%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	95.4%	93.8%
Bennett Park	Arlington, VA	2001	2007	224	215,000	98.2%	97.3%
Clayborne	Alexandria, VA	2003	2008	74	60,000	97.3%	95.9%
Kenmore Apartments	Washington, DC	2008	1948	374	268,000	92.2%	91.2%
The Paramount	Arlington, VA	2013	1984	135	141,000	96.3%	93.3%
Yale West (4)	Washington, DC	2014	2011	216	173,000	97.7%	96.3%
The Maxwell	Arlington, VA	2011	2014	163	116,000	98.8%	95.7%
The Wellington	Arlington, VA	2015	1960	711	600,000	96.3%	95.6%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	1,001,000	97.0%	95.4%
Subtotal				4,268	3,594,000	96.5%	94.8%
TOTAL					9,667,000

(3)
Percent leased and ending occupancy calculations are based on square feet that includes temporary lease agreements for office buildings and retail centers and the leased percentage and ending occupancy calculations are based on units for multifamily buildings.

(4)
At December 31, 2018, our properties were encumbered by non-recourse mortgage amounts as follows: $11.2 million on Olney Village Center and $46.2 million on Yale West. Mortgage amounts exclude premiums and debt loan costs.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol WRE. As of February 14, 2019, there are 3,587 shareholders of record.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of shares of our common stock for the three months ended December 31, 2018 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2018	—	$—	N/A	N/A
November 1 - November 30, 2018	57	28.93	N/A	N/A
December 1 - December 31, 2018	34,397	23.00	N/A	N/A
Total	34,454	23.01	N/A	N/A
(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

Performance Graph:

The following line graph sets forth, for the period from December 31, 2013, through December 31, 2018, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2013, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, or incorporated by reference into any filing by us under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth our selected financial data on a historical basis. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Real estate rental revenue	$336,890	$325,078	$313,264	$306,427	$288,637
Income from continuing operations	$25,630	$19,612	$119,288	$89,187	$5,070
Discontinued operations:
Income from operations of properties sold or held for sale	$—	$—	$—	$—	$546
Gain on sale of real estate	$—	$—	$—	$—	$105,985
Net income	$25,630	$19,612	$119,288	$89,187	$111,601
Net income attributable to the controlling interests	$25,630	$19,668	$119,339	$89,740	$111,639
Income from continuing operations attributable to the controlling interests per share – diluted	$0.32	$0.25	$1.65	$1.31	$0.08
Net income attributable to the controlling interests per share – diluted	$0.32	$0.25	$1.65	$1.31	$1.67
Total assets	$2,417,104	$2,359,426	$2,253,619	$2,191,168	$2,108,317
Line of credit	$188,000	$166,000	$120,000	$105,000	$50,000
Mortgage notes payable, net	$59,792	$95,141	$148,540	$418,052	$417,194
Notes payable, net	$995,397	$894,358	$843,084	$743,181	$743,149
Shareholders’ equity	$1,068,127	$1,094,971	$1,050,946	$835,649	$819,555
Cash dividends declared	$95,502	$92,834	$87,570	$82,003	$80,277
Cash dividends declared per share	$1.20	$1.20	$1.20	$1.20	$1.20

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
Results of Operations. Discussion of our financial results comparing 2018 to 2017 and comparing 2017 to 2016.

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

Overview

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	Change	% Change
Net income attributable to the controlling interests	$25,630	$19,668	$5,962	30.3%
NOI (1)	$220,660	$209,428	$11,232	5.4%
NAREIT FFO (2)	$146,249	$140,982	$5,267	3.7%
(1) See pages 33 and 37 of the MD&A for reconciliations of NOI to net income.
(2) See page 48 of the MD&A for reconciliations of NAREIT FFO to net income.

The increase in net income attributable to the controlling interests is primarily due to lower real estate impairment charges ($31.3 million) and higher NOI ($11.2 million), partially offset by lower gains on sale of real estate ($22.4 million), higher depreciation and amortization expense ($9.2 million) and higher interest expense ($3.6 million) in 2018.

The higher NOI is primarily due to income associated with acquisitions ($20.0 million) and higher same-store NOI ($5.6 million), partially offset by loss of income from properties sold during 2017 and 2018 ($14.4 million). The higher same-store NOI is explained in further detail beginning on page 33 (Results of Operations - 2018 Compared to 2017).

The increase in NAREIT FFO primarily reflects higher NOI ($11.2 million), partially offset by higher interest expense ($3.6 million) and the loss on extinguishment of debt ($1.2 million).

Investment Activity

Significant investment transactions during 2018 included the following:

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

•
The disposition of 2445 M Street, a 292,000 net rentable square foot office property in Washington, DC, for a contract sales price of $101.6 million. We recognized a gain on sale of $2.5 million related to this transaction.

Financing Activity

Significant financing transactions during 2018 included the following:

•
The execution of an amended, extended and expanded $700.0 million unsecured revolving credit facility (the “Revolving Credit Facility”) and refinancing of an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan. See note 5 to the consolidated financial statements for additional information on the Revolving Credit Facility. We recognized a $1.2 million non-cash loss on extinguishment of debt related to the write-off of unamortized loan origination costs.

•
The execution of eight separate equity distribution agreements on May 4, 2018 relating to the issuance of up to $250.0 million of our common shares from time to time under our at-the-market program. Issuances of our common shares are made at market prices prevailing at the time of issuance. The equity distribution agreements executed on May 4, 2018 replaced our previous equity distribution agreements, dated June 23, 2015. During 2018, we issued approximately 1.2 million common shares under our at-the-market program at an average price of $31.18 per share, raising approximately $35.5 million in net proceeds.

•	The prepayment, without penalty, of the $31.7 million mortgage note secured by Kenmore Apartments during the third quarter.

As of February 14, 2019, our Revolving Credit Facility has a borrowing capacity of $496.0 million. As of December 31, 2018, the interest rate on the facility was LIBOR plus 1.0% and LIBOR was 2.5% as of that date.

Capital Requirements

We do not have any debt maturities scheduled during 2019. We expect to have additional capital requirements as set forth on page 41 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three years ended December 31, 2018. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
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

2018 Compared to 2017

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2018 compared to 2017. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$286,617	$278,501	$8,116	2.9%	$41,234	$14,518	$—	$—	$9,039	$32,059	$336,890	$325,078	$11,812	3.6%
Real estate expenses	101,347	98,830	2,517	2.5%	11,306	4,680	21	—	3,556	12,140	116,230	115,650	580	0.5%
NOI	$185,270	$179,671	$5,599	3.1%	$29,928	$9,838	$(21)	$—	$5,483	$19,919	$220,660	$209,428	$11,232	5.4%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(121,228)	(112,056)	(9,172)	8.2%
General and administrative expenses											(22,089)	(22,580)	491	(2.2)%
Real estate impairment											(1,886)	(33,152)	31,266	(94.3)%
Gain on sale of real estate											2,495	24,915	(22,420)	(90.0)%
Interest expense											(51,144)	(47,534)	(3,610)	7.6%
Other income											—	507	(507)	(100.0)%
Loss on extinguishment of debt											(1,178)	—	(1,178)
Income tax benefit											—	84	(84)	(100.0)%
Net income											25,630	19,612	6,018	30.7%
Less: Net loss attributable to noncontrolling interests											—	56	(56)	(100.0)%
Net income attributable to the controlling interests											$25,630	$19,668	$5,962	30.3%

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment properties:
Multifamily development property - land adjacent to Riverside Apartments

(3)	Sold:
2018 Office – Braddock Metro Center and 2445 M Street
2017 Multifamily – Walker House Apartments

Real Estate Rental Revenue

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) provisions for doubtful accounts in the same quarter that we established the receivable, which include provisions for straight-line receivables, (d) revenue recognized from lease termination fees and (e) parking and other tenant charges such as percentage rents.

Real estate rental revenue for same-store properties for the two years ended December 31, 2018 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Minimum base rent	$246,650	$239,716	$6,934	2.9%
Recoveries from tenants	28,582	27,153	1,429	5.3%
Provision for doubtful accounts	(2,114)	(1,252)	(862)	68.8%
Lease termination fees	1,834	2,025	(191)	(9.4)%
Parking and other tenant charges	11,665	10,859	806	7.4%
Total same-store real estate rental revenue	$286,617	$278,501	$8,116	2.9%

•
Minimum base rent: Increase primarily due to higher rental income from new leases at Army Navy Building, Silverline Center, 1901 Pennsylvania Avenue, 1140 Connecticut Avenue, 1776 G Street and Gateway Overlook, partially offset by lease expirations at Quantico Corporate Center.

•	Recoveries from tenants: Increase primarily due to higher reimbursements for operating expenses ($1.0 million) and real estate taxes ($0.4 million).

•	Provision for doubtful accounts: Increase primarily due to higher provisions in the office ($0.6 million) and retail ($0.3 million) segments.

•	Lease termination fees: Decrease primarily due to lower fees in the retail ($0.2 million) segment.

•	Parking and other tenant charges: Increase primarily due to higher parking income ($0.2 million).

Real estate rental revenue from same-store properties by segment for the two years ended December 31, 2018 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Office	$128,201	$123,625	$4,576	3.7%
Multifamily	95,194	92,486	2,708	2.9%
Retail	63,222	62,390	832	1.3%
Total same-store real estate rental revenue	$286,617	$278,501	$8,116	2.9%

•	Office: Increase primarily due to higher rental income ($3.6 million) and reimbursements ($0.7 million), partially offset by higher provisions for uncollectible revenue ($0.6 million).

•	Multifamily: Increase primarily due to higher rental income ($2.3 million), tenant fees ($0.1 million) and parking income ($0.1 million).

•	Retail: Increase primarily due to higher reimbursements ($0.6 million) and rental income ($0.5 million), partially offset by higher provisions for uncollectible revenue ($0.3 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($22.4 million) in the first quarter of 2018 and Watergate 600 ($4.3 million) in the second quarter of 2017.

Real estate rental revenue from held for sale and sold properties decreased due to the sale of Braddock Metro Center ($10.5 million) during the first quarter of 2018, 2445 M Street ($9.7 million) during the second quarter of 2018 and Walker House Apartments ($2.8 million) during the fourth quarter of 2017.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the two years ended December 31, 2018 was as follows:

	December 31, 2018			December 31, 2017			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	91.7%	95.1%	92.3%	92.0%	84.0%	90.1%	(0.3)%	11.1%	2.2%
Multifamily	94.8%	N/A	94.8%	94.1%	N/A	94.1%	0.7%	N/A	0.7%
Retail	91.9%	N/A	91.9%	91.2%	N/A	91.2%	0.7%	N/A	0.7%
Total	93.0%	95.1%	93.1%	92.6%	84.0%	91.8%	0.4%	11.1%	1.3%

•
Office: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at 2000 M Street and 1600 Wilson Boulevard, partially offset by higher ending occupancy at Army Navy Building.

•
Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at The Ashby at McLean, Bennett Park and Clayborne Apartments, partially offset by lower ending occupancy at Bethesda Hill Apartments.

•
Retail: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Randolph Shopping Center and South Washington Street, partially offset by lower ending occupancy at Concord Centre.

During 2018, we executed new and renewed leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	325	$49.22	10.3%	$54.86	5.0	58.1%
Retail	307	18.48	5.8%	6.54	0.6	95.5%
Total	632	34.31	9.0%	31.42	3.9	75.2%
(1) Consist of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2018 were 34.5% and 35.6%, respectively.

Real estate expenses from same-store properties by segment for the two years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Office	$48,459	$47,295	$1,164	2.5%
Multifamily	37,214	36,349	865	2.4%
Retail	15,674	15,186	488	3.2%
Total same-store real estate expenses	$101,347	$98,830	$2,517	2.5%

•	Office: Increase primarily due to higher bad debt ($0.3 million), repairs and maintenance ($0.3 million), utilities ($0.2 million) and custodial ($0.2 million) expenses.

•	Multifamily: Increase primarily due to higher administrative ($0.7 million), custodial ($0.1 million) and utilities ($0.1 million) expenses.

•	Retail: Increase primarily due to higher real estate tax ($0.2 million), repairs and maintenance ($0.2 million) and snow removal ($0.1 million) expenses.

Other Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($13.9 million) and Watergate 600 ($4.3 million) and due to higher depreciation and amortization at same store properties ($0.9 million), partially offset by the dispositions of 2445 M Street ($5.2 million), Braddock Metro Center ($4.4 million), and Walker House Apartments ($0.3 million).

General and Administrative Expenses: Decrease primarily due to lower expenses related to an information systems upgrade performed in 2017.

Real estate impairment: During the first quarter of 2018, 2445 M Street met the criteria for classification as held for sale. We consequently recorded an impairment charge of $1.9 million during that quarter to reduce the carrying value of the property to its estimated fair value, less estimated selling costs. The real estate impairment losses of $24.1 million and $9.1 million in 2017 reduced the carrying values of 2445 M Street and Braddock Metro Center, respectively (see note 3 to the consolidated financial statements).

Gain on sale of real estate: Gain during 2018 is due to completion of the sale of 2445 M Street. An amendment to the purchase and sale agreement executed during the second quarter of 2018 increased the contract sales price to $101.6 million. The gain during 2017 is due to the sale of Walker House Apartments for a contract sale price of $32.2 million.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2018 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$39,818	$37,487	$2,331	6.2%
Mortgage notes payable	3,926	4,804	(878)	(18.3)%
Line of credit	9,491	6,207	3,284	52.9%
Capitalized interest	(2,091)	(964)	(1,127)	116.9%
Total	$51,144	$47,534	$3,610	7.6%

•	Notes payable: Increase primarily due to executing the $250.0 million term loan in March 2018, which increased and replaced the $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by Kenmore Apartments in 2018 and Army Navy Building in 2017.

•
Line of credit: Increase primarily due to weighted average borrowings of $230.9 million and a weighted average interest rate of 2.96% during 2018, as compared to $179.6 million and 2.15%, respectively, during 2017.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington, and the commencement in 2018 of interest capitalization on spending related to the multifamily development adjacent to Riverside Apartments.

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during 2018 related to the write-off of unamortized loan origination costs associated with the refinancing of an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan and the execution of an amended, extended and expanded $700.0 million unsecured revolving credit facility (see note 4 to the consolidated financial statements).

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

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	2017	2016	$ Change	% Change
Real estate rental revenue	$270,040	$259,555	$10,485	4.0%	$36,800	$13,113	$4,559	$4,926	$13,679	$35,670	$325,078	$313,264	$11,814	3.8%
Real estate expenses	94,150	93,674	476	0.5%	13,826	5,475	2,639	2,787	5,035	13,077	115,650	115,013	637	0.6%
NOI	$175,890	$165,881	$10,009	6.0%	$22,974	$7,638	$1,920	$2,139	$8,644	$22,593	$209,428	$198,251	$11,177	5.6%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(112,056)	(108,406)	(3,650)	3.4%
Acquisition costs											—	(1,178)	1,178	(100.0)%
General and administrative expenses											(22,580)	(19,545)	(3,035)	15.5%
Real estate (impairment) and casualty gain, net											(33,152)	676	(33,828)	(5,004.1)%
Gain on sale of real estate											24,915	101,704	(76,789)	(75.5)%
Interest expense											(47,534)	(53,126)	5,592	(10.5)%
Other income											507	297	210	70.7%
Income tax benefit (expense)											84	615	(531)	(86.3)%
Net income											19,612	119,288	(99,676)	(83.6)%
Less: Net loss attributable to noncontrolling interests											56	51	5	9.8%
Net income attributable to the controlling interests											$19,668	$119,339	$(99,671)	(83.5)%
 Acquisitions:
2017 Office – Watergate 600
2016 Multifamily – Riverside Apartments

(1)	Development/redevelopment properties:
Office redevelopment properties – Army Navy Building

(2)	Held for Sale:
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

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for the two years ended December 31, 2017 was as follows:

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

•
During 2017, we executed new and renewed leases in our office and retail segments as follows:

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

Gain on sale of real estate: Decrease due to the sales of Dulles Station II, 6110 Executive Boulevard, 51 Monroe Street, 600 Jefferson Plaza, West Gude Drive, 51 Monroe Street and One Central Plaza during 2016, as compared to the sale of Walker House Apartments in 2017.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2017 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2017	2016	$ Change	% Change
Notes payable	$37,487	$33,439	$4,048	12.1%
Mortgage notes payable	4,804	14,654	(9,850)	(67.2)%
Line of credit	6,207	5,701	506	8.9%
Capitalized interest	(964)	(668)	(296)	44.3%
Total	$47,534	$53,126	$(5,592)	(10.5)%

•
Notes payable: Increase primarily due to executing the $150.0 million term loan in 2016, which has a variable interest rate effectively fixed at 2.9% by interest rate swaps. We borrowed $100.0 million on the term loan in the fourth quarter of 2016, and borrowed the remaining $50.0 million during the first quarter of 2017.

•
Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by John Marshall II, 3801 Connecticut Avenue, Bethesda Hill Apartments, Walker House Apartments and 2445 M Street in 2016 and Army Navy Building in 2017.

•	Line of credit: Increase primarily due to a weighted average interest rate of 2.15% during 2017, as compared to 1.52% during 2016.

•	Capitalized interest: Increase primarily due to capitalization of interest on spending related to the Trove, the multifamily development adjacent to The Wellington.

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

As of February 14, 2019, we had cash and cash equivalents of approximately $15.6 million and availability under our Revolving Credit Facility of $496.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our Revolving Credit Facility or other new short-term facilities;

•	Issuances of our equity securities and/or common units in operating partnerships;

•	Issuances of preferred shares;

•	Proceeds from long-term secured or unsecured debt financings, including construction loans and term loans;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2019, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	Approximately $80 - $85 million to invest in our existing portfolio of operating assets, including approximately $25 - $30 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $65 - $70 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2019, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements in 2019. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, rising interest rates or declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our Revolving Credit Facility, bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we would seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

Our future debt principal payments are scheduled as follows (in thousands):

Year	Mortgage Notes Payable	Unsecured Notes Payable/Term Loans		Revolving Credit Facility		Total Debt	Average Interest Rate
2019	$—	$—		$—		$—
2020	—	250,000		—		250,000	5.1%
2021	—	150,000	(1)			150,000	2.7%
2022	44,517	300,000		—		344,517	4.0%
2023	—	250,000	(2)	188,000	(3)	438,000	3.1%
Thereafter	—	50,000		—		50,000	7.4%
Scheduled principal payments	44,517	1,000,000		188,000		1,232,517	3.9%
Scheduled mortgage note amortization payments	12,853	—		—		12,853	4.8%
Premiums and discounts, net	2,520	(1,189)		—		1,331
Debt issuance costs, net	(98)	(3,414)		—		(3,512)
Total	$59,792	$995,397		$188,000		$1,243,189	3.9%

(1)	Washington REIT uses interest rate derivatives to effectively fix the $150.0 million term loan's variable interest rate at 2.72%.

(2)	Washington REIT uses interest rate derivatives to effectively fix the $250.0 million term loan's variable interest rate at 2.87%.

(3)	Maturity date for the unsecured line of credit of March 2023 assumes election of option for two additional 6-month periods.

The weighted average maturity for our debt is 3.7 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Covenants

Our Revolving Credit Facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	ratio of total debt to total asset value of not more than 0.60 to 1.00 (subject to a higher level following material acquisitions);

•
ratio of adjusted EBITDA (earnings before noncontrolling interests, interest expense, income tax expense, depreciation, amortization, acquisition costs, and extraordinary, unusual or nonrecurring gains and losses) to fixed charges of not less than 1.50 to 1.00;

•	ratio of secured indebtedness to total asset value of not more than 0.40 to 1.00;

•
ratio of adjusted net operating income from unencumbered properties satisfying certain criteria specified in the Credit Agreement to interest expense on unsecured indebtedness of not less than 1.75 to 1.00; and

•
ratio of unsecured indebtedness to the unencumbered pool value of properties satisfying certain criteria specified in, and valued per the terms of, the Credit Agreement of not more than 0.60 to 1.00 (subject to a higher level following material acquisitions).

Our mortgage notes contain covenants with which we must comply.

Our unsecured notes contain covenants with which we must comply, including:

•	A maximum ratio of 65.0% of total indebtedness to total assets;

•	A maximum ratio of 40.0% of secured indebtedness to total assets;

•	A minimum ratio of 1.50 of our income available for debt service payments to required debt service payments; and

•	A minimum ratio of 1.50 of total unencumbered assets to total unsecured indebtedness.

Failure to comply with any of the covenants under our mortgage notes, Revolving Credit Facility, unsecured notes or other debt instruments could result in a default under one or more of our debt covenants. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of December 31, 2018, we were in compliance with the covenants related to our mortgage notes, Revolving Credit Facility and unsecured notes.

Common Equity

We have authorized for issuance 100.0 million common shares, of which approximately 79.9 million shares were outstanding at December 31, 2018.

During the second quarter of 2016, we issued approximately 5.3 million common shares, including 0.7 million shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “2018 Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt.

Our issuances and net proceeds on the 2018 Equity Distribution Agreements for the year ended December 31, 2018 were as follows (in thousands; except per share data):

Year Ended December 31, 2018
Issuance of common shares	1,165
Weighted average price per share	$31.18
Net proceeds	$35,472

The 2018 Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. Our issuances and net proceeds on the previous equity distribution agreements for the three years ended December 31, 2018 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2018	2017	2016
Issuance of common shares	—	3,587	904
Weighted average price per share	$—	$32.06	$33.32
Net proceeds	$—	$113,194	$29,579

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2018 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2018	2017	2016
Issuance of common shares	81	80	23
Weighted average price per share	$29.18	$32.25	$30.98
Net proceeds	$1,973	$2,576	$700

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2018, no preferred shares are issued and outstanding.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We are currently engaged in development activities for the ground-up development of a multifamily property (Trove) on land adjacent to The Wellington and predevelopment activities for the ground-up development of a multifamily property on land adjacent to Riverside Apartments. We substantially completed major construction activities on our redevelopment of Spring Valley Village during the fourth quarter of 2018. As of December 31, 2018, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $65 - $70 million of total development and redevelopment spending during 2019.

In addition to our development and redevelopment projects, we anticipate funding several major renovation projects in our portfolios during 2019, as follows (in thousands):

Office	$6,884
Multifamily	23,673
Retail	1,909
Total	$32,466

These projects include unit, common area and lobby renovations and roof replacements at multifamily properties; elevator and lobby modernizations, HVAC replacements and garage repairs at office properties; and roof and sprinklers replacements at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2018. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2018, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,409,808	$46,208	$848,654	$452,258	$62,688
Purchase obligations(2)	7,983	2,798	5,185	—	—
Tenant-related capital(3)	6,240	6,240	—	—	—
Building capital(4)	7,514	7,514	—	—	—
Operating leases	13,601	323	863	520	11,895

(1)	See notes 4, 5 and 6 of our consolidated financial statements. Amounts include principal, interest and facility fees.

(2)	Represents electricity and gas purchase agreements with terms through 2021.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2018.

(4)	Committed building capital additions based on contracts in place as of December 31, 2018.

We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity and gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $36.6 million in 2019.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2018 were as follows (in thousands):

	Year ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash provided by operating activities	$147,369	$130,626	$114,725	$16,743	$15,901
Cash used in investing activities	(38,942)	(196,354)	(63,492)	157,412	(132,862)
Cash (used in) provided by financing activities	(113,410)	60,729	(70,819)	(174,139)	131,548

Net cash provided by operating activities increased in 2018 as compared to 2017 primarily due to the acquisitions of Arlington Tower in January 2018 and Watergate 600 in April 2017, partially offset by higher interest payments and the sales of 2445 M Street in June 2018, Braddock Metro Center in January 2018 and Walker House Apartments in October 2017. Net cash provided by operating activities increased in 2017 as compared to 2016 primarily due to income from acquisitions executed in 2016 and 2017 and lower interest payments in 2017, partially offset by dispositions in 2016 and 2017.

Net cash used in investing activities decreased in 2018 as compared to 2017 primarily due to a higher volume of disposition activity and lower volume of acquisition activity in 2018, partially offset by higher development/redevelopment spending in 2018. Net cash used in investing activities increased in 2017 as compared to 2016 primarily due to a lower volume of disposition activity in 2017, partially offset by executing a smaller acquisition during 2017.

Net cash used in financing activities increased in 2018 as compared to 2017 primarily due to lower proceeds from equity issuances, lower net borrowings on the Revolving Credit Facility, the repayment of the 2016 Term Loan and the repayments of a mortgage note secured by Kenmore Apartments and a mortgage note at Arlington Tower’s settlement during 2018, partially offset by proceeds from the 2018 Term Loan during 2018 and the repayment of the mortgage note secured by Army Navy Building during 2017. Net cash used in financing activities decreased in 2017 as compared to 2016 primarily due to lower debt repayments and higher net borrowings on the Revolving Credit Facility, partially offset by lower proceeds from equity issuances.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Accretive capital improvements and development costs:
Acquisition related	$13,489	$24,556	$8,644
Expansions and major renovations	26,045	14,629	10,869
Development/redevelopment	34,806	18,150	22,572
Tenant improvements (including first generation leases)	24,914	16,926	29,657
Total accretive capital improvements (1)	99,254	74,261	71,742
Other capital improvements:	6,622	4,404	7,924
Total	$105,876	$78,665	$79,666
(1) We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $2.1 million, $1.0 million and $0.7 million for the three years ended December 31, 2018, respectively, and capitalized employee compensation in the amount of $2.7 million, $2.5 million and $1.6 million for the three years ended December 31, 2018, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2018 to Watergate 600, Riverside Apartments and Arlington Tower.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2018 included heating system replacement and unit renovations at The Kenmore; common area and unit renovations at Riverside Apartments, The Ashby, 3801 Connecticut Avenue and The Wellington; elevator modernization and garage repairs at 1140 Connecticut Avenue; heating system repairs at 1600 Wilson Boulevard; base building mechanical upgrades at 1775 Eye Street and facade repairs at The Wellington.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income than would be otherwise achievable. Development/redevelopment costs in 2018 primarily include development costs for the Trove, a multifamily development adjacent to The Wellington, predevelopment costs for a future multifamily development adjacent to Riverside Apartments, and redevelopment costs at Spring Valley Village.

Tenant Improvements: Tenant improvements are costs, such as space build-outs, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased during the three years ended December 31, 2018 were as follows:

	Year Ended December 31,
	2018	2017	2016
Office	$33.51	$62.28	$28.96
Retail	$3.52	$8.69	$5.53

The $28.77 decrease in 2018 and $33.32 increase in 2017 in tenant improvement costs per square foot of office space leased were primarily due to tenant leases at Braddock Metro Center and Army Navy Building and a large lease renewal at 1775 Eye Street executed in 2017.

The $5.17 decrease in 2018 and $3.16 increase in 2017 tenant improvements costs per square foot of retail space leased were primarily due to new leases executed at Gateway Overlook in 2017.

Tenant improvement costs for retail tenants are substantially lower than for office tenants because the improvements required for retail tenants tend to be less extensive than for office tenants.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, this category includes improvements made as needed upon vacancy of an apartment. Such improvements totaled $1.3 million in 2018, averaging approximately $690 per apartment for the 45% of apartments which turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties (aside from improvements related to apartment turnover), improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $5.3 million during 2018 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2018 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

Some of the statements contained in this Form 10-K constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Washington REIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

(a)the risks associated with ownership of real estate in general and our real estate assets in particular;
(b)the economic health of the greater Washington Metro region;
(c)fluctuations in interest rates;
(d)reductions in or actual or threatened changes to the timing of federal government spending;
(e)the risks related to use of third-party providers and joint venture partners;
(f)the ability to control our operating expenses;
(g)the economic health of our tenants;
(h)the supply of competing properties;
(i)shifts away from brick and mortar stores to e-commerce;
(j)the availability and terms of financing and capital and the general volatility of securities markets;
(k)compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
(l)terrorist attacks or actions and/or cyber attacks;
(m)weather conditions and natural disasters;
(n)ability to maintain key personnel;
(o)failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
(p)other factors discussed under the caption “Risk Factors.”

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors.” We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. We provide NAREIT FFO as a supplemental measure to net income calculated in accordance with GAAP. Although NAREIT FFO is a widely used measure of operating performance for REITs, NAREIT FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, NAREIT FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity. In its 2018 NAREIT FFO White Paper Restatement, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines NAREIT FFO as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties; impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$25,630	$19,612	$119,288
Adjustments:
Depreciation and amortization	121,228	112,056	108,406
Impairment of depreciable real estate	1,886	33,152	—
Gain on sale of depreciable real estate	(2,495)	(23,838)	(101,704)
NAREIT FFO	$146,249	$140,982	$125,990

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

The fair value of in-place leases consists of the following components: (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We include tenant origination costs in income producing property on our balance sheet and amortize the tenant origination costs as depreciation expense on a straight-line basis over the useful life of the asset, which is typically the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify above market net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify below market net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. If any of the fair value of below market lease intangibles includes fair value associated with a renewal option, such amounts are not amortized until the renewal option is executed. If the renewal option is not executed, the related value is expensed at that time. Should a tenant terminate its lease prior to the expiration date, we accelerate the amortization of the unamortized portion of the tenant origination cost (if it has no future value), leasing commissions, absorption costs and net lease intangible associated with that lease over its new shorter term.

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

Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the valuation allowance for a deferred tax asset at one of our taxable REIT subsidiaries. As of both December 31, 2018 and 2017, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both December 31, 2018 and 2017, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
(dollars in thousands)
Unsecured fixed rate debt (1)
Principal	$—	$250,000	$150,000	$300,000	$250,000	$50,000	$1,000,000	$1,015,210
Interest payments	$39,102	$39,102	$23,665	$22,644	$7,807	$16,313	$148,633
Interest rate on debt maturities	—%	5.1%	2.7%	4.0%	2.9%	7.4%	4.0%
Unsecured variable rate debt
Principal	$—	$—	$—	$—	$188,000	$—	$188,000	$188,000
Variable interest rate on debt maturities	—%	—%	—%	—%	3.5%	—%	3.5%
Mortgages
Principal amortization (2) (30 year schedule)	$2,500	$2,659	$2,829	$46,984	$2,398	$—	$57,370	$60,398
Interest payments	$3,206	$3,046	$2,876	$649	$78	$—	$9,855
Weighted average interest rate on principal amortization	4.7%	4.7%	4.7%	3.8%	4.9%	—%	4.0%
(1) Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap arrangements at 2.7% and 2.9%, respectively.
(2) Excludes net discounts of $2.5 million and net unamortized debt issuance costs of $0.1 million as of December 31, 2018.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2018 and 2017 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2018	December 31, 2017
$75,000	1.619%	One-Month USD-LIBOR	10/15/2015	3/15/2021	$1,367	$1,006
75,000	1.626%	One-Month USD-LIBOR	10/15/2015	3/15/2021	1,353	981
100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	5,270	4,943
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	2,648	2,489
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(202)	—
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(200)	—
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(199)	—
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(198)	—
$400,000					$9,839	$9,419

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 61 to 98 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2019 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics which can be reviewed and printed from our website www.washreit.com.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	POSITION
Trustees
Paul T. McDermott	Chairman and Chief Executive Officer, Washington REIT
Charles T. Nason	Lead Independent Trustee, Washington REIT; Retired Chairman, President and Chief Executive Officer, The Acacia Group
Benjamin S. Butcher	Chief Executive Officer, President and Chairman of the Board of Directors of STAG Industrial, Inc.
William G. Byrnes	Retired Managing Director, Alex Brown & Sons
Edward S. Civera	Retired Chairman, Catalyst Health Solutions, Inc.
Ellen M. Goitia	Retired Partner, KPMG
Thomas H. Nolan, Jr.	Former Chairman of the Board and Chief Executive Officer, Spirit Realty Capital Inc.
Vice Adm. Anthony L. Winns (RET.)	President, Middle East-Africa Region, Lockheed Martin Corporation

Executive Officers
Thomas Q. Bakke	Executive Vice President and Chief Operating Officer
Stephen E. Riffee	Executive Vice President and Chief Financial Officer
Taryn D. Fielder	Senior Vice President, General Counsel and Corporate Secretary

The other information required by this Item is hereby incorporated herein by reference to the Proxy Statement.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	58
	Report of Independent Registered Public Accounting Firm	59
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	60
	Consolidated Balance Sheets as of December 31, 2018 and 2017	61
	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016	62
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	63
	Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016	64
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	65
	Notes to Consolidated Financial Statements	67

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	95
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	96
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement	DEF 14A	001-06622	B	4/1/2011
3.2	Articles of Amendment to the Washington Real Estate Investment Trust Articles of Amendment and Restatement	8-K	001-06622	3.1	6/7/2017
3.3	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.5	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.6	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.7	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.10*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.11*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.12*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.13*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.14*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.15*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.16*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.17*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.18*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.19*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.20*	Change in control agreement dated April 21, 2014 with Thomas Q. Bakke	10-Q	001-06622	10.48	5/7/2014
10.21*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.22*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.23*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.24*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV	10-K	001-06622	10.52	3/2/2015
10.25*	Offer Letter to Thomas Q. Bakke	10-K	001-06622	10.53	3/2/2015
10.26*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.27*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.28*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.29*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.30*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.31*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.32*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.33*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.34*	Revocation of Statement of Amendment of STIP and LTIP	10-K	001-06622	10.49	2/20/2018
10.35*	Offer letter to Taryn D. Fielder	10-K	001-06622	10.50	2/20/2018
10.36*	Change in control agreement dated July 21,2017 with Taryn D. Fielder	10-Q	001-06622	10.1	7/31/2017
10.37	Purchase and sale agreement, dated December 29, 2017, for Arlington Tower	10-K	001-06622	10.52	2/20/2018
10.38	Amended and Restated Credit Agreement, dated March 29, 2018, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-06622	10.1	3/29/2018
10.39*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
101
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements.
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
Date: February 19, 2019
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 19, 2019
Paul T. McDermott

/s/ Charles T. Nason*	Lead Independent Trustee	February 19, 2019
Charles T. Nason

/s/ Benjamin S. Butcher*	Trustee	February 19, 2019
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 19, 2019
William G. Byrnes

/s/ Edward S. Civera*	Trustee	February 19, 2019
Edward S. Civera

/s/ Ellen M. Goitia*	Trustee	February 19, 2019
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 19, 2019
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 19, 2019
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 19, 2019
Stephen E. Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 19, 2019
W. Drew Hammond	Treasurer
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
In connection with the preparation of Washington REIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Washington REIT’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Washington REIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2018, Washington REIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Washington REIT’s consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Washington REIT’s internal control over financial reporting, a copy of which appears on page 60 of this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of
Washington Real Estate Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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
February 19, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of
Washington Real Estate Investment Trust
Opinion on Internal Control over Financial Reporting

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Washington Real Estate Investment Trust and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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
February 19, 2019

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2018	2017
Assets
Land	$614,659	$588,025
Income producing property	2,271,926	2,113,977
	2,886,585	2,702,002
Accumulated depreciation and amortization	(770,535)	(683,692)
Net income producing property	2,116,050	2,018,310
Properties under development or held for future development	87,231	54,422
Total real estate held for investment, net	2,203,281	2,072,732
Investment in real estate sold or held for sale, net	—	68,534
Cash and cash equivalents	6,016	9,847
Restricted cash	1,624	2,776
Rents and other receivables, net of allowance for doubtful accounts of $3,561 and $2,426 respectively	73,861	69,766
Prepaid expenses and other assets	132,322	125,087
Other assets related to properties sold or held for sale	—	10,684
Total assets	$2,417,104	$2,359,426
Liabilities
Notes payable, net	$995,397	$894,358
Mortgage notes payable, net	59,792	95,141
Line of credit	188,000	166,000
Accounts payable and other liabilities	59,567	61,565
Dividend payable	24,022	23,581
Advance rents	11,736	12,487
Tenant security deposits	10,112	9,149
Other liabilities related to properties sold or held for sale	—	1,809
Total liabilities	1,348,626	1,264,090
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 79,910 and 78,510 shares issued and outstanding, respectively	799	785
Additional paid in capital	1,526,574	1,483,980
Distributions in excess of net income	(469,085)	(399,213)
Accumulated other comprehensive income	9,839	9,419
Total shareholders’ equity	1,068,127	1,094,971
Noncontrolling interests in subsidiary	351	365
Total equity	1,068,478	1,095,336
Total liabilities and equity	$2,417,104	$2,359,426

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2018	2017	2016
Revenue
Real estate rental revenue	$336,890	$325,078	$313,264
Expenses
Real estate expenses	116,230	115,650	115,013
Depreciation and amortization	121,228	112,056	108,406
Acquisition costs	—	—	1,178
Real estate impairment and casualty (gain), net	1,886	33,152	(676)
General and administrative	22,089	22,580	19,545
	261,433	283,438	243,466
Other operating income
Gain on sale of real estate	2,495	24,915	101,704
Real estate operating income	77,952	66,555	171,502
Other income (expense)
Interest expense	(51,144)	(47,534)	(53,126)
Other income	—	507	297
Loss on extinguishment of debt	(1,178)	—	—
Income tax benefit	—	84	615
	(52,322)	(46,943)	(52,214)
Net income	25,630	19,612	119,288
Less: Net loss attributable to noncontrolling interests in subsidiaries	—	56	51
Net income attributable to the controlling interests	$25,630	$19,668	$119,339

Basic net income attributable to the controlling interests per share	$0.32	$0.25	$1.65

Diluted net income attributable to the controlling interests per share	$0.32	$0.25	$1.65
Weighted average shares outstanding – basic	78,960	76,820	72,163
Weighted average shares outstanding – diluted	79,042	76,935	72,339
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Net income	$25,630	$19,612	$119,288
Other comprehensive income:
Unrealized gain on interest rate hedges	420	1,808	8,161
Comprehensive income	26,050	21,420	127,449
Less: Net loss attributable to noncontrolling interests	—	56	51
Comprehensive income attributable to the controlling interests	$26,050	$21,476	$127,500

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2015	68,191	$682	$1,193,298	$(357,781)	$(550)	$835,649	$1,363	$837,012
Adjustment for retrospective application of Accounting Standards Update 2016-09	—	—	—	(35)	—	(35)	—	(35)
Net income attributable to the controlling interests	—	—	—	119,339	—	119,339	—	119,339
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Unrealized gain on interest rate hedges	—	—	—	—	8,161	8,161	—	8,161
Distributions to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Dividends	—	—	—	(87,570)	—	(87,570)		(87,570)
Equity offerings, net of issuance costs	6,223	62	172,874	—	—	172,936	—	172,936
Shares issued under Dividend Reinvestment Program	23	—	700	—	—	700	—	700
Share grants, net of forfeitures and tax withholdings	169	2	1,764	—	—	1,766	—	1,766
Balance, December 31, 2016	74,606	746	1,368,636	(326,047)	7,611	1,050,946	1,116	1,052,062
Net income attributable to the controlling interests	—	—	—	19,668	—	19,668	—	19,668
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(56)	(56)
Unrealized gain on interest rate hedges	—	—	—	—	1,808	1,808	—	1,808
Distributions to noncontrolling interests	—	—	(3,128)	—	—	(3,128)	(1,071)	(4,199)
Contributions from noncontrolling interest	—	—	—	—	—	—	376	376
Dividends	—	—	—	(92,834)	—	(92,834)	—	(92,834)
Equity offerings, net of issuance costs	3,587	36	113,158	—	—	113,194	—	113,194
Shares issued under Dividend Reinvestment Program	80	1	2,575	—	—	2,576	—	2,576
Share grants, net of forfeitures and tax withholdings	237	2	2,739	—	—	2,741	—	2,741
Balance, December 31, 2017	78,510	785	1,483,980	(399,213)	9,419	1,094,971	365	1,095,336
Net income attributable to the controlling interests	—	—	—	25,630	—	25,630	—	25,630
Unrealized gain on interest rate hedges	—	—	—	—	420	420	—	420
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Dividends	—	—	—	(95,502)	—	(95,502)	—	(95,502)
Equity offerings, net of issuance costs	1,165	11	35,461	—	—	35,472	—	35,472
Shares issued under Dividend Reinvestment Program	81	1	1,972	—	—	1,973	—	1,973
Share grants, net of forfeitures and tax withholdings	154	2	5,161	—	—	5,163	—	5,163
Balance, December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$25,630	$19,612	$119,288
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(2,495)	(24,915)	(101,704)
Depreciation and amortization	121,228	112,056	108,406
Provision for losses on accounts receivable	2,136	882	1,706
Deferred tax benefit	—	(84)	(698)
Real estate impairment and casualty (gain), net	1,886	33,152	(676)
Share-based compensation expense	6,746	4,771	3,491
Amortization of debt premiums, discounts and related financing costs	2,101	1,897	3,187
Loss on extinguishment of debt, net	1,178	—	—
Changes in other assets	(8,674)	(20,199)	(15,713)
Changes in other liabilities	(2,367)	3,454	(2,562)
Net cash provided by operating activities	147,369	130,626	114,725
Cash flows from investing activities
Real estate acquisitions, net	(106,400)	(138,371)	(227,413)
Capital improvements to real estate	(71,070)	(60,515)	(57,094)
Development in progress	(34,806)	(18,150)	(22,572)
Net cash received from sale of real estate	174,297	30,798	243,624
Real estate deposits, net	—	(6,250)	—
Insurance proceeds	—	—	883
Non-real estate capital improvements	(963)	(3,866)	(920)
Net cash used in investing activities	(38,942)	(196,354)	(63,492)
Cash flows from financing activities
Line of credit borrowings, net	22,000	46,000	15,000
Principal payments – mortgage notes payable	(170,081)	(52,571)	(270,061)
Proceeds from dividend reinvestment program	1,973	2,576	700
Repayments of unsecured term loan debt	(150,000)	—	—
Proceeds from term loan	250,000	50,000	100,000
Payment of financing costs	(5,650)	(319)	(1,590)
Dividends paid	(95,059)	(91,666)	(85,648)
Distributions to noncontrolling interests	(14)	(4,199)	(196)
Net proceeds from equity offerings	35,472	113,194	172,936
Payment of tax withholdings for restricted share awards	(2,051)	(2,286)	(1,960)
Net cash (used in) provided by financing activities	(113,410)	60,729	(70,819)
Net decrease in cash, cash equivalents and restricted cash	(4,983)	(4,999)	(19,586)
Cash, cash equivalents and restricted cash at beginning of year	12,623	17,622	37,208
Cash, cash equivalents and restricted cash at end of year	$7,640	$12,623	$17,622

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$49,058	$45,730	$51,054
Cash paid for income taxes	—	17	65
Change in accrued capital improvements and development costs	(2,769)	3,264	(3,788)
Dividend payable	24,022	23,581	22,414
Operating partnership units issued with acquisition	—	376	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,016	$9,847	$11,305
Restricted cash	1,624	2,776	6,317
Cash, cash equivalents and restricted cash	$7,640	$12,623	$17,622

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. We have considered the provisions of the Tax Cuts and Jobs Act (the "TCJA"), which was signed into law on December 22, 2017 and which generally took effect for taxable years beginning on or after January 1, 2018, and the TCJA does not have a material impact on our ability to continue to qualify as a REIT. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2018, we sold our interests in the following properties (in thousands):

Disposition Date	Property	Type	Gain on Sale
January 19, 2018	Braddock Metro Center	Office	$—
June 28, 2018	2445 M Street	Office	$2,495
		Total 2018	$2,495

October 23, 2017	Walker House Apartments	Multifamily	$23,838
		Total 2017	$23,838

May 26, 2016	Dulles Station II (1)	Office	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	77,592
		Total 2016	$101,704
(1) Land held for future development and an interest in a parking garage.
(2) Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.
(3) Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

The taxable gains for Walker House Apartments, Dulles Station II and the properties included in Maryland Office Portfolio Transaction I were distributed to shareholders through quarterly dividends. The properties included in Maryland Office Portfolio Transaction II were identified for a reverse deferred exchange under Section 1031 of the Code. We acquired the replacement property, Riverside Apartments, during the second quarter of 2016 (see note 3, under "Acquisitions").

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. During the second quarter of 2016, we recognized an income tax benefit of $0.7 million from a reduction of the valuation allowance for a deferred tax asset at one of our taxable REIT subsidiaries. As of both December 31, 2018 and 2017, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both December 31, 2018 and 2017, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the TCJA. The following is a breakdown of the taxable percentage of our dividends for the years ended December 31, 2018, 2017 and 2016 (unaudited):

	2018	2017	2016
Ordinary income/Section 199A dividends	29%	76%	66%
Return of capital	71%	—%	33%
Qualified dividends	—%	2%	—%
Unrecaptured Section 1250 gain	—%	8%	1%
Capital gain	—%	14%	—%

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements include the consolidated accounts of Washington REIT and our subsidiaries and entities in which Washington REIT has a controlling financial interest, including where Washington REIT had been determined to be a primary beneficiary of a variable interest entity (“VIE”). See note 3 for additional information on the properties for which there is a noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Standards

Standards Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This standard better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities.
	We adopted the standard as of January 1, 2018.	The adoption of the new standard did not have a material impact on our consolidated financial statements.
ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.
	We adopted the standard as of January 1, 2018.	The adoption of the new standard did not have a material impact on our consolidated financial statements.
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard provides specific guidance on how cash receipts and payments should be presented and classified in the statement of cash flows for eight specific issues.
	We adopted the standard as of January 1, 2018.	The adoption of the new standard did not have a material impact on our consolidated financial statements.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This standard eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
	We adopted the standard as of January 1, 2018.	The adoption of the new standard did not have a material impact on our consolidated financial statements.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements, such as the leasing literature). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.
We adopted the standard as of January 1, 2018.
We evaluated the requirements for recognition of revenue from contracts with customers and measuring gains and losses on the sale of properties in accordance with ASU 2014-09 and concluded the adoption of the new standard did not impact in any material respect the amount or timing of our revenue recognition.

Standards Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
ASU 2016-02, Leases (Topic 842). This standard amends existing lease accounting standards for both lessees and lessors.

Lessees must classify most leases as either finance or operating leases. For lease contracts, or contracts with an embedded lease, with a duration of more than one year in which we are the lessee, the present value of future lease payments are recognized on our consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

Lessors

Lease contracts currently classified as operating leases are accounted for similarly to existing guidance. However, lessors are required to account for each lease and non-lease component, such as common area maintenance or tenant service revenues, of a contract separately. In July 2018, the FASB issued 2018-11, Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides lessors optional transition relief from implementing this aspect of ASU 2016-02 if the following criteria are met: (1) both components have the same timing and pattern of revenue and (2) if accounted for separately, both components would be classified as an operating lease.

Also under ASU 2016-02, only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs.
We adopted the new standard as of January 1, 2019.
Lessees

We have evaluated lease contracts where we are the lessee to determine the impact they have on Washington REIT’s consolidated financial statements, and have determined that adoption of the new standard as of January 1, 2019 did not have a material impact on our consolidated financial statements.

Lessors

The leases for which we are lessor meet both criteria for relief under ASU 2018-11 and we elected not to bifurcate lease contracts into lease and non-lease components. Accordingly, both lease and non-lease components will be presented in “Real estate rental revenue” in our consolidated financial statements subsequent to adoption.

Transition

Under ASU 2018-11, the FASB offered optional transition relief, if elected as a package, and applied consistently by an entity to all of its leases. Accordingly, upon adoption we elected, as a package, the practical expedients for all leases as follows: (1) we will not reassess whether any expired or existing contracts are or contain leases, (2) we will not reassess the lease classification for any expired or existing leases and (3) we will not reassess initial direct costs for any existing leases.

Under ASU 2016-02, entities are required to implement the standard as of the beginning of the earliest comparative period presented or January 1, 2017 for calendar-year public business entities. Under ASU 2018-11, the FASB offered optional transition relief that permits entities to continue to apply ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, we made a policy election to apply ASC 840 to comparative periods beginning on January 1, 2019.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured at an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected.
	The new standard is effective for public entities for fiscal years beginning after December 15, 2019 and for interim periods therein, with adoption one year earlier permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets.
	The standard is effective for public entities for fiscal years beginning after December 31, 2019 and for interim periods therein, with early adoption permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office and retail segments) under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

We recognize gains on sales of real estate when we have executed a contract for sale of the asset, transferred controlling financial interest in the asset to the buyer and determined that it is probable that we will collect substantially all of the consideration for the asset. Our real estate sale transactions typically meet these criteria at closing.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily represent amounts accrued and unpaid from tenants in accordance with the terms of the respective leases, subject to our revenue recognition policy. We review receivables monthly and establish reserves when, in the opinion of management, collection of the receivable is doubtful. We establish reserves for tenants whose rent payment histories or financial conditions cast doubt upon the tenants’ abilities to perform under their lease obligations. When we determine the collection of a receivable to be doubtful in the same quarter that we established the receivable, we recognize the allowance for that receivable as an offset to real estate revenues. When we determine a receivable that was initially established in a prior quarter to be doubtful, we recognize the allowance as an operating expense in Real estate expenses in the consolidated statements of income. In addition to rents due currently, accounts receivable include amounts representing minimal rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including capitalizing interest incurred on borrowing obligations and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed into service and depreciation commences. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease.

Real estate depreciation expense was $91.4 million, $90.1 million and $84.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total interest incurred	$53,235	$48,498	$53,794
Capitalized interest	(2,091)	(964)	(668)
Interest expense, net of capitalized interest	$51,144	$47,534	$53,126

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

We have attributed no value to customer relationships as of December 31, 2018 and 2017.

We discount the amounts used to calculate net lease intangibles using an interest rate which reflects the risks associated with the leases acquired. We classify tenant origination costs as income producing property on our consolidated balance sheets and amortize the tenant origination costs as depreciation expense on a straight-line basis over the remaining life of the underlying leases. We classify leasing commissions and absorption costs as other assets and amortize leasing commissions and absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases. We classify net lease intangible assets as other assets and amortize them on a straight-line basis as a decrease to real estate rental revenue over the remaining term of the underlying leases. We classify net lease intangible liabilities as other liabilities and amortize them on a straight-line basis as an increase to real estate rental revenue over the remaining term of the underlying leases. If any of the fair value of below market lease intangibles includes fair value associated with a renewal option, such amounts are not amortized until the renewal option is executed, else the related value is expensed at that time. Should a tenant terminate its lease prior to the expiration date, we accelerate the amortization of the unamortized portion of the tenant origination cost, leasing commissions, absorption costs and net lease intangible associated with that lease, over its new, shorter term.

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

We recognize compensation expense for service-based share awards ratably over the period from the service inception date through the vesting period based on the fair market value of the shares on the date of grant. We account for forfeitures as they occur. If an award's service inception date precedes the grant date, we initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions using the graded expense method. We measure compensation expense for awards with market conditions based on the grant date fair value, as determined using a Monte Carlo simulation, and we amortize the expense ratably over the requisite service period, regardless of whether the market conditions are achieved and the awards ultimately vest. Compensation expense for the trustee grants, which fully vest immediately, is fully recognized upon issuance based upon the fair market value of the shares on the date of grant.

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2018 and 2017, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2014 through 2018 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

NOTE 3: REAL ESTATE

As of December 31, 2018 and 2017, our real estate investment portfolio classified as held and used, at cost, consists of properties as follows (in thousands):

	December 31,
	2018	2017
Office	$1,507,986	$1,355,033
Multifamily	919,285	895,811
Retail	459,314	451,158
	$2,886,585	$2,702,002

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. These segments are office, retail and multifamily. All segments are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing tenant and consumer requirements.

As of December 31, 2018, one property, Arlington Tower, accounted for approximately 10% of total assets. No single property or tenant accounted for more than 10% of the real estate rental revenue.

We have properties under development/redevelopment and held for current or future development. The cost of our real estate portfolio under development or held for future development as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Office	$478	$680
Multifamily	83,945	49,616
Retail	2,808	4,126
	$87,231	$54,422

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and we own land held for future multifamily development adjacent to Riverside Apartments. As of December 31, 2018, we had invested $61.7 million and $22.9 million, including the costs of acquired land, in The Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we have a redevelopment project to add rentable space at Spring Valley Village. As of December 31, 2018, we had invested $6.5 million in the redevelopment. We substantially completed major construction activities on this project during the fourth quarter of 2018 and placed into service assets totaling $4.2 million.

In addition, there are several other projects with minor development activity in the multifamily, office and retail segments.

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

Properties and land for development acquired during the three years ended December 31, 2018 were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Purchase Price (in thousands)
January 18, 2018	Arlington Tower	Office	N/A	391,000	$250,000

April 4, 2017	Watergate 600	Office	N/A	278,000	$135,000

May 20, 2016	Riverside Apartments	Multifamily	1,222	N/A	$244,750

The results of operations from acquired operating properties are included in the consolidated statements of income as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2018 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Real estate rental revenue	$22,389	$14,518	$13,112
Net income (loss)	3,623	2,226	(1,688)

As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other liabilities on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2018	2017	2016
Land	$63,970	$45,981	$38,924
Land held for development	—	—	15,968
Buildings	142,900	66,241	184,854
Tenant origination costs	13,625	12,084	—
Leasing commissions/absorption costs	27,465	23,161	4,992
Net lease intangible assets	3,142	498	22
Net lease intangible liabilities	(545)	(9,585)	(10)
Deferred tax liability	—	(560)	—
Total	$250,557	$137,820	$244,750

The weighted remaining average life for 2018 acquisition components above, other than land and building, are 71 months for tenant origination costs, 61 months for leasing commissions/absorption costs, 63 months for net lease intangible assets and 78 months for net lease intangible liabilities.

The difference in the total contract purchase price of $250.0 million for the 2018 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $106.4 million is primarily due to a mortgage note assumed and repaid at settlement ($135.5 million), an acquisition deposit made during 2017 ($6.3 million), and a net credit to the buyer for certain expenditures ($2.4 million), partially offset by capitalized acquisition related costs ($0.6 million).

The difference in the total contract price of $135.0 million for the 2017 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $138.4 million is primarily due to capitalized acquisition-related costs ($2.8 million) and a net credit to the buyer for certain expenditures ($1.0 million), partially offset by the issuance of 12,124 operating partnership units (“Operating Partnership Units”) as part of the consideration ($0.4 million). The Operating Partnership Units are units in WashREIT Watergate 600 OP LP, a consolidated subsidiary of Washington REIT. These Operating Partnership Units may be redeemed for either cash equal to the fair market value of a share of Washington REIT common stock at the time of redemption (based on a 20-day average price) or, at the option of Washington REIT, one registered or unregistered share of Washington REIT common stock. In connection with the 2017 acquisition, we granted registration rights to the two contributors of the Watergate

600 property relating to the resale of any shares issued upon exchange of Operating Partnership Units pursuant to a shelf registration statement that we had an obligation to make available to the contributors approximately one year after the issuance of the Operating Partnership Units. This shelf registration statement was filed on March 8, 2018.

The difference in the total contract price of $244.8 million for the 2016 acquisitions and cash paid for the acquisitions per the consolidated statements of cash flows of $227.4 million is primarily due to acquisition of land for development of $16.0 million and credits received at settlement totaling $1.4 million.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$62,759	$41,109	$21,650	$66,378	$50,157	$16,221
Leasing commissions/absorption costs	126,707	87,660	39,047	123,992	95,115	28,877
Net lease intangible assets	18,062	13,617	4,445	19,362	16,089	3,273
Net lease intangible liabilities	35,530	24,073	11,457	43,230	28,174	15,056
Below-market ground lease intangible asset	12,080	2,093	9,987	12,080	1,903	10,177

Amortization of these combined components during the three years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization expense	$22,723	$14,911	$17,655
Real estate rental revenue (increase) decrease, net	(1,314)	(922)	410
	$21,409	$13,989	$18,065

Amortization of these combined components over the next five years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2019	$13,045	$(1,066)	$11,979
2020	9,513	(399)	9,114
2021	8,716	(567)	8,149
2022	8,214	(756)	7,458
2023	6,278	(1,030)	5,248
Thereafter	24,918	(3,194)	21,724

Variable Interest Entities

In June 2011, we executed a joint venture operating agreement with a real estate development company to develop The Maxwell, a mid-rise multifamily property in Arlington, Virginia. Major construction activities at The Maxwell ended during December 2014, and the building became available for occupancy during the first quarter of 2015. Washington REIT was the 90% owner of the joint venture. The real estate development company owned 10% of the joint venture and was responsible for the development and construction of the property. During the fourth quarter of 2017, we purchased the 10% joint venture interest from the real estate development company for a contract purchase price of $4.1 million. With the completion of this transaction, the joint venture ended and Washington REIT became sole owner of The Maxwell. As a result, we no longer have any VIEs.

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

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of the properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. Depreciation on these properties is discontinued when classified as held for sale, but operating revenues, other operating expenses and interest continue to be recognized through the date of sale.

During the first quarter of 2018, we sold Braddock Metro Center, a 356,000 square foot office property in Alexandria, Virginia for a contract sales price of $93.0 million. Due to then-ongoing negotiations to sell the property, we evaluated Braddock Metro Center for impairment and recognized a $9.1 million impairment charge during 2017 in order to reduce the carrying value of the property to its estimated fair value, less selling costs. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

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

During the second quarter of 2017, we executed a purchase and sale agreement for the sale of Walker House Apartments, a 212- unit multifamily property in Gaithersburg, Maryland, for a contract sales price of $32.2 million. We closed on the sale during the fourth quarter of 2017, recognizing a gain on sale of $23.8 million.

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

We sold our interests in the following properties during the three years ended December 31, 2018:

Disposition Date	Property	Segment	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Sale Price (in thousands)	Gain on Sale (in thousands)
January 19, 2018	Braddock Metro Center	Office	N/A	356,000	$93,000	$—
June 28, 2018	2445 M Street	Office	N/A	292,000	101,600	2,495
		Total 2018		648,000	$194,600	$2,495

October 23, 2017	Walker House Apartments	Multifamily	212	N/A	$32,200	$23,838
		Total 2017			$32,200	$23,838

May 26, 2016	Dulles Station, Phase II (1)	Office	N/A	N/A	$12,100	$527
June 27, 2016	Maryland Office Portfolio Transaction I (2)	Office	N/A	692,000	111,500	23,585
September 22, 2016	Maryland Office Portfolio Transaction II (3)	Office	N/A	491,000	128,500	77,592
		Total 2016		1,183,000	$252,100	$101,704

(1)	Land held for future development and an interest in a parking garage.

(2)	Maryland Office Portfolio Transaction I consists of 6110 Executive Boulevard, 600 Jefferson Plaza, Wayne Plaza and West Gude Drive.

(3)	Maryland Office Portfolio Transaction II consists of 51 Monroe Street and One Central Plaza.

We have fully transferred control of the assets associated with these disposed properties and do not have significant continuing involvement in the operations of these properties.

While the Maryland Office Portfolio, in the aggregate, constitutes an individually significant disposition, it does not qualify for presentation and disclosure as a discontinued operation as it does not represent a strategic shift in our operations.

Real estate rental revenue and net income for the Maryland Office Portfolio for the three years ended December 31, 2018 are as follows:

	Year Ending December 31,
	2018	2017	2016
Real estate rental revenue	$—	$—	$20,266
Net income	—	—	9,376

Casualty Gain

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

NOTE 4: MORTGAGE NOTES PAYABLE

As of December 31, 2018 and 2017, we had outstanding mortgage notes payable, each collateralized by one or more buildings and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2018	2017	Payoff Date/Maturity Date
Yale West (3)	2/21/2014	3.75%	$46,155	$46,629	1/31/2022
Olney Village Center	8/30/2011	4.94%	11,215	13,091	10/1/2023
Kenmore Apartments (4)	2/2/2009	5.37%	—	32,194	8/31/2018
			57,370	91,914
Premiums and discounts, net			2,520	3,385
Debt issuance costs, net			(98)	(158)
			$59,792	$95,141

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

(4) This mortgage note was prepaid, without penalty, in August 2018.

Except as noted above, principal and interest are payable monthly until the maturity date, at which time all unpaid principal and interest are payable in full.

Total cost basis of the above mortgaged properties was $134.3 million and $208.3 million at December 31, 2018 and 2017, respectively.

Scheduled principal payments on the mortgage notes subsequent to December 31, 2018 are as follows (in thousands):

2019	$2,500
2020	2,659
2021	2,829
2022	46,984
2023	2,398
Thereafter	—
$57,370

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

During the first quarter of 2018, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”), the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options, and expands our prior $600.0 million unsecured revolving credit facility that was set to expire in June 2019. The Credit Agreement has an accordion feature that allows us to increase the facility up to $1.5 billion in the aggregate, to the extent the lenders agree to provide additional revolving loan commitments or term loans.

The 2015 Term Loan has a 5.5 year term and currently has an interest rate of one month LIBOR plus 110 basis points, based on Washington REIT's current unsecured debt ratings. We entered into two interest rate swaps to effectively fix the interest rate at 2.7% (see note 7).

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was scheduled to mature in July 2023. The 2018 Term Loan is scheduled to mature in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0% to 0.75% (in each case depending upon Washington REIT’s credit rating). We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

We had previously used interest rate derivatives to effectively fix the interest rate of the 2016 Term Loan. These interest rate derivatives now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. In March 2018, we entered into interest rate derivatives that commenced on June 29, 2018 to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%. The 2018 Term Loan has an all-in fixed interest rate of 2.87%.

The amount of the Revolving Credit Facility unused and available at December 31, 2018 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(188,000)
Unused and available	$512,000

We executed borrowings and repayments on the Revolving Credit Facility during 2018 as follows (in thousands):

Balance at December 31, 2017	$166,000
Borrowings	410,000
Repayments	(388,000)
Balance at December 31, 2018	$188,000

The Revolving Credit Facility bears interest at a rate of either LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.5% and the LIBOR market index rate plus 1.0%. As of December 31, 2018, the interest rate on the facility is LIBOR plus 1.0% and the one month LIBOR was 2.5%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in March 2022, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed capacity, without regard to usage. As of December 31, 2018, the facility fee is 0.20%.

For the three years ended December 31, 2018, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest expense (excluding facility fees)	$6,843	$3,857	$3,272
Facility fees	1,371	1,217	1,220

The Revolving Credit Facility contains and the prior unsecured credit facility that it replaced contained certain financial and non-financial covenants, all of which we have met as of December 31, 2018 and 2017. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2018 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2018	2017	2016
Total revolving credit facilities at December 31	$700,000	$600,000	$600,000
Borrowings outstanding at December 31	188,000	166,000	120,000
Weighted average daily borrowings during the year	230,934	179,633	214,962
Maximum daily borrowings during the year	429,000	252,000	358,000
Weighted average interest rate during the year	2.96%	2.15%	1.52%
Weighted average interest rate on borrowings outstanding at December 31	3.52%	2.54%	1.64%

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

NOTE 6: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2018 and 2017 are as follows (in thousands):

		Effective	December 31,		Payoff Date/
	Coupon/Stated Rate	Rate (1)	2018	2017	Maturity Date (2)
10 Year Unsecured Notes	4.95%	5.05%	250,000	$250,000	10/1/2020
2015 Term Loan	1 Month LIBOR + 110 basis points	2.72%	150,000	150,000	3/15/2021
10 Year Unsecured Notes	3.95%	4.02%	300,000	300,000	10/15/2022
2016 Term Loan (3)	1 Month LIBOR + 165 basis points	2.86%	—	150,000	3/29/2018
2018 Term Loan (3)	1 Month LIBOR + 110 basis points	2.87%	250,000	—	7/21/2023
30 Year Unsecured Notes	7.25%	7.36%	50,000	50,000	2/25/2028
Total principal			1,000,000	900,000
Premiums and discounts, net			(1,189)	(1,580)
Deferred issuance costs, net			(3,414)	(4,062)
Total			$995,397	894,358

(1) For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 7).
(2) No principal amounts are due prior to maturity.
(3) The 2018 Term Loan increased and replaced the 2016 Term Loan (see note 5).

The required principal payments on the unsecured notes and term loans as of December 31, 2018 are as follows (in thousands):

2019	$—
2020	250,000
2021	150,000
2022	300,000
2023	250,000
Thereafter	50,000
$1,000,000

Interest on these notes is payable semi-annually, except for the term loans, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2018. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 6) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 6) to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the scheduled maturity of the 2016 Term Loan on July 21, 2023. On March 29, 2018, we entered into the 2018 Term Loan, a $250.0 million floating interest rate term loan scheduled to mature on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan has an all-in fixed interest rate of 2.87% (see note 5 and note 6).

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for 2018 and 2017 and hedge ineffectiveness did not impact earnings in 2018 and 2017.

The fair values of the interest rate swaps as of December 31, 2018 and 2017, are as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Assets (Liabilities)
				December 31,
Derivative Instrument			Maturity Date	2018	2017
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$2,720	$1,987
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	7,918	7,432
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	$(799)	$—
	$400,000			$9,839	$9,419

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception.

The gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Year Ending December 31,
	2018	2017	2016
Unrealized gain on interest rate hedges	$420	$1,808	$8,161

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that $3.3 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2018, the fair value of the derivative assets, including accrued interest, was $10.6 million, and the fair value of the derivative liabilities, including accrued interest, was $0.8 million. As of December 31, 2018, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2018 and 2017 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018				December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1,364	$—	$1,364	$—	$1,858	$—	$1,858	$—
Interest rate swaps	10,638	—	10,638	—	9,419	—	9,419	—
Liabilities:
Interest rate swaps	(799)	—	(799)	—	—	—	—	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2018 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2018.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash include cash and commercial paper with original maturities of less than 90 days, which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments (Level 1 inputs).

Debt

Mortgage notes payable consist of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Line of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding and capital improvements. The line of credit advances and term loans with floating interest rates are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

As of December 31, 2018 and 2017, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$6,016	$6,016	$9,847	$9,847
Restricted cash	1,624	1,624	2,776	2,776
Mortgage notes payable	59,792	60,398	95,141	97,181
Line of credit payable	188,000	188,000	166,000	166,000
Notes payable	995,397	1,015,210	894,358	931,377

NOTE 9: STOCK BASED COMPENSATION

Washington REIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2018 and 2017.

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

Long-Term Incentive Plan ("LTIP")

Under the LTIP, executive officers earn awards payable, 75% in unrestricted shares and 25% in restricted shares, based on a percentage of salary and the achievement of certain market conditions. For performance periods beginning prior to January 1, 2018, LTIP performance was evaluated based 50% on absolute total shareholder return (“TSR”) and 50% on relative TSR over a three-year evaluation period with a new three-year period initiating under the existing plan each year. During the first quarter of 2018, we amended the LTIP for executive officers to eliminate the absolute TSR component and only utilize relative TSR in the measurement of market condition performance. Under the amended LTIP, relative TSR is evaluated 50% relative to a defined population of peer companies and 50% relative to the FTSE NAREIT Diversified Index. The amendment became effective for three-year performance periods commencing on or after January 1, 2018. The officers' total award opportunities under the LTIP stated as a percentage of base salary ranges from 80% to 150% at target level. The unrestricted shares vest immediately at the end of the three-year performance period, and the restricted shares vest over a one-year period commencing on the January 1 following the end of the three-year performance period.

We recognize compensation expense ratably (over three years for the 75% unrestricted shares and over four years for the 25% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the officer LTIP awards. For three-year performance periods commencing on or after January 1, 2018, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (50% weighting) and relative to the FTSE NAREIT Diversified Index (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, relative to the peer companies and relative to the FTSE NAREIT Diversified Index, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Washington REIT and each of the peer companies. For three-year performance periods commencing prior to January 1, 2018, the market condition performance measurement was based on total shareholder return on an absolute basis (50% weighting) and relative to a defined population of peer companies (50% weighting).

The assumptions used to value the officer LTIP awards were as follows:

	2018 Awards	2017 Awards	2016 Awards
Expected volatility (1)	17.9%	18.5% - 18.7%	18.2%
Risk-free interest rate (2)	2.4%	1.5%	1.3%
Expected term (3)	3 and 4 years	3 and 4 years	3 and 4 years
Share price at grant date	$26.06	$30.84 - $32.69	$27.06
(1) Expected volatility based upon historical volatility of our daily closing share price.
(2) Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3) Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2018 ranged from approximately 8% to 45% for the 50% of the LTIP based on TSR relative to a defined population of peer companies and from 9% to 51% for the 50% of the LTIP based on TSR relative to the FTSE NAREIT Diversified Index.

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

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000 for each of three years ended December 31, 2018.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2018 for all share based awards was $6.7 million, $4.8 million and $3.5 million, respectively, net of capitalized stock-based compensation expense of $0.3 million, $0.2 million and $0.1 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2018 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2015	106,144	$27.71
Granted	251,694	26.01
Vested during year	(211,771)	29.21
Forfeited	(38,368)	26.14
Unvested at December 31, 2016	107,699	26.47
Granted	330,639	32.46
Vested during year	(194,569)	30.50
Forfeited	(7,075)	27.43
Unvested at December 31, 2017	236,694	27.96
Granted	304,087	25.98
Vested during year	(224,150)	27.40
Forfeited	(5,621)	29.43
Unvested at December 31, 2018	311,010	29.07

The total fair value of share grants vested for each of the three years ended December 31, 2018 was $6.1 million, $5.9 million and $6.2 million, respectively.

As of December 31, 2018, the total compensation cost related to non-vested share awards not yet recognized was $7.7 million, which we expect to recognize over a weighted average period of 26 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in 2018, 2017 and 2016 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	2018 Awards		2017 Awards		2016 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$203	$608	$222	$666	$182	$546
Absolute/Index TSR (1)	230	690	100	299	82	246

The unamortized value of these awards with market conditions as of December 31, 2018 was as follows (in thousands):

	2018 Awards		2017 Awards		2016 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative TSR	$158	$427	$111	$222	$39	$—
Absolute/Index TSR (1)	179	484	50	100	18	—
(1) The performance condition for the 2018 awards was evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE NAREIT Diversified Index. The performance conditions for the 2017 and 2016 awards were evaluated based 50% on absolute TSR and 50% on relative TSR.

NOTE 10: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2018, we made contributions to the 401(k) plan of $0.5 million, $0.4 million and $0.4 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of Washington REIT. The deferred compensation liability was $1.1 million and $1.0 million at December 31, 2018 and 2017, respectively.

In November 2005, the board of trustees approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Washington REIT for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2018 and 2017, the accrued benefit liability was $1.4 million and $1.8 million, respectively. For each of the three years ended December 31, 2018, we recognized current service cost of $0.3 million, $0.3 million and $0.2 million, respectively.

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

The computation of basic and diluted earnings per share for the three years ended December 31, 2018 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$25,630	$19,612	$119,288
Net loss attributable to noncontrolling interests	—	56	51
Allocation of undistributed earnings to unvested restricted share awards and units	(526)	(362)	(310)
Adjusted net income attributable to the controlling interests	$25,104	$19,306	$119,029
Denominator:
Weighted average shares outstanding – basic	78,960	76,820	72,163
Effect of dilutive securities:
Operating partnership units	12	9	—
Employee restricted share awards	70	106	176
Weighted average shares outstanding – diluted	79,042	76,935	72,339

Basic net income attributable to the controlling interests per common share	$0.32	$0.25	$1.65
Diluted net income attributable to the controlling interests per common share	$0.32	$0.25	$1.65

Dividends declared per common share	$1.20	$1.20	$1.20

NOTE 12: RENTALS UNDER OPERATING LEASES

As of December 31, 2018, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

2019	$191,252
2020	175,925
2021	153,395
2022	133,359
2023	108,564
Thereafter	304,876
$1,067,371

Apartment leases are not included as the terms are generally for one year. Most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

Real estate tax, operating expense and common area maintenance reimbursement income for the three years ended December 31, 2018 was $33.2 million, $35.4 million and $35.2 million, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2018, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.
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

Real estate rental revenue as a percentage of the total for each of the reportable operating segments for the three years ended December 31, 2018 was as follows:

	Year Ended December 31,
	2018	2017	2016
Office	53%	52%	53%
Multifamily	28%	29%	27%
Retail	19%	19%	20%

The percentage of income producing real estate assets classified as held and used, at cost, for each of the reportable operating segments as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Office	52%	50%
Multifamily	32%	33%
Retail	16%	17%

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2018 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$178,474	$63,222	$95,194	$—	$336,890
Real estate expenses	63,321	15,674	37,235	—	116,230
Net operating income	$115,153	$47,548	$57,959	$—	$220,660
Depreciation and amortization					(121,228)
General and administrative					(22,089)
Interest expense					(51,144)
Loss on extinguishment of debt					(1,178)
Real estate impairment					(1,886)
Gain on sale of real estate					2,495
Net income					25,630
Less: Net loss attributable to noncontrolling interests					—
Net income attributable to the controlling interests					$25,630
Capital expenditures	$42,019	$3,934	$25,117	$963	$72,033
Total assets	$1,248,673	$341,021	$792,170	$35,240	$2,417,104

	Year Ended December 31, 2017
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$167,438	$62,390	$95,250	$—	$325,078
Real estate expenses	62,824	15,186	37,640	—	115,650
Net operating income	$104,614	$47,204	$57,610	$—	$209,428
Depreciation and amortization					(112,056)
General and administrative					(22,580)
Real estate impairment					(33,152)
Interest expense					(47,534)
Other income					507
Gain on sale of real estate					24,915
Income tax benefit					84
Net income					19,612
Less: Net loss attributable to noncontrolling interests					56
Net income attributable to the controlling interests					$19,668
Capital expenditures	$30,407	$2,128	$27,980	$3,866	$64,381
Total assets	$1,203,187	$346,580	$767,279	$42,380	$2,359,426

	Year Ended December 31, 2016
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$165,934	$61,566	$85,764	$—	$313,264
Real estate expenses	64,405	15,860	34,748	—	115,013
Net operating income	$101,529	$45,706	$51,016	$—	$198,251
Depreciation and amortization					(108,406)
General and administrative					(19,545)
Casualty gain					676
Acquisition costs					(1,178)
Interest expense					(53,126)
Other income					297
Gain on sale of real estate					101,704
Income tax benefit					615
Net income					119,288
Less: Net loss attributable to noncontrolling interests					51
Net income attributable to the controlling interests					$119,339
Capital expenditures	$30,337	$8,821	$17,936	$920	$58,014
Total assets	$1,104,589	$352,056	$762,695	$34,279	$2,253,619

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter in each of the years ended December 31, 2018 and 2017 were as follows (in thousands, except for per share data):

	Quarter(1), (2)
	First	Second	Third	Fourth
2018
Real estate rental revenue	$84,881	$86,606	$82,502	$82,901
Net income	$3,299	$10,750	$5,893	$5,688
Net income attributable to the controlling interests	$3,299	$10,750	$5,893	$5,688
Net income per share
Basic	$0.04	$0.14	$0.07	$0.07
Diluted	$0.04	$0.13	$0.07	$0.07
2017
Real estate rental revenue	$77,501	$83,456	$82,819	$81,302
Net income	$6,615	$7,847	$2,813	$2,337
Net income attributable to the controlling interests	$6,634	$7,864	$2,833	$2,337
Net income per share
Basic	$0.09	$0.10	$0.04	$0.03
Diluted	$0.09	$0.10	$0.04	$0.03

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The second quarter of 2018 includes gain on sale of real estate of $2.5 million. The fourth quarter of 2017 includes gain on sale of real estate of $24.9 million. The first quarter of 2018 includes real estate impairment of $1.9 million. The third and fourth quarters of 2017 include real estate impairments of $5.0 million and $28.2 million, respectively.

NOTE 16: SHAREHOLDERS' EQUITY

During the second quarter of 2016, we issued approximately 5.3 million common shares, including 0.7 million shares issued pursuant to the underwriters' over-allotment option, at a price to the public of $28.20 per share. We received net proceeds of approximately $143.4 million.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “2018 Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time under our at-the-market program. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the 2018 Equity Distribution Agreements for the year ended December 31, 2018 were as follows (in thousands; except per share data):

Year Ended December 31, 2018
Issuance of common shares	1,165
Weighted average price per share	$31.18
Net proceeds	$35,472

The 2018 Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. Our issuances and net proceeds on the previous equity distribution agreements for the three years ended December 31, 2018 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2018	2017	2016
Issuance of common shares	—	3,587	904
Weighted average price per share	$—	$32.06	$33.32
Net proceeds	$—	$113,194	$29,579

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2018 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2018	2017	2016
Issuance of common shares	81	80	23
Weighted average price per share	$29.18	$32.25	$30.98
Net proceeds	$1,973	$2,576	$700

NOTE 17: DEFERRED COSTS

As of December 31, 2018 and 2017, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$69,648	$33,351	$36,297	$68,213	$28,523	$39,690
Deferred leasing incentives	25,198	14,081	11,117	24,946	11,114	13,832

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the three years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred leasing costs amortization	$6,442	$6,418	$6,076
Deferred leasing incentives amortization	2,966	3,163	2,994

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Allowance for doubtful accounts
2018	$2,426	$2,136	$(1,001)	$3,561
2017	$2,377	$882	$(833)	$2,426
2016	$2,297	$1,706	$(1,626)	$2,377
Valuation allowance for deferred tax assets
2018	$1,413	$6	$—	$1,419
2017	$2,882	$—	$(1,469)	$1,413
2016	$5,705	$—	$(2,823)	$2,882

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2018			Accumulated Depreciation at December 31, 2018
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$17,999,000	$420,000	$20,677,000	$21,097,000	$12,439,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	13,097,000	336,000	15,093,000	15,429,000	10,797,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	13,326,000	287,000	14,980,000	15,267,000	10,562,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	25,934,000	4,356,000	43,036,000	47,392,000	27,080,000	1982	Aug 1996	274,000	256	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	14,491,000	3,900,000	27,903,000	31,803,000	20,002,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	81,091,000	4,774,000	80,095,000	84,869,000	37,404,000	2007	Feb 2001	215,000	224	28 years
The Clayborne	Virginia	269,000	—	31,192,000	699,000	30,762,000	31,461,000	16,021,000	2008	Jun 2003	60,000	74	26 years
The Kenmore (a)	Washington, DC	28,222,000	33,955,000	19,457,000	28,222,000	53,412,000	81,634,000	16,038,000	1948	Sep 2008	268,000	374	30 years
The Maxwell	Virginia	12,787,000	—	38,086,000	12,848,000	38,025,000	50,873,000	8,919,000	2014	Jun 2011	116,000	163	30 years
The Paramount	Virginia	8,568,000	38,716,000	2,727,000	8,568,000	41,443,000	50,011,000	9,614,000	1984	Oct 2013	141,000	135	30 years
Yale West (a)	Washington, DC	14,684,000	62,069,000	1,288,000	14,684,000	63,357,000	78,041,000	11,170,000	2011	Feb 2014	173,000	216	30 years
The Wellington	Virginia	30,548,000	116,563,000	12,236,000	30,548,000	128,799,000	159,347,000	16,484,000	1960	Jul 2015	600,000	711	30 years
Wellington Land Parcel (Trove) (e)	Virginia	15,000,000	—	45,271,000	—	60,271,000	60,271,000	—	n/a	Jul 2015	—	n/a	n/a
Riverside Apartments	Virginia	38,924,000	184,854,000	29,053,000	38,924,000	213,907,000	252,831,000	20,607,000	1971	May 2016	1,001,000	1,222	30 years
Riverside Apartments Land Parcel (e)	Virginia	15,968,000	—	6,936,000	—	22,904,000	22,904,000	—	n/a	May 2016	—	n/a	n/a
		$177,130,000	$473,916,000	$352,184,000	$148,566,000	$854,664,000	$1,003,230,000	$217,137,000			3,594,000	4,268
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$20,702,000	$892,000	$24,183,000	$25,075,000	$17,895,000	1960	May 1977	101,000		28 years
515 King Street	Virginia	4,102,000	3,931,000	8,663,000	4,102,000	12,594,000	16,696,000	6,714,000	1966	Jul 1992	74,000		50 years
1220 19th Street	Washington, DC	7,803,000	11,366,000	15,878,000	7,803,000	27,244,000	35,047,000	17,343,000	1976	Nov 1995	102,000		30 years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	30,017,000	6,661,000	46,759,000	53,420,000	27,579,000	1973	Oct 1997	170,000		30 years
Silverline Center	Virginia	12,049,000	71,825,000	101,406,000	12,049,000	173,231,000	185,280,000	95,527,000	1972	Nov 1997	547,000		30 years
Courthouse Square	Virginia	—	17,096,000	10,000,000	—	27,096,000	27,096,000	16,505,000	1979	Oct 2000	119,000		30 years
1776 G Street	Washington, DC	31,500,000	54,327,000	9,765,000	31,500,000	64,092,000	95,592,000	34,375,000	1979	Aug 2003	262,000		30 years
Monument II	Virginia	10,244,000	65,205,000	10,745,000	10,244,000	75,950,000	86,194,000	32,037,000	2000	Mar 2007	209,000		30 years
2000 M Street	Washington, DC	—	61,101,000	23,929,000	—	85,030,000	85,030,000	34,798,000	1971	Dec 2007	232,000		30 years
925 Corporate Drive	Virginia	4,518,000	24,801,000	1,960,000	4,518,000	26,761,000	31,279,000	10,852,000	2007	Jun 2010	135,000		30 years
1000 Corporate Drive	Virginia	4,897,000	25,376,000	(123,000)	4,898,000	25,252,000	30,150,000	9,953,000	2009	Jun 2010	137,000		30 years
1140 Connecticut Avenue	Washington, DC	25,226,000	50,495,000	17,842,000	25,226,000	68,337,000	93,563,000	21,610,000	1966	Jan 2011	183,000		30 years
1227 25th Street	Washington, DC	17,505,000	21,319,000	9,465,000	17,505,000	30,784,000	48,289,000	9,924,000	1988	Mar 2011	134,000		30 years
John Marshall II	Virginia	13,490,000	53,024,000	9,522,000	13,490,000	62,546,000	76,036,000	16,479,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	17,750,000	29,885,000	6,630,000	17,750,000	36,515,000	54,265,000	10,841,000	1988	Jun 2012	144,000		30 years
Army Navy Building	Washington, DC	30,796,000	39,315,000	12,935,000	30,796,000	52,250,000	83,046,000	10,195,000	1912	Mar 2014	108,000		30 years
1775 Eye Street, NW	Washington, DC	48,086,000	51,074,000	14,384,000	48,086,000	65,458,000	113,544,000	13,880,000	1964	May 2014	186,000		30 years
Watergate 600	Washington, DC	45,981,000	78,325,000	18,830,000	45,981,000	97,155,000	143,136,000	8,826,000	1972	Apr 2017	278,000		30 years
Arlington Tower	Virginia	$63,970,000	$156,525,000	$5,231,000	$63,970,000	$161,756,000	$225,726,000	$6,939,000	1980	Jan 2018	391,000		30 years
		$345,470,000	$835,213,000	$327,781,000	$345,471,000	$1,162,993,000	$1,508,464,000	$402,272,000			3,735,000

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2018			Accumulated Depreciation at December 31, 2018
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
Retail Centers
Takoma Park	Maryland	$415,000	$1,084,000	$261,000	$366,000	$1,394,000	$1,760,000	$1,201,000	1962	Jul 1963	51,000		50 years
Westminster	Maryland	519,000	1,775,000	9,900,000	519,000	11,675,000	12,194,000	8,282,000	1969	Sep 1972	150,000		37 years
Concord Centre	Virginia	413,000	850,000	6,185,000	413,000	7,035,000	7,448,000	3,826,000	1960	Dec 1973	75,000		33 years
Wheaton Park	Maryland	796,000	857,000	4,877,000	796,000	5,734,000	6,530,000	4,279,000	1967	Sep 1977	74,000		50 years
Bradlee Shopping Center	Virginia	4,152,000	5,383,000	14,746,000	4,152,000	20,129,000	24,281,000	13,582,000	1955	Dec 1984	171,000		40 years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	8,340,000	1,549,000	12,644,000	14,193,000	7,821,000	1975	Sep 1985	49,000		50 years
Shoppes of Foxchase	Virginia	5,838,000	2,979,000	14,953,000	5,838,000	17,932,000	23,770,000	8,537,000	1960	Jun 1994	134,000		50 years
Frederick County Square	Maryland	6,561,000	6,830,000	5,422,000	6,561,000	12,252,000	18,813,000	8,770,000	1973	Aug 1995	227,000		30 years
800 S. Washington Street	Virginia	2,904,000	5,489,000	6,144,000	2,904,000	11,633,000	14,537,000	5,826,000	1955	Jun 1998	46,000		30 years
Centre at Hagerstown	Maryland	13,029,000	25,415,000	2,166,000	13,029,000	27,581,000	40,610,000	15,294,000	2000	Jun 2002	333,000		30 years
Frederick Crossing	Maryland	12,759,000	35,477,000	1,660,000	12,759,000	37,137,000	49,896,000	18,011,000	1999	Mar 2005	295,000		30 years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	1,200,000	4,928,000	14,225,000	19,153,000	6,329,000	1972	May 2006	82,000		30 years
Montrose Shopping Center	Maryland	11,612,000	22,410,000	2,455,000	11,020,000	25,457,000	36,477,000	10,997,000	1970	May 2006	147,000		30 years
Gateway Overlook	Maryland	28,816,000	52,249,000	2,417,000	29,110,000	54,372,000	83,482,000	21,460,000	2007	Dec 2010	220,000		30 years
Olney Village Center (a)	Maryland	15,842,000	39,133,000	2,306,000	15,842,000	41,439,000	57,281,000	11,320,000	1979	Aug 2011	199,000		30 years
Spring Valley Village (f)	Washington, DC	10,836,000	32,238,000	8,623,000	10,836,000	40,861,000	51,697,000	5,591,000	1941	Oct 2014	85,000		30 years
		$120,969,000	$249,498,000	$91,655,000	$120,622,000	$341,500,000	$462,122,000	$151,126,000			2,338,000

Total	$643,569,000	$1,558,627,000	$771,620,000	$614,659,000	$2,359,157,000	$2,973,816,000	$770,535,000	9,667,000	4,268

a) At December 31, 2018, our properties were encumbered by non-recourse mortgage amounts as follows: $11.2 million on Olney Village Center and $46.2 million on Yale West. Mortgage amounts exclude premiums and debt loan costs.

b) The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c) At December 31, 2018, total land, buildings and improvements are carried at $2,066.6 million for federal income tax purposes.

d) The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e) As of December 31, 2018, Washington REIT had under development multifamily properties, the Wellington land parcel (Trove) and Riverside Apartments land parcel. The value not yet placed into service at December 31, 2018 was $60.3 million and $22.9 million, respectively.

f) As of December 31, 2018, Washington REIT had investments in various development, redevelopment and renovation projects, including Spring Valley Village and The Ashby at McLean. The total value of these projects, which has not yet been placed in service, is $4.0 million at December 31, 2018.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Real estate assets
Balance, beginning of period	$2,831,683	$2,725,635	$2,673,891
Additions:
Property acquisitions (1)	220,495	124,306	240,499
Improvements (1)	103,404	84,560	66,840
Deductions:
Impairment write-down	(2,177)	(81,982)	—
Write-off of disposed assets	(2,132)	(2,655)	(1,272)
Property sales	(177,457)	(18,181)	(254,323)
Balance, end of period	$2,973,816	$2,831,683	$2,725,635
Accumulated depreciation
Balance, beginning of period	$690,417	$657,425	$692,608
Additions:
Depreciation	98,141	94,558	88,347
Deductions:
Impairment write-down	(291)	(48,830)	—
Write-off of disposed assets	(1,859)	(1,708)	(486)
Property sales	(15,873)	(11,028)	(123,044)
Balance, end of period	$770,535	$690,417	$657,425

(1) Includes non-cash accruals for capital items.