Form 10-Q
period 2019-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2019-04-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (202) 774-3200
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Beneficial Interest	WRE	NYSE
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
As of April 25, 2019, 80,033,588 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2018 included in Washington Real Estate Investment Trust’s 2018 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Land	$612,692	$614,659
Income producing property	2,276,385	2,271,926
	2,889,077	2,886,585
Accumulated depreciation and amortization	(781,302)	(770,535)
Net income producing property	2,107,775	2,116,050
Properties under development or held for future development	97,288	87,231
Total real estate held for investment, net	2,205,063	2,203,281
Cash and cash equivalents	12,025	6,016
Restricted cash	1,368	1,624
Rents and other receivables	73,293	73,861
Prepaid expenses and other assets	116,718	132,322
Total assets	$2,408,467	$2,417,104
Liabilities
Notes payable, net	$995,750	$995,397
Mortgage notes payable, net	58,805	59,792
Line of credit	228,000	188,000
Accounts payable and other liabilities	67,279	59,567
Dividend payable	—	24,022
Advance rents	10,418	11,736
Tenant security deposits	10,019	10,112
Total liabilities	1,370,271	1,348,626
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 80,029 and 79,910 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	800	799
Additional paid in capital	1,529,916	1,526,574
Distributions in excess of net income	(498,537)	(469,085)
Accumulated other comprehensive income	5,670	9,839
Total shareholders’ equity	1,037,849	1,068,127
Noncontrolling interests in subsidiaries	347	351
Total equity	1,038,196	1,068,478
Total liabilities and equity	$2,408,467	$2,417,104

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue
Real estate rental revenue	$83,174	$84,881
Expenses
Real estate expenses	29,210	29,901
Depreciation and amortization	29,547	29,969
General and administrative expenses	7,429	5,821
Lease origination expenses	378	—
Real estate impairment	8,374	1,886
	74,938	67,577
Real estate operating income	8,236	17,304
Other (expense) income
Interest expense	(12,641)	(12,827)
Loss on extinguishment of debt	—	(1,178)
	(12,641)	(14,005)
Net (loss) income	(4,405)	3,299
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—
Net (loss) income attributable to the controlling interests	$(4,405)	$3,299

Basic net (loss) income attributable to the controlling interests per common share	$(0.06)	$0.04

Diluted net (loss) income attributable to the controlling interests per common share	$(0.06)	$0.04
Weighted average shares outstanding – basic	79,881	78,483
Weighted average shares outstanding – diluted	79,881	78,547

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(4,405)	$3,299
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate hedges	(4,169)	4,065
Comprehensive (loss) income	(8,574)	7,364
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive (loss) income attributable to the controlling interests	$(8,574)	$7,364

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle (see note 2)	—	—	—	(906)	—	(906)	—	(906)
Net loss attributable to the controlling interests	—	—	—	(4,405)	—	(4,405)	—	(4,405)
Unrealized loss on interest rate hedges	—	—	—	—	(4,169)	(4,169)	—	(4,169)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,141)	—	(24,141)	—	(24,141)
Shares issued under dividend reinvestment program	43	—	1,097	—	—	1,097	—	1,097
Share grants, net of forfeitures and tax withholdings	76	1	2,245	—	—	2,246	—	2,246
Balance at March 31, 2019	80,029	$800	$1,529,916	$(498,537)	$5,670	$1,037,849	$347	$1,038,196

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336
Net income attributable to the controlling interests	—	—	—	3,299	—	3,299	—	3,299
Unrealized gain on interest rate hedges	—	—	—	—	4,065	4,065	—	4,065
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(23,719)	—	(23,719)	—	(23,719)
Shares issued under dividend reinvestment program	37	—	717	—	—	717	—	717
Share grants, net of forfeitures and tax withholdings	89	1	1,068	—	—	1,069	—	1,069
Balance, March 31, 2018	78,636	$786	$1,485,765	$(419,633)	$13,484	$1,080,402	$362	$1,080,764

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(4,405)	$3,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,547	29,969
Credit losses on lease related receivables	—	176
Real estate impairment	8,374	1,886
Share-based compensation expense	2,826	1,541
Amortization of debt premiums, discounts and related financing costs	536	446
Loss on extinguishment of debt	—	1,178
Changes in operating other assets	(2,035)	(1,374)
Changes in operating other liabilities	(7,265)	(475)
Net cash provided by operating activities	27,578	36,646
Cash flows from investing activities
Real estate acquisitions, net	—	(106,400)
Net cash received for sale of real estate	—	78,483
Capital improvements to real estate	(7,281)	(7,845)
Development in progress	(6,091)	(4,754)
Non-real estate capital improvements	(67)	(172)
Net cash used in investing activities	(13,439)	(40,688)
Cash flows from financing activities
Line of credit borrowings, net	40,000	94,000
Dividends paid	(48,165)	(47,300)
Principal payments – mortgage notes payable	(610)	(136,309)
Repayments of unsecured term loan debt	—	(150,000)
Proceeds from term loan	—	250,000
Payment of financing costs	(252)	(5,411)
Distributions to noncontrolling interests	(4)	(3)
Proceeds from dividend reinvestment program	1,097	717
Payment of tax withholdings for restricted share awards	(452)	(296)
Net cash (used in) provided by financing activities	(8,386)	5,398
Net increase in cash, cash equivalents and restricted cash	5,753	1,356
Cash, cash equivalents and restricted cash at beginning of period	7,640	12,623
Cash, cash equivalents and restricted cash at end of period	$13,393	$13,979

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,848	$7,416
Change in accrued capital improvements and development costs	8,119	2,675

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,025	$11,510
Restricted cash	1,368	2,469
Cash, cash equivalents and restricted cash	$13,393	$13,979

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both March 31, 2019 and December 31, 2018, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both March 31, 2019 and December 31, 2018, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted in note 3 related to our adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019.

Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard amends existing lease accounting standards for both lessees and lessors.

Lessees

Lessees must classify most leases as either finance or operating leases. For lease contracts, or contracts with an embedded lease, with a duration of more than one year in which we are the lessee, the present value of future lease payments are recognized on our consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

Lessors

Lease contracts currently classified as operating leases are accounted for similarly to as under existing guidance. However, lessors are required to account for each lease and non-lease component, such as common area maintenance or tenant service revenues, of a contract separately. In July 2018, the Financial Accounting Standards Board (“FASB”) issued 2018-11, Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides lessors optional transition relief from implementing this aspect of ASU 2016-02 if the following criteria are met: (1) both components have the same timing and pattern of revenue and (2) if accounted for separately, both components would be classified as an operating lease.

Also under ASU 2016-02, only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs.
We adopted the new standard as of January 1, 2019.
We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and by applying the transitional practical expedients noted below. Under the modified retrospective approach, we recognized a cumulative effect adjustment of $0.9 million to retained earnings as of January 1, 2019 (see note 3 for further discussion of the impact of adoption on our consolidated financial statements). We did not elect the hindsight expedient, which would have allowed us to reevaluate lease terms in calculating lease liabilities as part of adoption.

Under ASU 2018-11, the FASB offered optional transition relief, if elected as a package, and applied consistently by an entity to all of its leases. Accordingly, upon adoption we elected, as a package, the practical expedients for all leases as follows: (1) we will not reassess whether any expired or existing contracts are or contain leases, (2) we will not reassess the lease classification for any expired or existing leases, and (3) we will not reassess initial direct costs for any existing leases.

Pronouncements Not Yet Adopted

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

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Within these notes to the financial statements, we refer to the three months ended March 31, 2019 and March 31, 2018 as the “2019 Quarter” and the “2018 Quarter,” respectively.

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

NOTE 3: REAL ESTATE

Leasing as a lessor

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office and retail segments) under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

We recognize cost reimbursement income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

Parking revenues are derived from leases, monthly parking agreements and transient parking. We recognize parking revenues from leases on a straight-line basis over the lease term and other parking revenues as earned. We recognize transient parking revenue when our performance obligation is met.

Upon adoption of ASU 2016-02, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components is not the primary component of the lease. Accordingly, both lease and non-lease components are presented in “Real estate rental revenue” in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental revenue.

Accounts Receivable

Lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. While collectability is determined not probable, any lease income subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment to our opening distributions in excess of net income balance of $0.9 million, associated with lease related receivables where collection of substantially all operating lease payments is not probable as of January 1, 2019.

Future Minimum Rental Income

As of March 31, 2019, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

2019	$192,841
2020	181,544
2021	159,607
2022	139,518
2023	114,521
Thereafter	343,439
$1,131,470

As of December 31, 2018, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

2019	$191,252
2020	175,925
2021	153,395
2022	133,359
2023	108,564
Thereafter	304,876
$1,067,371

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 52 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized variable rental payments of $0.2 million during each of the 2019 and 2018 Quarters.

Upon adoption of ASU 2016-02, we recognized a right of use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.1 million of right-of-use and lease liability amortization during the 2019 Quarter. In addition, as of January 1, 2019 we reclassified the associated below-market ground lease intangible asset of $10.0 million, net of accumulated amortization of $2.1 million, from Prepaid expenses and other assets to Income producing property on our consolidated balance sheets.

The following table sets forth the undiscounted cash flows of our schedule obligations for future minimum payments on our operating ground lease at March 31, 2019 and a reconciliation of those cash flows to the operating lease liability at March 31, 2019 (in thousands):

2019	$195
2020	260
2021	260
2022	260
2023	260
2024	260
Thereafter	11,895
13,390
Imputed interest	(9,233)
Lease liability	$4,157

Acquisitions

We did not execute any acquisitions during the 2019 Quarter. Properties and land for development acquired during the year ended December 31, 2018 were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Purchase Price (in thousands)
January 18, 2018	Arlington Tower	Office	N/A	391,000	$250,000

The results of operations from acquired operating properties are included in the consolidated statements of operations as of their acquisition dates.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of March 31, 2019.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of March 31, 2019, we had invested $71.3 million and $23.3 million, including the costs of acquiring the land, in The Trove and the development adjacent to Riverside Apartments, respectively.

In the retail segment, we had a redevelopment project to add rentable space at Spring Valley Village. As of March 31, 2019, we had invested $6.6 million in the redevelopment. We substantially completed major construction activities on this project during the fourth quarter of 2018 and placed into service assets totaling $4.3 million.

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of the properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. We had no properties classified as held for sale requiring discontinuation of depreciation during the 2019 Quarter. Operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

We did not sell or classify as held for sale any properties during the 2019 Quarter. We sold our interests in the following properties in 2018:

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

During the first quarter of 2019, we executed a letter of intent for the sale of Quantico Corporate Center, an office property in Stafford, Virginia, consisting of two office buildings totaling 272,000 square feet. The property did not meet the criteria for classification as held for sale as of March 31, 2019. Due to the negotiations to sell the property, we evaluated Quantico Corporate Center for impairment and recognized a $8.4 million impairment charge during the 2019 Quarter in order to reduce the carrying value of the property to its estimated fair value. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

On April 22, 2019, we executed a purchase and sale agreement to sell Quantico Corporate Center for a contract sale price of $33.0 million. We anticipate settlement in the second quarter of 2019. However, there can be no assurances that this proposed sale will be consummated. Upon execution of the purchase and sale agreement and receipt of a non-refundable deposit, we determined that the property met the criteria for classification as held for sale as of that date.

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon Washington REIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Washington REIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2019, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 2.49% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2019 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(228,000)
Unused and available	$472,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2019 Quarter as follows (in thousands):

Balance at December 31, 2018	$188,000
Borrowings	71,000
Repayments	(31,000)
Balance at March 31, 2019	$228,000

NOTE 5: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2015 Term Loan (see note 4) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2016 Term Loan (see note 4) to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan (see note 4) maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan has an all-in fixed interest rate of 2.87% .

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the total change in fair value of the interest rate swap arrangements associated with our cash flow hedges in other comprehensive (loss) income. The resulting unrealized (loss) gain of the cash flow hedges was the only activity in other comprehensive (loss) income during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for all periods presented.

The fair values of the interest rate swaps as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2019	December 31, 2018
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$1,779	$2,720
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	5,808	7,918
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(1,917)	(799)
	$400,000			$5,670	$9,839

We record interest rate swaps on our consolidated balance sheets within prepaid expenses and other assets when in a net asset position and within accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net gains or losses on the effective swaps are recognized in other comprehensive (loss) income, as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Unrealized (loss) gain on interest rate hedges	$(4,169)	$4,065

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $2.7 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2019, the fair value of derivative assets, including accrued interest, was $7.6 million, and the fair value of the derivative liabilities, including accrued interest, was $1.9 million. As of March 31, 2019, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2019 and December 31, 2018 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 5).

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

The fair values of these assets and liabilities at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,476	$—	$1,476	$—	$1,364	$—	$1,364	$—
Interest rate swaps	7,587	—	7,587	—	10,638	—	10,638	—
Liabilities:
Interest rate swaps	$(1,917)	$—	$(1,917)	$—	$(799)	$—	$(799)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2019 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2019 and December 31, 2018, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$12,025	$12,025	$6,016	$6,016
Restricted cash	1,368	1,368	1,624	1,624
Mortgage notes payable, net	58,805	59,973	59,792	60,398
Line of credit	228,000	228,000	188,000	188,000
Notes payable, net	995,750	1,018,430	995,397	1,015,210

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

During the first quarter of 2019, we amended the STIP for executive officers and the STIP and LTIP for non-executive officers and staff to replace the use of core funds available for distribution as a performance metric and performance goal, respectively, with a Leasing Target performance metric and performance goal. Leasing Target means the aggregate annual leasing target amount (measured in square feet of leasing space) as approved by the compensation committee of our board of trustees for a given performance period and performance year, respectively, with respect to our office and retail properties. The amendment became effective as of March 18, 2019 for performance periods beginning on or after January 1, 2019.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.8 million and $1.5 million for the 2019 Quarter and 2018 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.3 million and $0.7 million for the 2019 Quarter and 2018 Quarter, respectively.

The total unvested restricted share awards at March 31, 2019 was 447,908 shares, which had a weighted average grant date fair value of $28.00 per share. As of March 31, 2019, the total compensation cost related to unvested restricted share awards was $10.3 million, which we expect to recognize over a weighted average period of 28 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss) income	$(4,405)	$3,299
Net income attributable to noncontrolling interests in subsidiaries	—	—
Allocation of earnings to unvested restricted share awards	(134)	(144)
Adjusted net (loss) income attributable to the controlling interests	$(4,539)	$3,155
Denominator:
Weighted average shares outstanding – basic	79,881	78,483
Effect of dilutive securities:
Operating partnership units	—	12
Employee restricted share awards	—	52
Weighted average shares outstanding – diluted	79,881	78,547

Basic net (loss) income attributable to the controlling interests per common share	$(0.06)	$0.04
Diluted net (loss) income attributable to the controlling interests per common share	$(0.06)	$0.04

Dividends declared per common share	$0.30	$0.30

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three months ended March 31, 2019 and 2018 from these segments, and reconcile net operating income of reportable segments to net (loss) income attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2019
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$42,293	$16,546	$24,335	$—	$83,174
Real estate expenses	15,224	4,516	9,470	—	29,210
Net operating income	$27,069	$12,030	$14,865	$—	$53,964
Depreciation and amortization					(29,547)
General and administrative expenses					(7,429)
Lease origination expenses					(378)
Interest expense					(12,641)
Real estate impairment					(8,374)
Net loss					(4,405)
Less: Net income attributable to noncontrolling interests in subsidiaries					—
Net loss attributable to the controlling interests					$(4,405)
Capital expenditures	$4,923	$555	$1,803	$67	$7,348
Total assets	$1,238,795	$336,229	$796,525	$36,918	$2,408,467

	Three Months Ended March 31, 2018
	Office	Retail	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$45,547	$15,671	$23,663	$—	$84,881
Real estate expenses	16,302	4,160	9,439	—	29,901
Net operating income	$29,245	$11,511	$14,224	$—	$54,980
Depreciation and amortization					(29,969)
General and administrative expenses					(5,821)
Interest expense					(12,827)
Real estate impairment					(1,886)
Loss on extinguishment of debt					(1,178)
Net income					3,299
Less: Net income attributable to noncontrolling interests in subsidiaries					—
Net income attributable to the controlling interests					$3,299
Capital expenditures	$4,945	$475	$2,425	$172	$8,017
Total assets	$1,361,880	$344,904	$769,643	$41,868	$2,518,295

NOTE 10: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During each of the 2019 and 2018 Quarters, we issued 0 common shares under the Equity Distribution Agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. During the 2018 Quarter, we issued 37,079 common shares under this program at a weighted average price of $28.16 per share, raising $0.7 million in net proceeds. During the 2019 Quarter, we issued 42,842 common shares under this program at a weighted average price of $25.84 per share, raising $1.1 million in net proceeds.

NOTE 11: SUBSEQUENT EVENT

On April 2, 2019, we entered into an agreement of sale to acquire a portfolio of seven multifamily properties, with an aggregate total of 2,113 units, for a contract purchase price of approximately $461.0 million. We expect to settle on the acquisitions, potentially in multiple closings, during the second quarter of 2019. We currently plan to fund the acquisitions through the disposition of select office or retail properties.

In connection with the potential acquisitions, we have obtained a financing commitment to provide an unsecured bridge loan facility in the original principal amount of $450.0 million (the “Bridge Facility”) to fund the potential acquisitions, pursuant to a commitment letter, dated April 2, 2019, from members of our bank group. The Bridge Facility will provide interim funding prior to completing the expected asset sales. As of April 29, 2019, the commitments for the Bridge Facility have not been funded.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019.

We refer to the three months ended March 31, 2019 and March 31, 2018 as the “2019 Quarter” and the “2018 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Washington REIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the risk of failure to complete contemplated acquisitions and dispositions, including completion of the acquisition and disposition transactions described in this quarterly report; the economic health of the greater Washington Metro region; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber attacks; weather conditions and natural disasters; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2018 Form 10-K and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2019 Quarter to the 2018 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail segments and percentage of apartments leased for our multifamily segment.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of March 31, 2019, we owned a diversified portfolio of 48 properties, totaling approximately 6.1 million square feet of commercial space and 4,268 multifamily units, and land held for development. These 48 properties consisted of 19 office properties, 16 retail centers and 13 multifamily properties.

Operating Results

Net (loss) income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net (loss) income attributable to the controlling interests	$(4,405)	$3,299	$(7,704)	(233.5)%
NOI (1)	$53,964	$54,980	$(1,016)	(1.8)%
NAREIT FFO (2)	$33,516	$35,154	$(1,638)	(4.7)%

(1) See page 27 of the MD&A for a reconciliation of NOI to net income.
(2) See page 33 of the MD&A for a reconciliation of NAREIT FFO to net income.

The lower net income attributable to the controlling interests is primarily due to higher real estate impairment ($6.5 million), higher general and administrative expenses ($1.6 million) and lower NOI ($1.0 million) during the 2019 Quarter, partially offset by loss on extinguishment of debt ($1.2 million) during the 2018 Quarter and lower depreciation and amortization ($0.4 million) during the 2019 Quarter.

The lower NOI is primarily due to property sales during 2018 ($2.9 million), partially offset by higher NOI from same-store properties ($1.4 million) and from Arlington Tower ($0.4 million), which was acquired during 2018. The higher same-store NOI is explained in further detail beginning on page 27 (Results of Operations - 2019 Quarter Compared to 2018 Quarter). Same-store ending occupancy decreased to 92.8% as of March 31, 2019, from 93.2% as of March 31, 2018, primarily due to lower occupancy in the office segment.

The lower NAREIT FFO is primarily attributable to the higher general and administrative expenses ($1.6 million) and lower NOI ($1.0 million) during the 2019 Quarter, partially offset by the loss on extinguishment of debt ($1.2 million) during the 2018 Quarter.

Investment and Financing Activity

We did not execute any acquisitions or dispositions during the 2019 Quarter.

Subsequent to the 2019 Quarter, on April 2, 2019, we entered into an agreement of sale to acquire a portfolio of seven multifamily properties, with an aggregate total of 2,113 units, for a contract purchase price of approximately $461.0 million. We expect to settle on the acquisitions, potentially in multiple closings, during the second quarter of 2019. We currently plan to fund the acquisitions through the disposition of select office or retail properties.

Also subsequent to the 2019 Quarter, in connection with the potential acquisitions, we have obtained a financing commitment to provide an unsecured bridge loan facility in the original principal amount of $450.0 million (the “Bridge Facility”) to fund the potential acquisitions, pursuant to a commitment letter, dated April 2, 2019, from members of our bank group. The Bridge Facility will provide interim funding prior to completing the expected asset sales. As of April 29, 2019, the commitments for the Bridge Facility have not been funded.

As of March 31, 2019, the interest rate on the Revolving Credit Facility was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of April 25, 2019, our Revolving Credit Facility has a borrowing capacity of $452.0 million.

Capital Requirements

We have no debt maturities in 2019. We expect to have additional capital requirements as set forth on page 30 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2019 Quarter and 2018 Quarter. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2019 and 2018 (see note 3 to the consolidated financial statements).
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

2019 Quarter Compared to 2018 Quarter

The following table reconciles NOI to net income attributable to the controlling interests and provides the basis for our discussion of our consolidated results of operations and NOI in the 2019 Quarter compared to the 2018 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		All Properties
	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Real estate rental revenue	$77,691	$75,408	$2,283	3.0%	$5,483	$4,634	$—	$—	$—	$4,839	$83,174	$84,881	$(1,707)	(2.0)%
Real estate expenses	27,858	27,000	858	3.2%	1,352	927	—	21	—	1,953	29,210	29,901	(691)	(2.3)%
NOI	$49,833	$48,408	$1,425	2.9%	$4,131	$3,707	$—	$(21)	$—	$2,886	$53,964	$54,980	$(1,016)	(1.8)%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(29,547)	(29,969)	422	(1.4)%
General and administrative expenses											(7,429)	(5,821)	(1,608)	27.6%
Lease origination expenses											(378)	—	(378)
Real estate impairment											(8,374)	(1,886)	(6,488)	344.0%
Interest expense											(12,641)	(12,827)	186	(1.5)%
Loss on extinguishment of debt											—	(1,178)	1,178	(100.0)%
Net (loss) income											(4,405)	3,299	(7,704)	(233.5)%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net (loss) income attributable to the controlling interests											$(4,405)	$3,299	$(7,704)	(233.5)%

(1)	Acquisitions:
2018 Office – Arlington Tower

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
2018 Office – Braddock Metro Center and 2445 M Street

Real Estate Rental Revenue

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) credit losses on lease related receivables, (d) revenue from the collection of lease termination fees and (e) parking and other tenant charges such as percentage rents.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Office	$36,810	$36,074	$736	2.0%
Multifamily	24,335	23,663	672	2.8%
Retail	16,546	15,671	875	5.6%
Total same-store real estate rental revenue	$77,691	$75,408	$2,283	3.0%

•
Office: Increase primarily due to higher recoveries of operating expenses and lease termination fees. New leases at Army Navy Building, 1140 Connecticut Avenue, Monument II and 1901 Pennsylvania Avenue were offset by lease expirations at Watergate 600 and 2000 M Street.

•	Multifamily: Increase primarily due to higher rental rates across the portfolio.

•	Retail: Increase primarily due to new leases at Spring Valley Shopping Center and Gateway Overlook and higher percentage rent.

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($0.4 million) in the first quarter of 2018.

Real estate rental revenue from held for sale and sold properties decreased due to the sale of 2445 M Street ($2.7 million) during the second quarter of 2018 and Braddock Metro Center ($0.2 million) during the first quarter of 2018.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy by segment for the 2019 Quarter and 2018 Quarter was as follows:

	March 31, 2019			March 31, 2018			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	90.4%	81.9%	89.6%	92.3%	94.4%	92.8%	(1.9)%	(12.5)%	(3.2)%
Multifamily	95.6%	N/A	95.6%	95.4%	N/A	95.4%	0.2%	N/A	0.2%
Retail	91.9%	N/A	91.9%	91.1%	N/A	91.1%	0.8%	N/A	0.8%
Total	92.8%	81.9%	92.3%	93.2%	94.4%	93.3%	(0.4)%	(12.5)%	(1.0)%

•
Office: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at Watergate 600, 1600 Wilson Boulevard and 2000 M Street, partially offset by higher ending occupancy at Army Navy Building.

•
Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at The Paramount, Bennett Park, The Ashby at McLean and Roosevelt Towers, partially offset by lower ending occupancy at The Kenmore.

•
Retail: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Randolph Shopping Center and Chevy Chase Metro, partially offset by lower ending occupancy at Concord Centre and Gateway Overlook.

During the 2019 Quarter, we executed new and renewal leases in our office and retail segments as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)	Retention Rate
Office	176	$54.66	17.2%	$124.98	5.7	35.7%
Retail	88	19.92	9.1%	13.98	0.6	56.9%
Total	264	42.68	15.8%	87.72	4.9	40.6%
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2019 Quarter and 2018 Quarter were 35.1% and 35.2%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Office	$13,872	$13,422	$450	3.4%
Multifamily	9,470	9,418	52	0.6%
Retail	4,516	4,160	356	8.6%
Total same-store real estate expenses	$27,858	$27,000	$858	3.2%

•	Office: Increase primarily due to higher real estate tax ($0.2 million), administrative ($0.2 million) and repairs and maintenance ($0.1 million) expenses.

•	Multifamily: Increase primarily due to higher utilities ($0.1 million) and administrative ($0.1 million) expenses, partially offset by lower real estate tax ($0.1 million) expenses.

•	Retail: Increase primarily due to higher snow removal ($0.1 million) and real estate tax ($0.1 million) expenses, with the remainder of the variance spread across several categories.

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to disposition of 2445 M Street.

General and administrative expenses: Increase primarily due to higher share-based compensation ($1.3 million) and severance expenses ($0.6 million) related to a corporate restructuring.

Lease Origination Expenses: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended existing lease accounting standards for both lessees and lessors (see note 2 to the consolidated financial statements). We adopted the new standard for the fiscal year beginning on January 1, 2019. Under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs. We incurred $0.4 million of indirect leasing expenses during the 2019 Quarter.

Real estate impairment: The real estate impairment charge of $8.4 million during the 2019 Quarter reduced the carrying value of Quantico Corporate Center to its estimated fair value (see note 3 to the consolidated financial statements). During the 2018 Quarter, 2445 M Street met the criteria for classification as held for sale. We consequently recorded an impairment charge of $1.9 million in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs.

Interest Expense: Interest expense by debt type for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2019	2018	$ Change	% Change
Notes payable	$10,132	$9,438	$694	7.4%
Mortgage notes payable	666	1,135	(469)	(41.3)%
Line of credit	2,556	2,626	(70)	(2.7)%
Capitalized interest	(713)	(372)	(341)	91.7%
Total	$12,641	$12,827	$(186)	(1.5)%

•	Notes payable: Increase primarily due to executing the $250.0 million term loan in March 2018, which increased and replaced a $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to repayment of the mortgage note secured by Kenmore Apartments in August 2018.

•
Line of credit: Decrease primarily due to lower weighted average borrowings of $210.3 million during the 2019 Quarter, as compared to $310.6 million during the 2018 Quarter. The impact of the lower weighted average borrowings was partially offset by a higher weighted average interest rate of 3.6% during the 2019 Quarter, as compared to 2.6% during the 2018 Quarter.

•	Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington.

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during the 2018 Quarter related to the write-off of unamortized loan origination costs associated with the refinancing of an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan and the execution of an amended, extended and expanded $700.0 million unsecured revolving credit facility.

Liquidity and Capital Resources

Capital Requirements

As of the end of the first quarter of 2019, we summarize our full-year 2019 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;
Approximately $80 - $85 million to invest in our existing portfolio of operating assets, including approximately $25 - $30 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $62.5 - $67.5 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2019, offset by proceeds from potential property dispositions.

Subsequent to the 2019 Quarter, on April 2, 2019, we entered into an agreement of sale to acquire a portfolio of seven multifamily properties, with an aggregate total of 2,113 units, for a contract purchase price of approximately $461.0 million. We expect to settle on the acquisitions, potentially in multiple closings, during the second quarter of 2019. We currently plan to fund the acquisitions through the disposition of select office or retail properties.

Also subsequent to the 2019 Quarter, in connection with the potential acquisitions, we have obtained a financing commitment to provide an unsecured bridge loan facility in the original principal amount of $450.0 million (the “Bridge Facility”) to fund the potential acquisitions, pursuant to a commitment letter, dated April 2, 2019, from members of our bank group. The Bridge Facility will provide interim funding prior to completing the expected asset sales. As of April 29, 2019, the commitments for the Bridge Facility have not been funded.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our $700.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we would seek to “ladder” the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may hedge our variable rate debt to give it an effective fixed interest rate and hedge fixed rate debt to give it an effective variable interest rate.

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Secured Debt	Unsecured Debt		Credit Facility		Total Debt	Average Interest Rate
2019	$—	$—		$—		$—
2020	—	250,000		—		250,000	5.1%
2021	—	150,000	(2)	—		150,000	2.7%
2022	44,517	300,000				344,517	4.0%
2023	—	250,000	(3)	228,000	(1)	478,000	3.2%
2024	—	—		—		—
Thereafter	—	50,000		—		50,000	7.4%
Scheduled principal payments	$44,517	$1,000,000		$228,000		$1,272,517	3.9%
Scheduled amortization payments	12,243	—		—		12,243	4.8%
Net discounts/premiums	2,308	(1,091)		—		1,217
Loan costs, net of amortization	(263)	(3,159)		—		(3,422)
Total maturities	$58,805	$995,750		$228,000		$1,282,555	3.9%

(1) Maturity date for credit facility of March 2023 assumes election of option for two additional 6-month periods.
(2) Washington REIT uses interest rate derivatives to effectively fix the $150.0 million term loan's variable interest rate at 2.72%.
(3) Washington REIT uses interest rate derivatives to effectively fix the $250.0 million term loan's variable interest rate at 2.87%.

The weighted average maturity for our debt is 3.4 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

•
ratio of adjusted net operating income from unencumbered properties satisfying certain criteria specified in the amended and restated credit agreement (“Credit Agreement”) to interest expense on unsecured indebtedness of not less than 1.75 to 1.00; and

•
ratio of unsecured indebtedness to the unencumbered pool value of properties satisfying certain criteria specified in, and valued per the terms of, the Credit Agreement of not more than 0.60 to 1.00 (subject to a higher level following material acquisitions).

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

As of March 31, 2019, we were in compliance with the covenants related to our mortgage notes, Revolving Credit Facility and unsecured notes.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 80.0 million shares were outstanding at March 31, 2019.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2019 Quarter, we issued 0 common shares under the Equity Distribution Agreements.

The Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. During the 2019 Quarter, we did not issue common shares under the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program during the 2019 Quarter was as follows (in thousands; except per share data):

Three Months Ended March 31, 2019
Issuance of common shares	43
Weighted average price per share	$25.84
Net proceeds	$1,097

Preferred Equity

Washington REIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Washington REIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2019, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Net cash provided by operating activities	$27,578	$36,646	$(9,068)	(24.7)%
Net cash used in investing activities	(13,439)	(40,688)	27,249	67.0%
Net cash (used in) provided by financing activities	(8,386)	5,398	(13,784)	(255.4)%

Net cash provided by operating activities decreased primarily due to the sale of 2445 M Street in June 2018.

Net cash used by investing activities decreased primarily due to the acquisition of Arlington Tower during the 2018 Quarter.

Net cash used in financing activities increased primarily due to lower net borrowings on the Revolving Credit Facility in the 2019 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2019 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(4,405)	$3,299
Adjustments:
Depreciation and amortization	29,547	29,969
Real estate impairment	8,374	1,886
NAREIT FFO	$33,516	$35,154

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2019 other than our adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, which changed our policy with respect to estimating credit losses on lease related receivables (see note 3 to the consolidated financial statements). For all other critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 19, 2019.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on March 31, 2019 (in thousands).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal	$—	$250,000	$150,000	$300,000	$250,000	$50,000	$1,000,000	$1,018,430
Interest payments	$34,476	$39,102	$23,665	$22,644	$7,807	$16,313	$144,007
Interest rate on debt maturities	—%	5.1%	2.7%	4.0%	2.9%	7.4%	4.0%
Unsecured variable rate debt (2)
Principal	$—	$—	$—	$—	$228,000	$—	$228,000	$228,000
Variable interest rate on debt maturities	—%	—%	—%	—%	3.5%	—%	3.5%
Mortgages
Principal amortization (3) (30 year schedule)	$1,890	$2,659	$2,829	$46,984	$2,398	$—	$56,760	$59,973
Interest payments	$2,390	$3,046	$2,876	$649	$78	$—	$9,039
Weighted average interest rate on principal amortization	4.7%	4.7%	4.7%	3.8%	4.9%	—%	4.0%
(1) Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap agreements at 2.72% and 2.87%, respectively.
(2) Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.
(3) Excludes net discounts of $2.3 million and net unamortized debt issuance costs of $0.3 million at March 31, 2019.

We entered into various interest rate swap arrangements to swap the floating interest rates under our $250.0 million and $150.0 million term loans. These interest rate swaps, designated and qualifying as cash flow hedges, reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2019 and December 31, 2018 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2019	December 31, 2018
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$895	$1,367
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	884	1,353
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	3,867	5,270
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	1,941	2,648
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(482)	(202)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(477)	(200)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(481)	(199)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(477)	(198)
$400,000					$5,670	$9,839

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 19, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of March 31, 2019, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2019	—	$—	N/A	N/A
February 1 - February 28, 2019	—	—	N/A	N/A
March 1 - March 31, 2019	15,176	27.25	N/A	N/A
Total	15,176	27.25	N/A	N/A

(1) Represents restricted shares surrendered by employees to Washington REIT to satisfy such employees’ applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Washington Real Estate Investment Trust Short-Term Incentive Plan					X
10.2	Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust					X
10.3	Amendment No. 1 to Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101
The following materials from our Quarterly Report on Form 10–Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements
X

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

DATE: April 29, 2019