Form 10-Q
period 2019-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2019-07-30
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 25, 2019, 80,083,801 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Land	$597,258	$526,572
Income producing property	2,407,898	2,055,349
	3,005,156	2,581,921
Accumulated depreciation and amortization	(697,714)	(669,281)
Net income producing property	2,307,442	1,912,640
Properties under development or held for future development	107,969	87,231
Total real estate held for investment, net	2,415,411	1,999,871
Investment in real estate held for sale, net	199,865	203,410
Cash and cash equivalents	5,756	6,016
Restricted cash	1,650	1,624
Rents and other receivables	65,739	63,962
Prepaid expenses and other assets	113,434	123,670
Other assets related to properties held for sale	16,242	18,551
Total assets	$2,818,097	$2,417,104
Liabilities
Notes payable, net	$1,445,444	$995,397
Mortgage notes payable, net	47,563	48,277
Line of credit	218,000	188,000
Accounts payable and other liabilities	62,603	57,946
Dividend payable	—	24,022
Advance rents	8,801	9,965
Tenant security deposits	10,588	9,501
Other liabilities related to properties held for sale	14,390	15,518
Total liabilities	1,807,389	1,348,626
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 80,082 and 79,910 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	801	799
Additional paid in capital	1,532,497	1,526,574
Distributions in excess of net income	(521,661)	(469,085)
Accumulated other comprehensive (loss) income	(1,272)	9,839
Total shareholders’ equity	1,010,365	1,068,127
Noncontrolling interests in subsidiaries	343	351
Total equity	1,010,708	1,068,478
Total liabilities and equity	$2,818,097	$2,417,104

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Real estate rental revenue	$76,820	$75,344	$148,254	$148,989
Expenses
Real estate expenses	28,134	26,919	54,277	53,950
Depreciation and amortization	33,044	27,552	60,101	55,183
General and administrative expenses	5,043	5,649	12,472	11,470
Lease origination expenses	492	—	870	—
Real estate impairment	—	—	8,374	1,886
	66,713	60,120	136,094	122,489
(Loss) gain on sale of real estate	(1,046)	2,495	(1,046)	2,495
Real estate operating income	9,061	17,719	11,114	28,995
Other expense
Interest expense	(15,252)	(13,156)	(27,748)	(25,813)
Loss on extinguishment of debt	—	—	—	(1,178)
	(15,252)	(13,156)	(27,748)	(26,991)
(Loss) income from continuing operations	(6,191)	4,563	(16,634)	2,004
Discontinued operations:
Income from operations of properties sold or held for sale	7,178	6,187	13,216	12,045
Net income (loss)	987	10,750	(3,418)	14,049
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Net income (loss) attributable to the controlling interests	$987	$10,750	$(3,418)	$14,049

Basic net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.08)	$0.06	$(0.21)	$0.02
Discontinued operations	0.09	0.08	0.17	0.15
Net income (loss) attributable to the controlling interests per share (1)	$0.01	$0.14	$(0.05)	$0.18

Diluted net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.08)	$0.06	$(0.21)	$0.02
Discontinued operations	0.09	0.08	0.17	0.15
Net income (loss) attributable to the controlling interests per share (1)	$0.01	$0.13	$(0.05)	$0.18
Weighted average shares outstanding – basic	79,934	78,520	79,908	78,501
Weighted average shares outstanding – diluted	79,934	78,616	79,908	78,582
(1) Earnings per share may not sum due to rounding
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$987	$10,750	$(3,418)	$14,049
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate hedges	(6,942)	2,223	(11,111)	6,288
Comprehensive (loss) income	(5,955)	12,973	(14,529)	20,337
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive (loss) income attributable to the controlling interests	$(5,955)	$12,973	$(14,529)	$20,337

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle (see note 2)	—	—	—	(906)	—	(906)	—	(906)
Net loss attributable to the controlling interests	—	—	—	(3,418)	—	(3,418)	—	(3,418)
Unrealized loss on interest rate hedges	—	—	—	—	(11,111)	(11,111)	—	(11,111)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends	—	—	—	(48,252)	—	(48,252)	—	(48,252)
Shares issued under dividend reinvestment program	64	1	1,672	—	—	1,673	—	1,673
Share grants, net of forfeitures and tax withholdings	108	1	4,251	—	—	4,252	—	4,252
Balance at June 30, 2019	80,082	$801	$1,532,497	$(521,661)	$(1,272)	$1,010,365	$343	$1,010,708

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336
Net income attributable to the controlling interests	—	—	—	14,049	—	14,049	—	14,049
Unrealized gain on interest rate hedges	—	—	—	—	6,288	6,288	—	6,288
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	(47,421)	—	(47,421)	—	(47,421)
Shares issued under dividend reinvestment program	56	1	1,245	—	—	1,246	—	1,246
Share grants, net of forfeitures and tax withholdings	95	1	3,141	—	—	3,142	—	3,142
Balance, June 30, 2018	78,661	$787	$1,488,366	$(432,585)	$15,707	$1,072,275	$358	$1,072,633

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at March 31, 2019	80,029	$800	$1,529,916	$(498,537)	$5,670	$1,037,849	$347	$1,038,196
Net income attributable to the controlling interests	—	—	—	987	—	987	—	987
Unrealized loss on interest rate hedges	—	—	—	—	(6,942)	(6,942)	—	(6,942)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,111)	—	(24,111)	—	(24,111)
Shares issued under Dividend Reinvestment Program	21	1	575	—	—	576	—	576
Share grants, net of share grant amortization and forfeitures	32	—	2,006	—	—	2,006	—	2,006
Balance at June 30, 2019	80,082	$801	$1,532,497	$(521,661)	$(1,272)	$1,010,365	$343	$1,010,708

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2018	78,636	$786	$1,485,765	$(419,633)	$13,484	$1,080,402	$362	$1,080,764
Net income attributable to the controlling interests	—	—	—	10,750	—	10,750	—	10,750
Unrealized gain on interest rate hedges	—	—	—	—	2,223	2,223	—	2,223
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(23,702)	—	(23,702)	—	(23,702)
Shares issued under dividend reinvestment program	19	1	528	—	—	529	—	529
Share grants, net of forfeitures and tax withholdings	6	—	2,073	—	—	2,073	—	2,073
Balance, June 30, 2018	78,661	$787	$1,488,366	$(432,585)	$15,707	$1,072,275	$358	$1,072,633

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(3,418)	$14,049
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,968	59,847
Credit (recoveries) losses on lease related receivables	(133)	778
Real estate impairment	8,374	1,886
Loss (gain) on sale of real estate	1,046	(2,495)
Share-based compensation expense	4,527	3,370
Amortization of debt premiums, discounts and related financing costs	1,404	1,015
Loss on extinguishment of debt	—	1,178
Changes in operating other assets	(5,781)	(998)
Changes in operating other liabilities	(10,444)	(7,925)
Net cash provided by operating activities	60,543	70,705
Cash flows from investing activities
Real estate acquisitions, net	(458,604)	(106,400)
Net cash received for sale of real estate	31,334	175,024
Capital improvements to real estate	(18,634)	(18,094)
Development in progress	(19,445)	(15,428)
Real estate deposits, net	(1,744)	—
Non-real estate capital improvements	(121)	(465)
Net cash (used in) provided by investing activities	(467,214)	34,637
Cash flows from financing activities
Line of credit borrowings, net	30,000	3,000
Dividends paid	(72,274)	(71,002)
Principal payments – mortgage notes payable	(1,231)	(137,083)
Repayments of unsecured term loan debt	—	(150,000)
Proceeds from term loan	450,000	250,000
Payment of financing costs	(1,219)	(5,565)
Distributions to noncontrolling interests	(8)	(7)
Proceeds from dividend reinvestment program	1,673	1,245
Payment of tax withholdings for restricted share awards	(504)	(300)
Net cash provided by (used in) financing activities	406,437	(109,712)
Net decrease in cash, cash equivalents and restricted cash	(234)	(4,370)
Cash, cash equivalents and restricted cash at beginning of period	7,640	12,623
Cash, cash equivalents and restricted cash at end of period	$7,406	$8,253

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$26,418	$25,196
Change in accrued capital improvements and development costs	(5,277)	885
Accrued selling costs related to sale of 2445 M Street	—	727

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,756	$5,952
Restricted cash	1,650	2,301
Cash, cash equivalents and restricted cash	$7,406	$8,253

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income producing real estate properties in the greater Washington metro region. We own a diversified portfolio of commercial office buildings, multifamily buildings and retail centers. During the 2019 Quarter, we executed two purchase and sale agreements for the sale of eight retail properties (see note 3). These properties met the criteria for classification as held for sale as of June 30, 2019 and are classified as discontinued operations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment (see note 11). The acquisitions of multifamily properties and planned dispositions of retail properties are part of a strategic shift away from the retail sector to the multifamily sector. This strategic shift simplifies our portfolio to two reportable segments (office and multifamily) and reduces our exposure to future retail lease expirations.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both June 30, 2019 and December 31, 2018, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both June 30, 2019 and December 31, 2018, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted in note 4 related to our adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019.

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
We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and by applying the transitional practical expedients noted below. Under the modified retrospective approach, we recognized a cumulative effect adjustment of $0.9 million to retained earnings as of January 1, 2019 (see note 4 for further discussion of the impact of adoption on our consolidated financial statements). We did not elect the hindsight expedient, which would have allowed us to reevaluate lease terms in calculating lease liabilities as part of adoption.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of WashREIT, our majority-owned subsidiaries and entities in which WashREIT has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2019 and June 30, 2018 as the “2019 Quarter” and the “2018 Quarter,” respectively, and the six months ended June 30, 2019 and June 30, 2018 as the “2019 Period” and the “2018 Period,” respectively.

Discontinued Operations

We classify properties as held for sale when they meet the necessary criteria, which include: (a) senior management commits to a plan to sell the assets, (b) the assets are available for immediate sale in their present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated, (d) the sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale, within one year, (e) the assets are being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

Revenues and expenses of properties that are either sold or classified as held for sale are presented as discontinued operations for all periods presented in the consolidated statements of operations if the dispositions represent a strategic shift that has (or will have) a major effect on our operations and financial results. Interest on debt that can be identified as specifically attributed to these properties is included in discontinued operations. If the dispositions do not represent a strategic shift that has (or will have) a major effect on our operations and financial results, then the revenues and expenses of the properties that are classified as sold or held for sale are presented as continuing operations in the consolidated statements of operations for all periods presented.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following properties (collectively, the “Assembly Portfolio”) during the 2019 Period:

Acquisition Date	Property	Type	# of units (unaudited)	Contract Purchase Price (in thousands)
April 30, 2019	Assembly Portfolio - Virginia (1)	Multifamily	1,685	$379,100
June 27, 2019	Assembly Portfolio - Maryland (2)	Multifamily	428	82,070
			2,113	$461,170

(1) Consists of Assembly Alexandria, Assembly Manassas, Assembly Dulles, Assembly Leesburg, and Assembly Herndon.
(2) Consists of Assembly Germantown and Assembly Watkins Mill.

The purchase of the Assembly Portfolio (the “2019 acquisition”) was structured as a reverse exchange under Section 1031 of the Internal Revenue Code in a manner such that legal title will be held by a Qualified Intermediary until certain identified properties are sold and the reverse exchange transaction is completed. We retain all of the legal and economic benefits and obligations related to the Assembly Portfolio. As such, the Assembly Portfolio is considered to be a VIE until legal title is transferred to us upon completion of the 1031 exchange, which is expected during the third quarter of 2019. We have consolidated the assets and liabilities of the Assembly Portfolio because we have determined that WashREIT is the primary beneficiary of the Assembly Portfolio.

The results of operations from the 2019 acquisition are included in the consolidated statements of operations as of their acquisition dates and are as follows:

Three and Six Months Ended June 30, 2019
Real estate rental revenue	$5,453
Net loss	(3,481)

We accounted for the 2019 acquisition as an asset acquisition. Accordingly, we capitalized $2.4 million of costs directly associated with the acquisition. We measured the value of the acquired physical assets (land and building) and in-place leases (absorption costs) by allocating the total cost of the acquisition on a relative fair value basis.

The total cost of the acquisition of the Assembly Portfolio was as follows (in thousands):

Contract purchase price	$461,170
Credit to seller	(2,252)
Capitalized acquisition costs	2,362
Total	$461,280

We have recorded the total cost of the acquisition of the Assembly Portfolio as follows (in thousands):

Land	$80,102
Building	367,427
Absorption costs	13,751
Total	$461,280

The weighted remaining average life for the leasing commissions/absorption costs is five months.

The difference in the total cost of the acquisition of $461.3 million and the acquisition cost per the consolidated statements of cash flows of $458.6 million is primarily due to credits received at settlement totaling $2.4 million and additional acquisition-related costs not paid at closing of $0.3 million.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of June 30, 2019.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of June 30, 2019, we had invested $81.7 million and $23.6 million, including the costs of acquiring the land, in The Trove and the development adjacent to Riverside Apartments, respectively.

We also had a redevelopment project to add rentable space at Spring Valley Village, a retail center in Washington, DC. As of June 30, 2019, we had invested $6.5 million in the redevelopment. We substantially completed major construction activities on this project during the fourth quarter of 2018 and placed into service assets totaling $4.2 million.

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of the properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders. We had eight properties classified as held for sale requiring discontinuation of depreciation during the 2019 Quarter. Operating revenues, other operating expenses and interest will continue to be recognized until the date of sale.

We classified as held for sale or sold the following properties during 2019 and 2018:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands)
July 23, 2019	Shopping Center Portfolio (1)	Retail	800,000	$485,250	N/A
N/A	Power Center Portfolio (2)	Retail	850,000	84,600	N/A
June 26, 2019	Quantico Corporate Center	Office	272,000	33,000	(1,046)
		Total 2019	1,922,000	$602,850	$(1,046)

January 19, 2018	Braddock Metro Center	Office	356,000	$93,000	$—
June 28, 2018	2445 M Street	Office	292,000	101,600	2,495
		Total 2018	648,000	$194,600	$2,495

(1) Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.
(2) Consists of three retail properties: Centre at Hagerstown, Frederick Crossing and Frederick County Square. The contract sales price listed in this table reflects the purchase and sale agreement in place as of June 30, 2019. Subsequent to the end of the 2019 Quarter, the purchase and sale agreement to sell the Power Center Portfolio was amended to include only Frederick Crossing and Frederick County Square.

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

During the first quarter of 2019, we executed a letter of intent for the sale of Quantico Corporate Center, an office property in Stafford, Virginia, consisting of two office buildings totaling 272,000 square feet. The property did not meet the criteria for classification as held for sale as of March 31, 2019. Due to the negotiations to sell the property, we evaluated Quantico Corporate Center for impairment and recognized an $8.4 million impairment charge during the first quarter of 2019 in order to reduce the carrying value of the property to its estimated fair value. We based this fair valuation on the expected sale price from a potential sale. There are few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active. On April 22, 2019, we executed a purchase and sale agreement to sell Quantico Corporate Center for a contract sale price of $33.0 million. On June 26, 2019, we sold Quantico Corporate Center, recognizing a loss on sale of real estate of $1.0 million.

We have fully transferred control of the assets associated with the sold properties: Quantico Corporate Center, 2445 M Street and Braddock Metro Center.

In June 2019, we entered into two separate purchase and sale agreements with two separate buyers to sell the Shopping Center Portfolio and the Power Center Portfolio (collectively, the “Retail Portfolio”). As of June 30, 2019, we had a non-refundable deposit from the potential buyer of the Shopping Center Portfolio and expected to receive a non-refundable deposit from the potential buyer of the Power Center Portfolio in July 2019. As of June 30, 2019, the properties in the Retail Portfolio met the criteria for classification as held for sale. The disposition of the Retail Portfolio represents a strategic shift that will have a major effect on our financial results and we have accordingly reported the Retail Portfolio as discontinued operations. The Retail Portfolio represents a majority of our retail assets and we have determined that our retail line of business is no longer a reportable segment (see note 11).

We closed on the Shopping Center Portfolio sale transaction on July 23, 2019. Prior to closing on the disposition of the Shopping Center Portfolio, we prepaid the mortgage note secured by Olney Village Center, incurring a loss on extinguishment of debt of approximately $0.8 million, which we will recognize in the third quarter of 2019.

Subsequent to the end of the 2019 Quarter, the purchase and sale agreement to sell the Power Center Portfolio was amended to include only Frederick Crossing and Frederick County Square. We currently expect to close on this sale transaction during the third quarter of 2019. Following the amendment to the purchase and sale agreement to sell the Power Center Portfolio, we marketed Centre at Hagerstown for sale and identified a potential buyer. We have executed a letter of intent for the sale of Centre at Hagerstown to a separate buyer. We have not yet entered into a purchase and sale agreement with the potential buyer, but assuming we are able to do so, we expect to close on the sale during the third quarter of 2019. No assurance can be given that any of these power center sales will be completed.

As of June 30, 2019, we anticipate the disposition of certain properties prior to the end of their useful lives. We assessed these properties for impairment as of June 30, 2019 and did not recognize any impairment charges during the 2019 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2019. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real estate rental revenue	$12,334	$11,262	$24,074	$22,498
Real estate expenses	(2,641)	(2,584)	(5,708)	(5,454)
Depreciation and amortization	(2,377)	(2,326)	(4,867)	(4,664)
Interest expense	(138)	(165)	(283)	(335)
Income from operations of properties sold or held for sale	$7,178	$6,187	$13,216	$12,045

Basic net income per share	$0.09	$0.08	$0.17	$0.15
Diluted net income per share	$0.09	$0.08	$0.17	$0.15

Capital expenditures	$810	$617	$1,583	$905

As of June 30, 2019 and December 31, 2018, assets related to the Retail Portfolio were as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$88,087	$88,087
Income producing property	217,313	216,577
	305,400	304,664
Accumulated depreciation and amortization	(105,535)	(101,254)
Income producing property, net	199,865	203,410
Rents and other receivables	9,526	9,898
Prepaid expenses and other assets	6,716	8,653
Total assets	$216,107	$221,961

As of June 30, 2019 and December 31, 2018, liabilities related to the Retail Portfolio were as follows (in thousands):

	June 30, 2019	December 31, 2018
Mortgage notes payable, net	$10,476	$11,515
Accounts payable and other liabilities	1,570	1,620
Advance rents	1,628	1,771
Tenant security deposits	716	612
Liabilities related to properties sold or held for sale	$14,390	$15,518

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessor

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office and retail properties) under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our multifamily and commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Upon adoption of ASU 2016-02, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components are not the primary component of the lease. Accordingly, both lease and non-lease components are presented in “Real estate rental revenue” in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental revenue.

Accounts Receivable

Lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income recognized subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment to our opening distributions in excess of net income balance of $0.9 million, associated with lease related receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019.

Future Minimum Rental Income

As of June 30, 2019, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

2019	$77,813
2020	147,274
2021	129,169
2022	113,740
2023	96,577
Thereafter	308,503
$873,076

As of December 31, 2018, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands):

2019	$154,260
2020	143,566
2021	125,008
2022	108,688
2023	89,969
Thereafter	253,749
$875,240

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 52 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized variable rental payments of $0.3 million during each of the 2019 and 2018 Quarters and $0.6 million during each of the 2019 and 2018 Periods.

Upon adoption of ASU 2016-02, we recognized a right of use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.1 million of right-of-use and lease liability amortization during each of the 2019 Quarter and 2019 Period. In addition, as of January 1, 2019 we reclassified the associated below-market ground lease intangible asset of $10.0 million, net of accumulated amortization of $2.1 million, from Prepaid expenses and other assets to Income producing property on our consolidated balance sheets.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease as of June 30, 2019 and a reconciliation of those cash flows to the operating lease liability as of June 30, 2019 (in thousands):

2019	$130
2020	260
2021	260
2022	260
2023	260
2024	260
Thereafter	11,895
13,325
Imputed interest	(9,231)
Lease liability	$4,094

NOTE 5: UNSECURED LINE OF CREDIT PAYABLE

During the first quarter of 2018, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”), the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans.

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2019, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 2.40% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in March 2022, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was scheduled to mature in July 2023. The 2018 Term Loan is scheduled to mature in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon WashREIT’s credit rating). We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2019 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(218,000)
Unused and available	$482,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2019 Period as follows (in thousands):

Balance at December 31, 2018	$188,000
Borrowings	552,000
Repayments	(522,000)
Balance at June 30, 2019	$218,000

NOTE 6: NOTES PAYABLE

On April 30, 2019, we entered into a six-month, $450.0 million unsecured term loan facility (“2019 Term Loan”), maturing on October 30, 2019 with an option to extend for a six-month period. The 2019 Term Loan bears interest, at WashREIT’s option, at a rate of either LIBOR plus a margin ranging from 0.75% to 1.65% or the base rate plus a margin ranging 0.0% to 0.65% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR rate plus 1.0%. The 2019 Term Loan currently has an interest rate of one-week LIBOR plus 100 basis points, based on WashREIT’s current unsecured debt rating. As of June 30, 2019, $450.0 million of borrowings were outstanding and the all-in rate was 3.39%. The 2019 Term Loan was used to fund the acquisition of the Assembly Portfolio (see note 3).

Subsequent to end of 2019 Quarter, we repaid $350.0 million of the borrowings on the 2019 Term Loan with proceeds from the sale of the Shopping Center Portfolio (see note 3).

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2015 Term Loan (see note 5) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2016 Term Loan (see note 5) to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan (see note 5) maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan has an all-in fixed interest rate of 2.87%.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the total change in fair value of the interest rate swap arrangements associated with our cash flow hedges in other comprehensive (loss) income. The resulting unrealized (loss) gain of the cash flow hedges was the only activity in other comprehensive (loss) income during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were highly effective for all periods presented.

The fair values of the interest rate swaps as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2019	December 31, 2018
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$191	$2,720
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	2,423	7,918
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(3,886)	(799)
	$400,000			$(1,272)	$9,839

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized (loss) gain on interest rate swaps	$(6,942)	$2,223	$(11,111)	$6,288

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.6 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2019, the fair value of derivative assets, including accrued interest, was $2.6 million, and the fair value of the derivative liabilities, including accrued interest, was $3.9 million. As of June 30, 2019, we have not posted any collateral related to these agreements.

Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreements. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. We monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration.

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

The only assets or liabilities we had at June 30, 2019 and December 31, 2018 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,585	$—	$1,585	$—	$1,364	$—	$1,364	$—
Interest rate swaps	2,614	—	2,614	—	10,638	—	10,638	—
Liabilities:
Interest rate swaps	$(3,886)	$—	$(3,886)	$—	$(799)	$—	$(799)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2019 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2019 and December 31, 2018, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,756	$5,756	$6,016	$6,016
Restricted cash	1,650	1,650	1,624	1,624
Mortgage notes payable, net (1)	47,563	48,544	48,277	48,368
Line of credit	218,000	218,000	188,000	188,000
Notes payable, net	1,445,444	1,475,299	995,397	1,015,210

(1)	Excludes mortgage note secured by Olney Village Center classified as Other liabilities related to properties held for sale.

The mortgage note secured by Olney Village Center has been reclassified to Other liabilities related to properties held for sale (see note 3). As of June 30, 2019 and December 31, 2018, the carrying values and estimated fair values of the mortgage note secured by Olney Village Center were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes payable, net	$10,476	$11,108	$11,515	$12,030

NOTE 9: STOCK BASED COMPENSATION

WashREIT maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

During the first quarter of 2019, we amended the STIP for executive officers and the STIP and LTIP for non-executive officers and staff to replace the use of core funds available for distribution as a performance metric and performance goal, respectively, with a Leasing Target performance metric and performance goal. Leasing Target means the aggregate annual leasing target amount (measured in square feet of leasing space) as approved by the compensation committee of our board of trustees for a given performance period and performance year, respectively, with regards to our office and retail properties. The amendments became effective as of March 18, 2019 for performance periods beginning on or after January 1, 2019.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.7 million and $1.8 million for the 2019 Quarter and 2018 Quarter, respectively, and $4.5 million and $3.4 million for the 2019 Period and 2018 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.7 million and $1.1 million for the 2019 Period and 2018 Period, respectively.

The total unvested restricted share awards at June 30, 2019 was 441,867 shares, which had a weighted average grant date fair value of $28.02 per share. As of June 30, 2019, the total compensation cost related to unvested restricted share awards was $8.8 million, which we expect to recognize over a weighted average period of 26 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
(Loss) income from continuing operations	$(6,191)	$4,563	$(16,634)	$2,004
Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Allocation of earnings to unvested restricted share awards to continuing operations	(133)	(144)	(267)	(289)
Adjusted (loss) income from continuing operations attributable to the controlling interests	(6,324)	4,419	(16,901)	1,715
Income from discontinued operations	7,178	6,187	13,216	12,045
Adjusted net income (loss) attributable to the controlling interests	$854	$10,606	$(3,685)	$13,760
Denominator:
Weighted average shares outstanding – basic	79,934	78,520	79,908	78,501
Effect of dilutive securities:
Operating partnership units	—	12	—	12
Employee restricted share awards	—	84	—	69
Weighted average shares outstanding – diluted	79,934	78,616	79,908	78,582
Earnings per common share, basic:
Continuing operations	$(0.08)	$0.06	$(0.21)	$0.02
Discontinued operations	0.09	0.08	0.17	0.15
Basic net income (loss) attributable to the controlling interests per common share (1)	$0.01	$0.14	$(0.05)	$0.18
Earnings per common share, diluted:
Continuing operations	$(0.08)	$0.06	$(0.21)	$0.02
Discontinued operations	0.09	0.08	0.17	0.15
Diluted net income (loss) attributable to the controlling interests per common share (1)	$0.01	$0.13	$(0.05)	$0.18

Dividends declared per common share	$0.30	$0.30	$0.60	$0.60

(1) Earnings per share may not sum due to rounding.

NOTE 11: SEGMENT INFORMATION

We previously had three reportable segments: office, multifamily and retail. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the greater Washington metro region. Retail properties are typically grocery store-anchored neighborhood centers that include other small shop tenants or regional power centers with several junior box tenants. During the 2019 Quarter, we executed purchase and sale agreements for the sale of eight retail properties (see note 3). These properties met the criteria for classification as held for sale as of June 30, 2019 and are classified as discontinued operations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment, and have been classified within “Corporate and other” on our segment disclosure tables. The planned dispositions of the eight retail properties are part of a strategic shift away from the retail sector. This strategic shift simplifies our portfolio to two reportable segments (office and multifamily) and reduces our exposure to future retail lease expirations.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and six months ended June 30, 2019 and 2018 from these segments, and reconcile net operating income of reportable segments to net income (loss) attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$42,061	$29,887	$4,872	$76,820
Real estate expenses	15,565	11,226	1,343	28,134
Net operating income	$26,496	$18,661	$3,529	$48,686
Depreciation and amortization				(33,044)
General and administrative expenses				(5,043)
Lease origination expenses				(492)
Interest expense				(15,252)
Loss on sale of real estate				(1,046)
Discontinued operations:
Income from operations of properties sold or held for sale				7,178
Net income				987
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$987
Capital expenditures	$5,385	$5,296	$726	$11,407
Total assets	$1,196,703	$1,260,847	$360,547	$2,818,097

	Three Months Ended June 30, 2018
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$47,273	$23,552	$4,519	$75,344
Real estate expenses	16,361	9,276	1,282	26,919
Net operating income	$30,912	$14,276	$3,237	$48,425
Depreciation and amortization				(27,552)
General and administrative expenses				(5,649)
Interest expense				(13,156)
Gain on sale of real estate				2,495
Discontinued operations:
Income from operations of properties sold or held for sale				6,187
Net income				10,750
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$10,750
Capital expenditures	$4,444	$4,935	$1,163	$10,542
Total assets	$1,253,594	$773,997	$381,537	$2,409,128

	Six Months Ended June 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$84,354	$54,222	$9,678	$148,254
Real estate expenses	30,789	20,696	2,792	54,277
Net operating income	$53,565	$33,526	$6,886	$93,977
Depreciation and amortization				(60,101)
General and administrative				(12,472)
Leasing origination expense				(870)
Interest expense				(27,748)
Real estate impairment				(8,374)
Loss on sale of real estate				(1,046)
Discontinued operations:
Income from operations of properties sold or held for sale				13,216
Net loss				(3,418)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(3,418)
Capital expenditures	$10,308	$7,099	$1,348	$18,755

	Six Months Ended June 30, 2018
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$92,820	$47,215	$8,954	$148,989
Real estate expenses	32,663	18,715	2,572	53,950
Net operating income	$60,157	$28,500	$6,382	$95,039
Depreciation and amortization				(55,183)
General and administrative				(11,470)
Interest expense				(25,813)
Gain on sale of real estate				2,495
Real estate impairment				(1,886)
Loss on extinguishment of debt				(1,178)
Discontinued operations:
Income from operations of properties sold or held for sale				12,045
Net income				14,049
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$14,049
Capital expenditures	$9,389	$7,360	$1,810	$18,559
(1) Net operating income includes the retail properties not classified as discontinued operations: Takoma Park, Westminster, Concord Center, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village, and total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

NOTE 12: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During each of the 2019 and 2018 Quarters and Periods, we issued no common shares under the Equity Distribution Agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program were used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Issuance of common shares	21	19	64	56
Weighted average price per share	$26.97	$29.97	$26.23	$28.80
Net proceeds	$576	$529	$1,673	$1,246

NOTE 13: SUBSEQUENT EVENT

During the 2019 Quarter, we executed a purchase and sale agreement for the acquisition of Cascade at Landmark, a 277-unit multifamily property in Alexandria, Virginia, for a contract purchase price of $69.8 million. We closed on this acquisition on July 23, 2019.

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

We refer to the three months ended June 30, 2019 and June 30, 2018 as the “2019 Quarter” and the “2018 Quarter,” respectively, and the six months ended June 30, 2019 and June 30, 2018 as the “2019 Period” and the “2018 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the risk of failure to enter into/and or complete contemplated dispositions at all, within the price ranges anticipated and on the terms and timing anticipated; the economic health of the greater Washington Metro region; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions and natural disasters; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2018 Form 10-K and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2019 Quarter to the 2018 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail properties and percentage of apartments leased for our multifamily properties.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of June 30, 2019, we owned a diversified portfolio of 53 properties, totaling approximately 5.8 million square feet of commercial space and 6,381 multifamily units, and land held for development. These 53 properties consisted of 17 office properties, 16 retail centers and 20 multifamily properties.

During the 2019 Quarter, we acquired seven multifamily properties in Virginia and Maryland with a total of 2,113 units, known as the Assembly Portfolio, for a contract purchase price of $461.2 million. Additionally, during the 2019 Quarter, we also executed a purchase and sale agreement for the sale of five retail shopping centers (see note 3 to the condensed consolidated financial statements), which sale closed in July 2019. In addition, we also currently expect to sell three retail power centers in the third quarter 2019 - Frederick Crossing and Frederick County Square in Frederick, Maryland, and Centre at Hagerstown, in Hagerstown, Maryland. Frederick Crossing and Frederick County Square are currently under contract, and subject to customary closing conditions, however no assurance can be given that any of these power center sales will be completed. These five retail shopping centers and three retail power centers met the criteria for classification as held for sale as of June 30, 2019 and are classified as discontinued operations.

After giving effect to the sale of these five retail shopping centers in July 2019 and the expected sale of these three retail power centers, our remaining retail properties would consist of: Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village. These remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment (see note 11 to the condensed consolidated financial statements).

The acquisitions of multifamily properties and planned dispositions of retail properties are part of a strategic shift away from the retail sector to the multifamily sector. This strategic shift simplifies our portfolio to two reportable segments (office and multifamily) and reduces our exposure to future retail lease expirations.

Operating Results

Net (loss) income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net income attributable to the controlling interests	$987	$10,750	$(9,763)	(90.8)%
NOI (1)	$48,686	$48,425	$261	0.5%
NAREIT FFO (2)	$37,454	$38,133	$(679)	(1.8)%

(1) See page 33 of the MD&A for a reconciliation of NOI to net income.
(2) See page 42 of the MD&A for a reconciliation of NAREIT FFO to net income.

The lower net income attributable to the controlling interests is primarily due to higher depreciation and amortization ($5.5 million), a gain on sale of real estate in the 2018 Quarter ($2.5 million), a loss on sale of real estate in the 2019 Quarter ($1.0 million), higher interest expense ($2.1 million) and higher lease origination expenses ($0.5 million), partially offset by higher income from discontinued operations ($1.0 million), lower general and administrative expenses ($0.6 million) and higher NOI ($0.3 million).

The higher NOI is primarily due to the acquisition of Assembly Portfolio ($3.4 million), partially offset by sale of 2445 M Street ($2.6 million) during the 2018 Quarter and lower NOI from Arlington Tower ($0.3 million) and same-store properties ($0.3 million). The lower same-store NOI is explained in further detail beginning on page 33 (Results of Operations - 2019 Quarter Compared to 2018 Quarter). Same-store ending occupancy decreased to 93.3% as of June 30, 2019 from 94.7% as of June 30, 2018, primarily due to lower occupancy in the office segment.

The lower NAREIT FFO is primarily attributable to higher interest ($2.1 million) and lease origination ($0.5 million) expenses, partially offset by higher income from discontinued operations ($1.0 million), lower general and administrative expenses ($0.6 million) and higher NOI ($0.3 million) during the 2019 Quarter.

Investment and Financing Activity

Significant investment and financing transactions during the 2019 Period included the following:

•
The acquisition of the Assembly Portfolio, consisting of seven multifamily properties in Virginia and Maryland with a total of 2,113 units, for a contract purchase price of $461.2 million. In connection with the acquisition of these properties, we obtained the 2019 Term Loan in the original principal amount of $450.0 million (see note 6 to the condensed consolidated financial statements).

•	The disposition of Quantico Corporate Center, an office property in Stafford, Virginia, consisting of two office buildings totaling 272,000 square feet for a contract sales price of $33.0 million.

During the 2019 Quarter, we entered into two separate purchase and sale agreements to sell the Retail Portfolio (see note 3 to the condensed consolidated financial statements). We closed on the Shopping Center Portfolio sale transaction on July 23, 2019. Prior to closing on the disposition of the Shopping Center Portfolio, we prepaid the mortgage note secured by Olney Village Center, incurring a loss on extinguishment of debt of approximately $0.8 million. We repaid $350.0 million of the borrowings on the 2019 Term Loan with proceeds from the sale of the Shopping Center Portfolio.

Subsequent to the end of the 2019 Quarter, the purchase and sale agreement to sell the Power Center Portfolio was amended to include only Frederick Crossing and Frederick County Square, which we currently expect to close on during the third quarter of 2019. We have an executed letter of intent for the sale of Centre at Hagerstown to a separate buyer. We have not yet entered into a purchase and sale agreement with the potential buyer for the sale of Centre at Hagerstown, but assuming we are able to do so, we expect to close on the sale of Centre at Hagerstown during the third quarter of 2019.

As of June 30, 2019, the properties in the Retail Portfolio met the criteria for classification as held for sale. The disposition of Retail Portfolio represents a strategic shift that will have a major effect on our financial results and we have accordingly reported the Retail Portfolio as discontinued operations. The Retail Portfolio represents a majority of our retail assets and we have determined that our retail line of business is no longer a reportable segment (see note 11).

Also during the 2019 Quarter, we executed a purchase and sale agreement for the acquisition of Cascade at Landmark, a 277-unit multifamily property in Alexandria, Virginia, for a contract purchase price of $69.8 million. We closed on this acquisition on July 23, 2019.

As of June 30, 2019, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of July 25, 2019, our Revolving Credit Facility has a borrowing capacity of $500.0 million.

Capital Requirements

We have no debt maturities in 2019. We expect to have additional capital requirements as set forth on page 39 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2019 Quarter and 2018 Quarter. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2019 and 2018 (see note 3 to the consolidated financial statements).
Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, real estate impairment and gain or loss on extinguishment of debt. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2019 Quarter Compared to 2018 Quarter

The following table reconciles NOI to net income attributable to the controlling interests and provides the basis for our discussion of our consolidated results of operations and NOI in the 2019 Quarter compared to the 2018 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		Consolidated
	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Real estate rental revenue	$64,267	$63,826	$441	0.7%	$11,118	$5,904	$—	$—	$1,435	$5,614	$76,820	$75,344	$1,476	2.0%
Real estate expenses	24,185	23,492	693	2.9%	3,441	1,311	—	64	508	2,052	28,134	26,919	1,215	4.5%
NOI	$40,082	$40,334	$(252)	(0.6)%	$7,677	$4,593	$—	$(64)	$927	$3,562	$48,686	$48,425	$261	0.5%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(33,044)	(27,552)	(5,492)	19.9%
General and administrative expenses											(5,043)	(5,649)	606	(10.7)%
Lease origination expenses											(492)	—	(492)	—%
(Loss) gain on sale of real estate											(1,046)	2,495	(3,541)	(141.9)%
Interest expense											(15,252)	(13,156)	(2,096)	15.9%
Discontinued operations (4):
Income from properties sold or held for sale											7,178	6,187	991	16.0%
Net income											987	10,750	(9,763)	(90.8)%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net income attributable to the controlling interests											$987	$10,750	$(9,763)	(90.8)%

(1)	Acquisitions:
2019 Multifamily - Assembly Portfolio
2018 Office - Arlington Tower

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
2019 Office - Quantico Corporate Center
2018 Office - 2445 M Street

(4)	Discontinued operations:
2019 Retail - Wheaton Park, Bradlee Shopping Center, Shoppes of Foxchase, Gateway Overlook, Olney Village Center, Frederick County Square, Centre at Hagerstown and Frederick Crossing

Real Estate Rental Revenue

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) credit losses on lease related receivables, (d) revenue from the collection of lease termination fees and (e) parking and other tenant charges such as percentage rents.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Office	$34,961	$35,755	$(794)	(2.2)%
Multifamily	24,434	23,552	882	3.7%
Other	4,872	4,519	353	7.8%
Total same-store real estate rental revenue	$64,267	$63,826	$441	0.7%

•
Office: Decrease primarily due to lower rental revenue ($0.5 million) due to lease expirations at Watergate 600 and 2000 M Street and higher rent abatements ($0.5 million), partially offset by higher lease termination fees ($0.3 million).

•	Multifamily: Increase primarily due to higher rental rates across the portfolio.

Real estate rental revenue from acquisitions increased due to the acquisition of Assembly Portfolio ($5.4 million) during the 2019 Quarter, partially offset by lower real estate rental revenue from Arlington Tower ($0.2 million).

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of 2445 M Street ($4.2 million) during the 2018 Quarter.

Ending occupancy is calculated as occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for properties classified as continuing operations by segment for the 2019 Quarter and 2018 Quarter was as follows:

	June 30, 2019			June 30, 2018			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	91.8%	81.9%	90.7%	95.4%	82.3%	93.1%	(3.6)%	(0.4)%	(2.4)%
Multifamily	95.4%	95.4%	95.4%	95.2%	N/A	95.2%	0.2%	N/A	0.2%
Other	88.7%	N/A	88.7%	89.0%	N/A	89.0%	(0.3)%	N/A	(0.3)%
Total	93.3%	93.1%	93.2%	94.7%	82.3%	93.7%	(1.4)%	10.8%	(0.5)%

•
Office: The decrease in same-store ending occupancy was primarily due to lower ending occupancy at Watergate 600, 1227 25th Street and 1600 Wilson Boulevard, partially offset by higher ending occupancy at Army Navy Building.

•
Multifamily: The increase in same-store ending occupancy was primarily due to higher ending occupancy at Riverside and The Ashby at McLean, partially offset by lower ending occupancy at The Kenmore and The Wellington.

During the 2019 Quarter, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	84	$43.39	5.9%	$81.14	7.1
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2019 Quarter and 2018 Quarter were 36.6% and 35.7%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Office	$13,663	$12,998	$665	5.1%
Multifamily	9,179	9,212	(33)	(0.4)%
Other	1,343	1,282	61	4.8%
Total same-store real estate expenses	$24,185	$23,492	$693	2.9%

•	Office: Increase primarily due to higher real estate tax ($0.4 million) and administrative ($0.3 million) expenses.

•	Multifamily: Decrease primarily due to lower utilities ($0.1 million) and real estate tax ($0.1 million) expenses, partially offset by higher administrative expenses ($0.1 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of the Assembly Portfolio ($6.9 million), partially offset by lower depreciation and amortization at Arlington Tower ($0.5 million), same-store properties ($0.5 million) and the disposition of Quantico Corporate Center ($0.4 million).

General and administrative expenses: Decrease primarily due to the reversal of a tax liability related to a prior acquisition.

Lease Origination Expenses: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended existing lease accounting standards for both lessees and lessors (see note 2 to the condensed consolidated financial statements). We adopted the new standard for the fiscal year beginning on January 1, 2019. Under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs. We incurred $0.5 million of indirect leasing expenses during the 2019 Quarter.

Loss (gain) on sale of real estate: The loss during 2019 Quarter is due to the sale of Quantico Corporate Center. Gain during the 2018 Quarter is due to completion of the sale of 2445 M Street. An amendment to the purchase and sale agreement executed during the second quarter of 2018 increased the contract sales price to $101.6 million.

Interest Expense: Interest expense by debt type for the three months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2019	2018	$ Change	% Change
Notes payable	$13,168	$9,978	$3,190	32.0%
Mortgage notes payable	519	961	(442)	(46.0)%
Line of credit	2,354	2,607	(253)	(9.7)%
Capitalized interest	(789)	(390)	(399)	102.3%
Total	$15,252	$13,156	$2,096	15.9%

•	Notes payable: Increase primarily due to executing the 2019 Term Loan in April 2019, which was used to partially fund the acquisitions during the 2019 Quarter.

•	Mortgage notes payable: Decrease primarily due to repayment of the mortgage note secured by Kenmore Apartments in August 2018.

•
Line of credit: Decrease primarily due to lower weighted average borrowings of $190.8 million during the 2019 Quarter, as compared to $260.8 million during the 2018 Quarter. The impact of the lower weighted average borrowings was partially offset by a higher weighted average interest rate of 3.5% during the 2019 Quarter, as compared to 2.9% during the 2018 Quarter.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington and the capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments.

Income from discontinued operations: Increase primarily due to higher recoveries ($0.7 million) and rental income ($0.3 million) from retail properties classified as discontinued operations.

2019 Period Compared to 2018 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2019 Period compared to the 2018 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Real estate rental revenue	$128,816	$126,627	$2,189	1.7%	$16,601	$10,538	$—	$—	$2,837	$11,824	$148,254	$148,989	$(735)	(0.5)%
Real estate expenses	48,489	47,100	1,389	2.9%	4,793	2,238	—	85	995	4,527	54,277	53,950	327	0.6%
NOI	$80,327	$79,527	$800	1.0%	$11,808	$8,300	$—	$(85)	$1,842	$7,297	$93,977	$95,039	$(1,062)	(1.1)%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(60,101)	(55,183)	(4,918)	8.9%
General and administrative expenses											(12,472)	(11,470)	(1,002)	8.7%
Lease origination expenses											(870)	—	(870)	—%
Real estate impairment											(8,374)	(1,886)	(6,488)	344.0%
(Loss) gain on sale of real estate											(1,046)	2,495	(3,541)	(141.9)%
Interest expense											(27,748)	(25,813)	(1,935)	7.5%
Loss on extinguishment of debt											—	(1,178)	1,178	(100.0)%
Discontinued operations (4):
Income from properties sold or held for sale											13,216	12,045	1,171	9.7%
Net (loss) income											(3,418)	14,049	(17,467)	(124.3)%
Less: Net income attributable to noncontrolling interests											—	—	—
Net (loss) income attributable to the controlling interests											$(3,418)	$14,049	$(17,467)	(124.3)%

(1)	Acquisitions:
2019 Multifamily - Assembly Portfolio
2018 Office – Arlington Tower

(2)	Development/redevelopment:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
2019 Office - Quantico Corporate Center
2018 Office – Braddock Metro Center and 2445 M Street

(4)	Discontinued operations:
2019 Retail - Wheaton Park, Bradlee Shopping Center, Shoppes of Foxchase, Gateway Overlook, Olney Village Center, Frederick County Square, Centre at Hagerstown and Frederick Crossing

Real Estate Rental Revenue

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) credit losses on lease related receivables, (d) revenue from the collection of lease termination fees and (e) parking and other tenant charges such as percentage rents.

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Office	$70,369	$70,458	$(89)	(0.1)%
Multifamily	48,769	47,215	1,554	3.3%
Other	9,678	8,954	724	8.1%
Total same-store real estate rental revenue	$128,816	$126,627	$2,189	1.7%

•
Office: Decrease primarily due to higher rent abatements ($0.7 million) and lower rental income ($0.4 million) due to lease expirations at Watergate 600 and 1600 Wilson Boulevard, partially offset by higher lease termination fees ($0.6 million) and higher operating expense reimbursements ($0.3 million).

•	Multifamily: Increase primarily due to higher rental rates ($1.3 million) and lower rent abatements ($0.2 million) across the portfolio.

Real estate rental revenue from acquisitions increased due to the acquisition of Assembly Portfolio ($5.5 million) in the 2019 Period and Arlington Tower ($0.6 million) in the 2018 Period.

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of 2445 M Street ($8.7 million) during the 2018 Quarter and Braddock Metro Center ($0.4 million) during the first quarter of 2018; partially offset by the sale of Quantico Corporate Center ($0.1 million) during the 2019 Quarter.

During the 2019 Period, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	260	$50.68	12.8%	$110.78	6.1
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2019 Period and 2018 Period were 36.6% and 36.2%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Office	$27,048	$25,898	$1,150	4.4%
Multifamily	18,649	18,630	19	0.1%
Other	2,792	2,572	220	8.6%
Total same-store real estate expenses	$48,489	$47,100	$1,389	2.9%

•	Office: Increase primarily due to higher real estate tax ($0.6 million) and administrative ($0.6 million) expenses.

•	Multifamily: Increase primarily due to higher administrative ($0.1 million) and contract maintenance ($0.1 million) expenses, offset by lower real estate tax ($0.2 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to acquisition of Assembly Portfolio ($6.9 million), partially offset by lower depreciation and amortization at Arlington Tower ($0.6 million), same-store properties ($0.5 million) and the dispositions of Quantico Corporate Center ($0.5 million) and 2445 M Street ($0.4 million).

General and administrative expenses: Increase primarily due to higher share-based compensation ($1.2 million) and severance expenses ($0.7 million) related to a corporate restructuring, partially offset by the reversal of a transfer tax liability related to an acquisition from prior years ($0.7 million).

Lease Origination Expenses: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended existing lease accounting standards for both lessees and lessors (see note 2 to the consolidated financial statements). We adopted the new standard for the fiscal year beginning on January 1, 2019. Under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs. We incurred $0.9 million of indirect leasing expenses during the 2019 Period.

Real estate impairment: The real estate impairment charge of $8.4 million during the first quarter of 2019 reduced the carrying value of Quantico Corporate Center to its estimated fair value (see note 3 to the consolidated financial statements). During the first quarter of 2018, 2445 M Street met the criteria for classification as held for sale. We consequently recorded an impairment charge of $1.9 million during the first quarter of 2018 in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs.

Loss (gain) on sale of real estate: The loss during 2019 Period is due to the sale of Quantico Corporate Center. Gain during the 2018 Period is due to completion of the sale of 2445 M Street. An amendment to the purchase and sale agreement executed during the second quarter of 2018 increased the contract sales price to $101.6 million.

Interest Expense: Interest expense by debt type for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2019	2018	$ Change	% Change
Notes payable	$23,300	$19,416	$3,884	20.0%
Mortgage notes payable	1,040	1,926	(886)	(46.0)%
Line of credit	4,910	5,233	(323)	(6.2)%
Capitalized interest	(1,502)	(762)	(740)	97.1%
Total	$27,748	$25,813	$1,935	7.5%

•	Notes payable: Increase primarily due to executing the 2019 Term Loan in April 2019 and a $250.0 million term loan in March 2018, which increased and replaced a $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by the Kenmore Apartments in August 2018.

•
Line of credit: Decrease primarily due to weighted average borrowings of $200.5 million during the 2019 Period as compared to $285.6 million during the 2018 Period. The impact of the lower weighted average borrowings was partially offset by a higher weighted average interest rate of 3.5% during the 2019 Period, as compared to 2.8% during the 2018 Period.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington, and the capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments.

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during the 2018 Period related to the write-off of unamortized loan origination costs associated with the refinancing of an existing $150.0 million seven-year unsecured term loan with a $250.0 million five-year unsecured term loan and the execution of an amended, extended and expanded $700 million unsecured revolving credit facility (see note 5 to the consolidated financial statements).

Income from discontinued operations: Increase primarily due to higher recoveries ($0.7 million) and rental income ($0.5 million) from retail properties classified as discontinued operations.

Liquidity and Capital Resources

Capital Requirements

As of the end of the second quarter of 2019, we summarize our full-year 2019 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•
Approximately $80 - $85 million to invest in our existing portfolio of operating assets, including approximately $22.5 - $27.5 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $47.5 - $52.5 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2019, offset by proceeds from potential property dispositions.

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

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Secured Debt		Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2019	$10,232	(1)	$450,000	(2)	$—		$460,232	3.4%
2020	—		250,000		—		250,000	5.1%
2021	—		150,000	(3)	—		150,000	2.7%
2022	44,517		300,000				344,517	4.0%
2023	—		250,000	(4)	218,000	(5)	468,000	3.1%
2024	—		—		—		—
Thereafter	—		50,000		—		50,000	7.4%
Scheduled principal payments	$54,749		$1,450,000		$218,000		$1,722,749	3.7%
Scheduled amortization payments	1,391		—		—		1,391	4.0%
Net premiums/discounts	2,098		(993)		—		1,105
Loan costs, net of amortization	(199)		(3,563)		—		(3,762)
Total	$58,039		$1,445,444		$218,000		$1,721,483	3.7%

(1)	The balance includes the mortgage note payable secured by Olney Village Center, which has been reclassified to Other liabilities related to properties held for sale.

(2)
Maturity date for the $450.0 million term loan facility in October 2019 excludes the option for an additional 6-month period. The loan currently bears interest at LIBOR plus 100 basis points (see note 6 to the condensed consolidated financial statements).

(3)	WashREIT uses interest rate swaps to effectively fix the $150.0 million term loan's variable interest rate at 2.72%.

(4)	WashREIT uses interest rate swaps to effectively fix the $250.0 million term loan's variable interest rate at 2.87%.

(5)	Maturity date for credit facility in March 2023 assumes election of option for two additional 6-month periods.

The weighted average maturity for our debt is 2.4 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

•
ratio of adjusted net operating income from unencumbered properties satisfying certain criteria specified in the amended and restated credit agreement (“Revolving Credit Agreement”) to interest expense on unsecured indebtedness of not less than 1.75 to 1.00; and

•
ratio of unsecured indebtedness to the unencumbered pool value of properties satisfying certain criteria specified in, and valued per the terms of, the Revolving Credit Agreement of not more than 0.60 to 1.00 (subject to a higher level following material acquisitions).

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

As of June 30, 2019, we were in compliance with the covenants related to our mortgage notes, Revolving Credit Facility and unsecured notes.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 80.1 million shares were outstanding at June 30, 2019.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2019 Quarter, no common shares were issued under the Equity Distribution Agreements.

The Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. During the 2019 Quarter and 2019 Period and the 2018 Quarter and 2018 Period, we did not issue common shares under the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program are summarized as follows (in thousands; except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Issuance of common shares	21	19	64	56
Weighted average price per share	$26.97	$29.97	$26.23	$28.80
Net proceeds	$576	$529	$1,673	$1,246

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2019, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Net cash provided by operating activities	$60,543	$70,705	$(10,162)	(14.4)%
Net cash (used in) provided by investing activities	(467,214)	34,637	(501,851)	1,448.9%
Net cash provided by (used in) financing activities	406,437	(109,712)	516,149	(470.5)%

Net cash provided by operating activities decreased primarily due to the the sale of 2445 M Street in June 2018, partially offset by the acquisition of the Assembly Portfolio during the 2019 Quarter.

Net cash used in investing activities increased primarily due to the acquisition of the Assembly Portfolio during the 2019 Quarter.

Net cash provided by financing activities increased primarily due to borrowings under the 2019 Term Loan used to fund the acquisition of the Assembly Portfolio during the 2019 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2019 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) in its NAREIT FFO White Paper - 2018 Restatement as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties; impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for equity real estate investment trusts (REITs) because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently. NAREIT FFO is a non-GAAP measure.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$987	$10,750	$(3,418)	$14,049
Adjustments:
Depreciation and amortization	33,044	27,552	60,101	55,183
Real estate impairment	—	—	8,374	1,886
Net loss (gain) on sale of depreciable real estate	1,046	(2,495)	1,046	(2,495)
Income from discontinued operations	(7,178)	(6,187)	(13,216)	(12,045)
Funds from continuing operations	27,899	29,620	52,887	56,578
Discontinued operations:
Income from discontinued operations	7,178	6,187	13,216	12,045
Depreciation and amortization	2,377	2,326	4,867	4,664
Funds from discontinued operations	9,555	8,513	18,083	16,709
NAREIT FFO	$37,454	$38,133	$70,970	$73,287

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the six months ended June 30, 2019 other than our adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, which changed our policy with respect to estimating credit losses on lease related receivables (see note 3 to the consolidated financial statements). For all other critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 19, 2019.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on June 30, 2019 (in thousands).

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1), (2)
Principal	$450,000	$250,000	$150,000	$300,000	$250,000	$50,000	$1,450,000	$1,475,299
Interest payments	$24,629	$39,102	$23,665	$22,644	$7,807	$16,313	$134,160
Interest rate on debt maturities	3.4%	5.1%	2.7%	4.0%	2.9%	7.4%	3.8%
Unsecured variable rate debt (3)
Principal	$—	$—	$—	$—	$218,000	$—	$218,000	$218,000
Variable interest rate on debt maturities	—%	—%	—%	—%	3.4%	—%	3.4%
Mortgages (4), (5)
Principal amortization (30 year schedule)	$10,486	$529	$560	$44,565	$—	$—	$56,140	$59,652
Interest payments	$1,313	$2,520	$2,490	$412	$—	$—	$6,735
Weighted average interest rate on principal amortization	4.9%	3.8%	3.8%	3.8%	—%	—%	4.0%

(1)
Includes $450.0 million term loan facility with floating interest rates, currently based on LIBOR plus 100 basis points. The maturity date in 2019 excludes the option for an additional six-month period.

(2)
Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap agreements at 2.72% and 2.87%, respectively.

(3)	Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.

(4)
Principal amortization in 2019 reflects the prepayment during the third quarter of 2019 of the mortgage note secured by Olney Village Center, which has been reclassified to Other liabilities related to properties held for sale.

(5)	Principal amortization excludes net premiums of $2.1 million and net unamortized debt issuance costs of $0.2 million as of June 30, 2019.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2019 and December 31, 2018 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2019	December 31, 2018
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$100	$1,367
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	91	1,353
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	1,615	5,270
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	808	2,648
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(974)	(202)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(970)	(200)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(973)	(199)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(969)	(198)
$400,000					$(1,272)	$9,839

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

There have not been any changes in WashREIT’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, WashREIT’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of June 30, 2019, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1
Purchase and sale agreement, dated April 2, 2019, for the Assembly Portfolio by and among Washington Real Estate Investment Trust and Barton’s Crossing LP, Magazine Carlyle Station LP, Magazine Fox Run LP, Magazine Glen LP, Magazine Lionsgate LP, Magazine Village At McNair Farms LP, and Magazine Watkins Station LP
X
10.2	First amendment to purchase and sale agreement, dated April 19, 2019, for the Assembly Portfolio					X
10.3
Commitment Letter, dated April 2, 2019, from Wells Fargo Bank, National Association, Wells Securities, LLC, PNC Bank, National Association, KeyBank National Association and Capital One, National Association
X
10.4	Term Loan Agreement, dated April 30, 2019, by and among Washington Real Estate Investment Trust, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders or agents	8-K	001-06622	10.1	5/1/2019
10.5	Purchase and Sale Agreement, dated June 26, 2019, by and between Washington Real Estate Investment Trust and Global Retail Investors, LLC	8-K	001-06622	10.1	7/26/2019
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File Because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Taxonomy Extension Schema Document					X
101.CAL	Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Taxonomy Extension Definition Linkbase Document					X
101.LAB	Taxonomy Extension Label Linkbase Document					X
101.PRE	Taxonomy Extension Presentation Linkbase Document					X

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

DATE: July 29, 2019