Form 10-Q
period 2019-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2019-10-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 24, 2019, 80,594,744 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2018 included in Washington Real Estate Investment Trust’s 2018 Annual Report on Form 10-K.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Land	$611,797	$526,572
Income producing property	2,486,966	2,055,349
	3,098,763	2,581,921
Accumulated depreciation and amortization	(724,433)	(669,281)
Net income producing property	2,374,330	1,912,640
Properties under development or held for future development	110,572	87,231
Total real estate held for investment, net	2,484,902	1,999,871
Investment in real estate held for sale, net	—	203,410
Cash and cash equivalents	12,931	6,016
Restricted cash	1,578	1,624
Rents and other receivables	69,414	63,962
Prepaid expenses and other assets	106,251	123,670
Other assets related to properties held for sale	—	18,551
Total assets	$2,675,076	$2,417,104
Liabilities
Notes payable, net	$996,455	$995,397
Mortgage notes payable, net	47,319	48,277
Line of credit	211,000	188,000
Accounts payable and other liabilities	75,735	57,946
Dividend payable	—	24,022
Advance rents	9,475	9,965
Tenant security deposits	10,849	9,501
Other liabilities related to properties held for sale	—	15,518
Total liabilities	1,350,833	1,348,626
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 80,292 and 79,910 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	803	799
Additional paid in capital	1,539,734	1,526,574
Distributions in excess of net income	(212,978)	(469,085)
Accumulated other comprehensive (loss) income	(3,659)	9,839
Total shareholders’ equity	1,323,900	1,068,127
Noncontrolling interests in subsidiaries	343	351
Total equity	1,324,243	1,068,478
Total liabilities and equity	$2,675,076	$2,417,104

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Real estate rental revenue	$80,259	$71,001	$228,513	$219,990
Expenses
Real estate expenses	30,692	25,988	84,969	79,938
Depreciation and amortization	37,340	27,951	97,441	83,134
General and administrative expenses	6,045	5,267	18,517	16,737
Lease origination expenses	416	—	1,286	—
Real estate impairment	—	—	8,374	1,886
	74,493	59,206	210,587	181,695
(Loss) gain on sale of real estate	—	—	(1,046)	2,495
Real estate operating income	5,766	11,795	16,880	40,790
Other expense
Interest expense	(14,198)	(12,342)	(41,946)	(38,155)
Loss on extinguishment of debt	—	—	—	(1,178)
	(14,198)	(12,342)	(41,946)	(39,333)
(Loss) income from continuing operations	(8,432)	(547)	(25,066)	1,457
Discontinued operations:
Income from operations of properties sold or held for sale	2,942	6,440	16,158	18,485
Gain on sale of real estate	339,024	—	339,024	—
Loss on extinguishment of debt	(764)	—	(764)	—
Income from discontinued operations	341,202	6,440	354,418	18,485
Net income	332,770	5,893	329,352	19,942
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Net income attributable to the controlling interests	$332,770	$5,893	$329,352	$19,942

Basic net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.10)	$(0.01)	$(0.31)	$0.01
Discontinued operations	4.24	0.08	4.41	0.23
Net income attributable to the controlling interests per share (1)	$4.14	$0.07	$4.10	$0.25

Diluted net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.10)	$(0.01)	$(0.31)	$0.01
Discontinued operations	4.24	0.08	4.41	0.23
Net income attributable to the controlling interests per share (1)	$4.14	$0.07	$4.10	$0.25
Weighted average shares outstanding – basic	79,981	79,076	79,933	78,695
Weighted average shares outstanding – diluted	79,981	79,076	79,933	78,802
(1) Earnings per share may not sum due to rounding

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$332,770	$5,893	$329,352	$19,942
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate hedges	(2,387)	1,474	(13,498)	7,762
Comprehensive income	330,383	7,367	315,854	27,704
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to the controlling interests	$330,383	$7,367	$315,854	$27,704

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle (see note 4)	—	—	—	(906)	—	(906)	—	(906)
Net income attributable to the controlling interests	—	—	—	329,352	—	329,352	—	329,352
Unrealized loss on interest rate hedges	—	—	—	—	(13,498)	(13,498)	—	(13,498)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends	—	—	—	(72,339)	—	(72,339)	—	(72,339)
Equity issuances, net of issuance costs	145	2	3,679	—	—	3,681	—	3,681
Shares issued under dividend reinvestment program	128	1	3,429	—	—	3,430	—	3,430
Share grants, net of forfeitures and tax withholdings	109	1	6,052	—	—	6,053	—	6,053
Balance, September 30, 2019	80,292	$803	$1,539,734	$(212,978)	$(3,659)	$1,323,900	$343	$1,324,243

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2017	78,510	$785	$1,483,980	$(399,213)	$9,419	$1,094,971	$365	$1,095,336
Net income attributable to the controlling interests	—	—	—	19,942	—	19,942	—	19,942
Unrealized gain on interest rate hedges	—	—	—	—	7,762	7,762	—	7,762
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(71,478)	—	(71,478)	—	(71,478)
Equity issuances, net of issuance costs	1,165	11	35,461	—	—	35,472	—	35,472
Shares issued under dividend reinvestment program	74	1	1,810	—	—	1,811	—	1,811
Share grants, net of forfeitures and tax withholdings	95	1	4,874	—	—	4,875	—	4,875
Balance, September 30, 2018	79,844	$798	$1,526,125	$(450,749)	$17,181	$1,093,355	$354	$1,093,709

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2019	80,082	$801	$1,532,497	$(521,661)	$(1,272)	$1,010,365	$343	$1,010,708
Net income attributable to the controlling interests	—	—	—	332,770	—	332,770	—	332,770
Unrealized loss on interest rate hedges	—	—	—	—	(2,387)	(2,387)	—	(2,387)
Dividends	—	—	—	(24,087)	—	(24,087)	—	(24,087)
Equity offerings, net of issuance costs	145	2	3,679	—	—	3,681	—	3,681
Shares issued under Dividend Reinvestment Program	64	—	1,757	—	—	1,757	—	1,757
Share grants, net of share grant amortization and forfeitures	1	—	1,801	—	—	1,801	—	1,801
Balance, September 30, 2019	80,292	$803	$1,539,734	$(212,978)	$(3,659)	$1,323,900	$343	$1,324,243

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2018	78,661	$787	$1,488,366	$(432,585)	$15,707	$1,072,275	$358	$1,072,633
Net income attributable to the controlling interests	—	—	—	5,893	—	5,893	—	5,893
Unrealized gain on interest rate hedges	—	—	—	—	1,474	1,474	—	1,474
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,057)	—	(24,057)	—	(24,057)
Equity issuances, net of issuance costs	1,165	11	35,461	—	—	35,472	—	35,472
Shares issued under dividend reinvestment program	18	—	565	—	—	565	—	565
Share grants, net of forfeitures and tax withholdings	—	—	1,733	—	—	1,733	—	1,733
Balance, September 30, 2018	79,844	$798	$1,526,125	$(450,749)	$17,181	$1,093,355	$354	$1,093,709

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$329,352	$19,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,367	90,119
Credit (recoveries) losses on lease related receivables	(45)	1,077
Real estate impairment	8,374	1,886
Gain on sale of real estate	(337,978)	(2,495)
Share-based compensation expense	6,265	5,064
Amortization of debt premiums, discounts and related financing costs	2,632	1,565
Loss on extinguishment of debt	764	1,178
Changes in operating other assets	(12,353)	(9,233)
Changes in operating other liabilities	(8,098)	(8,229)
Net cash provided by operating activities	91,280	100,874
Cash flows from investing activities
Real estate acquisitions, net	(528,588)	(106,400)
Net cash received for sale of real estate	582,551	174,297
Capital improvements to real estate	(30,588)	(33,437)
Development in progress	(26,884)	(25,036)
Non-real estate capital improvements	(317)	(626)
Net cash (used in) provided by investing activities	(3,826)	8,798
Cash flows from financing activities
Line of credit borrowings, net	23,000	17,000
Dividends paid	(96,361)	(95,059)
Principal payments – mortgage notes payable	(12,596)	(169,480)
Repayments of unsecured term loan debt	(450,000)	(150,000)
Proceeds from term loan	450,000	250,000
Payment of financing costs	(1,219)	(5,565)
Distributions to noncontrolling interests	(8)	(11)
Proceeds from dividend reinvestment program	3,430	1,811
Net proceeds from equity issuances	3,681	35,472
Payment of tax withholdings for restricted share awards	(512)	(301)
Net cash used in financing activities	(80,585)	(116,133)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,869	(6,461)
Cash, cash equivalents and restricted cash at beginning of period	7,640	12,623
Cash, cash equivalents and restricted cash at end of period	$14,509	$6,162

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$34,481	$32,021
Change in accrued capital improvements and development costs	13,638	6,352

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,931	$4,810
Restricted cash	1,578	1,352
Cash, cash equivalents and restricted cash	$14,509	$6,162

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income producing real estate properties in the greater Washington metro region. We own a diversified portfolio of commercial and multifamily buildings. During the 2019 Quarter (as defined below), we sold eight retail properties (see note 3). These properties met the criteria for classification as discontinued operations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment (see note 11). The acquisitions of multifamily properties and dispositions of retail properties are part of a strategic shift away from the retail sector to the multifamily sector. This strategic shift simplifies our portfolio to two reportable segments (office and multifamily) and reduces our exposure to future retail lease expirations.

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

Seven of the eight retail properties sold during the 2019 Quarter were identified for deferred exchanges under Section 1031 of the Code (see note 3). We acquired eight multifamily replacement properties (see note 3) during the 2019 Period (as defined below).

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both September 30, 2019 and December 31, 2018, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both September 30, 2019 and December 31, 2018, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

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

Lessors

Lease contracts currently classified as operating leases are accounted for similarly as under existing guidance. However, lessors are required to account for each lease and non-lease component, such as common area maintenance or tenant service revenues, of a contract separately. In July 2018, the Financial Accounting Standards Board (“FASB”) issued 2018-11, Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides lessors optional transition relief from implementing this aspect of ASU 2016-02 if the following criteria are met: (1) both components have the same timing and pattern of revenue and (2) if accounted for separately, both components would be classified as an operating lease.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2019 and September 30, 2018 as the “2019 Quarter” and the “2018 Quarter,” respectively, and the nine months ended September 30, 2019 and September 30, 2018 as the “2019 Period” and the “2018 Period,” respectively.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following properties during the 2019 Period:

Acquisition Date	Property	Type	# of units (unaudited)	Contract Purchase Price (in thousands)
April 30, 2019	Assembly Portfolio - Virginia (1)	Multifamily	1,685	$379,100
June 27, 2019	Assembly Portfolio - Maryland (2)	Multifamily	428	82,070
July 23, 2019	Cascade at Landmark	Multifamily	277	69,750
			2,390	$530,920

(1) Consists of Assembly Alexandria, Assembly Manassas, Assembly Dulles, Assembly Leesburg, and Assembly Herndon.
(2) Consists of Assembly Germantown and Assembly Watkins Mill. The Assembly Portfolio - Virginia and Assembly Portfolio - Maryland properties are collectively the “Assembly Portfolio.”

The purchases of the Assembly Portfolio and Cascade at Landmark were structured as exchanges under Section 1031 of the Code in a manner such that legal title was held by an Exchange Accommodator until certain identified properties were sold and the deferred exchanges were completed. We retained all of the legal and economic benefits and obligations related to the Assembly Portfolio and Cascade at Landmark. As such, the Assembly Portfolio and Cascade at Landmark were considered to be variable interest entities until legal title was transferred to us upon completion of the 1031 exchanges, which occurred during the 2019 Quarter. We consolidated the assets and liabilities of the Assembly Portfolio and Cascade at Landmark because we determined that WashREIT was the primary beneficiary of the Assembly Portfolio and Cascade at Landmark.

The results of operations from the 2019 acquisitions are included in the consolidated statements of operations as of their acquisition dates and are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Real estate rental revenue	$11,013	$16,467
Net loss	(4,698)	(8,179)

We accounted for the 2019 acquisitions as asset acquisitions. Accordingly, we capitalized $2.9 million of costs directly associated with the acquisitions. We measured the value of the acquired physical assets (land and building) and in-place leases (absorption costs) by allocating the total cost of the acquisitions on a relative fair value basis.

The total cost of the 2019 acquisitions was as follows (in thousands):

	Assembly Portfolio	Cascade at Landmark	Total
Contract purchase price	$461,170	$69,750	$530,920
Credit to buyer	(2,252)	—	(2,252)
Capitalized acquisition costs	2,362	498	2,860
Total	$461,280	$70,248	$531,528

We have recorded the total cost of the 2019 acquisitions as follows (in thousands):

Land	$92,391
Building	423,663
Absorption costs	15,474
Total	$531,528

The weighted remaining average life for the absorption costs is two months.

The difference in the total cost of the acquisitions of $531.5 million and the acquisition cost per the consolidated statements of cash flows of $528.6 million is primarily due to credits received at settlement totaling $2.9 million.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development as of September 30, 2019.

In the multifamily segment, we have The Trove, a multifamily development adjacent to The Wellington, and own land held for future multifamily development adjacent to Riverside Apartments. As of September 30, 2019, we had invested $95.7 million and $24.2 million, including the costs of acquiring the land, in The Trove and the development adjacent to Riverside Apartments, respectively. We substantially completed major construction activities for The Trove garage levels 1-5 during the 2019 Quarter and placed into service assets totaling $12.0 million.

We also had a redevelopment project to add rentable space at Spring Valley Village, a retail center in Washington, DC. As of September 30, 2019, we had invested $6.5 million in the redevelopment. We substantially completed major construction activities on this project during the fourth quarter of 2018 and placed into service assets totaling $4.2 million.

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

We sold the following properties during 2019 and 2018:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands)
June 26, 2019	Quantico Corporate Center (1)	Office	272,000	$33,000	$(1,046)
July 23, 2019	Shopping Center Portfolio (2)	Retail	800,000	485,250	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	520,000	57,500	9,507
August 27, 2019	Centre at Hagerstown	Retail	330,000	23,500	(3,506)
		Total 2019	1,922,000	$599,250	$337,978

January 19, 2018	Braddock Metro Center	Office	356,000	$93,000	$—
June 28, 2018	2445 M Street	Office	292,000	101,600	2,495
		Total 2018	648,000	$194,600	$2,495

(1) Consists of 925 and 1000 Corporate Drive.
(2) Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.

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

In June 2019, we entered into two separate purchase and sale agreements with two separate buyers to sell the Shopping Center Portfolio and the Power Center Portfolio (Frederick Crossing, Frederick County Square and Centre at Hagerstown). As of June 30, 2019, we had a non-refundable deposit from the potential buyer of the Shopping Center Portfolio and expected to receive a non-refundable deposit from the potential buyer of the Power Center Portfolio in July 2019. As of June 30, 2019, the properties in the Retail Portfolio (as defined below) met the criteria for classification as held for sale.

We closed on the Shopping Center Portfolio sale transaction on July 23, 2019, recognizing a gain on sale of real estate of $333.0 million. Prior to closing on the disposition of the Shopping Center Portfolio, we prepaid the mortgage note secured by Olney Village Center, incurring a loss on extinguishment of debt of approximately $0.8 million, which we recognized in the 2019 Quarter.

Subsequent to the end of the second quarter of 2019, the purchase and sale agreement to sell the Power Center Portfolio was amended to include only Frederick Crossing and Frederick County Square. We closed on the sales of these assets on August 21, 2019, recognizing a gain on sale of real estate of $9.5 million. Following the amendment to the purchase and sale agreement to sell the Power Center Portfolio, we marketed Centre at Hagerstown for sale and identified a separate buyer. We closed on the sales of this asset on August 27, 2019, recognizing a loss on sale of real estate of $3.5 million.

References to the “Retail Portfolio” include the Shopping Center Portfolio, Frederick Crossing, Frederick County Square and Centre at Hagerstown. The disposition of the Retail Portfolio represents a strategic shift that will have a major effect on our financial results and we have accordingly reported the Retail Portfolio as discontinued operations. The Retail Portfolio represents a majority of our retail assets and we have determined that our retail line of business is no longer a reportable segment (see note 11).

We have fully transferred control of the assets associated with the sold properties.

Discontinued Operations

The results of the Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real estate rental revenue	$4,126	$11,500	$28,200	$33,998
Real estate expenses	(1,095)	(2,582)	(6,803)	(8,036)
Depreciation and amortization	(59)	(2,321)	(4,926)	(6,985)
Interest expense	(30)	(157)	(313)	(492)
Loss on extinguishment of debt	(764)	—	(764)	—
Gain on sale of real estate	339,024	—	339,024	—
Income from discontinued operations	$341,202	$6,440	$354,418	$18,485

Basic net income per share	$4.24	$0.08	$4.41	$0.23
Diluted net income per share	$4.24	$0.08	$4.41	$0.23

Capital expenditures	$—	$1,020	$809	$1,834

All assets related to the Retail Portfolio were sold as of September 30, 2019. As of December 31, 2018, assets related to the Retail Portfolio were as follows (in thousands):

December 31, 2018
Land	$88,087
Income producing property	216,577
304,664
Accumulated depreciation and amortization	(101,254)
Income producing property, net	203,410
Rents and other receivables	9,898
Prepaid expenses and other assets	8,653
Total assets	$221,961

All liabilities related to the Retail Portfolio were sold as of September 30, 2019. As of December 31, 2018, liabilities related to the Retail Portfolio were as follows (in thousands):

December 31, 2018
Mortgage notes payable, net	$11,515
Accounts payable and other liabilities	1,620
Advance rents	1,771
Tenant security deposits	612
Liabilities related to properties sold or held for sale	$15,518

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessor

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties (our office and retail properties) under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our multifamily and commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Future Minimum Rental Income

As of September 30, 2019, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

2019	$38,665
2020	153,366
2021	136,394
2022	122,558
2023	105,126
Thereafter	396,401
$952,510

As of December 31, 2018, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands):

2019	$154,260
2020	143,566
2021	125,008
2022	108,688
2023	89,969
Thereafter	253,749
$875,240

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 52 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized variable rental payments of $0.3 million during each of the 2019 and 2018 Quarters and $0.9 million and $0.8 million during 2019 and 2018 Periods, respectively.

Upon adoption of ASU 2016-02, we recognized a right of use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.1 million and $0.2 million of right-of-use and lease liability amortization during the 2019 Quarter and 2019 Period, respectively. In addition, as of January 1, 2019 we reclassified the associated below-market ground lease intangible asset of $10.0 million, net of accumulated amortization of $2.1 million, from Prepaid expenses and other assets to Income producing property on our consolidated balance sheets.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease as of September 30, 2019 and a reconciliation of those cash flows to the operating lease liability as of September 30, 2019 (in thousands):

2019	$65
2020	260
2021	260
2022	260
2023	260
2024	260
Thereafter	11,895
13,260
Imputed interest	(9,229)
Lease liability	$4,031

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of

September 30, 2019, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 2.02% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2019 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(211,000)
Unused and available	$489,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2019 Period as follows (in thousands):

Balance, December 31, 2018	$188,000
Borrowings	659,000
Repayments	(636,000)
Balance, September 30, 2019	$211,000

NOTE 6: NOTES PAYABLE

On April 30, 2019, we entered into a six-month, $450.0 million unsecured term loan facility (“2019 Term Loan”), maturing on October 30, 2019 with an option to extend for a six-month period. The 2019 Term Loan bore interest, at WashREIT’s option, at a rate of either LIBOR plus a margin ranging from 0.75% to 1.65% or the base rate plus a margin ranging 0.0% to 0.65% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR rate plus 1.0%. At WashREIT’s election, the 2019 Term Loan had an interest rate of one-week LIBOR plus 100 basis points, based on WashREIT’s current unsecured debt rating. The 2019 Term Loan was used to fund the acquisition of the Assembly Portfolio (see note 3). During the 2019 Quarter, we repaid the $450.0 million of borrowings on the 2019 Term Loan with proceeds from the sale of the Retail Portfolio (see note 3).

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

The fair values of the interest rate swaps as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2019	December 31, 2018
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$(140)	$2,720
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	1,007	7,918
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(4,526)	(799)
	$400,000			$(3,659)	$9,839

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized (loss) gain on interest rate swaps	$(2,387)	$1,474	$(13,498)	$7,762

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.3 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2019, the fair value of derivative assets, including accrued interest, was $1.0 million, and the fair value of the derivative liabilities, including accrued interest, was $4.7 million. As of September 30, 2019, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2019 and December 31, 2018 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,636	$—	$1,636	$—	$1,364	$—	$1,364	$—
Interest rate swaps	1,007	—	1,007	—	10,638	—	10,638	—
Liabilities:
Interest rate swaps	$(4,666)	$—	$(4,666)	$—	$(799)	$—	$(799)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2019 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2019 and December 31, 2018, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$12,931	$12,931	$6,016	$6,016
Restricted cash	1,578	1,578	1,624	1,624
Mortgage notes payable, net	47,319	48,259	48,277	48,368
Line of credit	211,000	211,000	188,000	188,000
Notes payable, net	996,455	1,025,248	995,397	1,015,210

The mortgage note secured by Olney Village Center was reclassified to Other liabilities related to properties held for sale prior to its prepayment during the 2019 Quarter (see note 3). As of September 30, 2019 and December 31, 2018, the carrying values and estimated fair values of the mortgage note secured by Olney Village Center were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes payable, net	$—	$—	$11,515	$12,030

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.7 million for both the 2019 Quarter and 2018 Quarter, and $6.3 million and $5.1 million for the 2019 Period and 2018 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.7 million and $1.1 million for the 2019 Period and 2018 Period, respectively.

The total unvested restricted share awards at September 30, 2019 was 428,840 shares, which had a weighted average grant date fair value of $28.08 per share. As of September 30, 2019, the total compensation cost related to unvested restricted share awards was $7.0 million, which we expect to recognize over a weighted average period of 24 months.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
(Loss) income from continuing operations	$(8,432)	$(547)	$(25,066)	$1,457
Allocation of losses (earnings) to unvested restricted share awards to continuing operations	47	(144)	118	(432)
Adjusted (loss) income from continuing operations attributable to the controlling interests	(8,385)	(691)	(24,948)	1,025
Income from discontinued operations	341,202	6,440	354,418	18,485
Allocation of earnings to unvested restricted share awards to discontinued operations	(1,841)	—	(1,870)	—
Adjusted income from discontinuing operations	339,361	6,440	352,548	18,485
Adjusted net income attributable to the controlling interests	$330,976	$5,749	$327,600	$19,510
Denominator:
Weighted average shares outstanding – basic	79,981	79,076	79,933	78,695
Effect of dilutive securities:
Operating partnership units	—	—	—	12
Employee restricted share awards	—	—	—	95
Weighted average shares outstanding – diluted	79,981	79,076	79,933	78,802
Earnings per common share, basic:
Continuing operations	$(0.10)	$(0.01)	$(0.31)	$0.01
Discontinued operations	4.24	0.08	4.41	0.23
Basic net income attributable to the controlling interests per common share (1)	$4.14	$0.07	$4.10	$0.25
Earnings per common share, diluted:
Continuing operations	$(0.10)	$(0.01)	$(0.31)	$0.01
Discontinued operations	4.24	0.08	4.41	0.23
Diluted net income attributable to the controlling interests per common share (1)	$4.14	$0.07	$4.10	$0.25

Dividends declared per common share	$0.30	$0.30	$0.90	$0.90

(1) Earnings per share may not sum due to rounding.

NOTE 11: SEGMENT INFORMATION

We have two reportable segments: office and multifamily. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the greater Washington metro region. We previously had a retail segment consisting of grocery store-anchored neighborhood centers that include other small shop tenants and regional power centers with several junior box tenants. During the second quarter of 2019, we executed purchase and sale agreements for the sale of eight retail properties, which properties were ultimately sold during the 2019 Quarter (see note 3). These properties met the criteria for classification as held for sale as of June 30, 2019 and are classified as discontinued operations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment, and are classified within “Corporate and other” on our segment disclosure tables. The dispositions of the eight retail properties are part of a strategic shift away from the retail sector. This strategic shift simplified our portfolio to two reportable segments (office and multifamily) and reduced our exposure to future retail lease expirations.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and nine months ended September 30, 2019 and 2018 from these segments, and reconcile net operating income of reportable segments to net income (loss) attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$39,810	$35,790	$4,659	$80,259
Real estate expenses	15,148	14,232	1,312	30,692
Net operating income	$24,662	$21,558	$3,347	$49,567
Depreciation and amortization				(37,340)
General and administrative expenses				(6,045)
Lease origination expenses				(416)
Interest expense				(14,198)
Discontinued operations:
Income from operations of properties sold or held for sale				2,942
Gain on sale of real estate				339,024
Loss on extinguishment of debt				(764)
Net income				332,770
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$332,770
Capital expenditures	$6,039	$5,742	$369	$12,150
Total assets	$1,191,838	$1,333,146	$150,092	$2,675,076

	Three Months Ended September 30, 2018
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$42,438	$23,953	$4,610	$71,001
Real estate expenses	15,368	9,297	1,323	25,988
Net operating income	$27,070	$14,656	$3,287	$45,013
Depreciation and amortization				(27,951)
General and administrative expenses				(5,267)
Interest expense				(12,342)
Discontinued operations:
Income from operations of properties sold or held for sale				6,440
Net income				5,893
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$5,893
Capital expenditures	$8,537	$5,708	$1,259	$15,504
Total assets	$1,246,026	$785,397	$385,094	$2,416,517

	Nine Months Ended September 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$124,164	$90,012	$14,337	$228,513
Real estate expenses	45,937	34,928	4,104	84,969
Net operating income	$78,227	$55,084	$10,233	$143,544
Depreciation and amortization				(97,441)
General and administrative				(18,517)
Leasing origination expense				(1,286)
Interest expense				(41,946)
Real estate impairment				(8,374)
Loss on sale of real estate				(1,046)
Discontinued operations:
Income from operations of properties sold or held for sale				16,158
Gain on sale of real estate				339,024
Loss on extinguishment of debt				(764)
Net income				329,352
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$329,352
Capital expenditures	$16,347	$12,841	$1,717	$30,905

	Nine Months Ended September 30, 2018
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$135,258	$71,168	$13,564	$219,990
Real estate expenses	48,031	28,012	3,895	79,938
Net operating income	$87,227	$43,156	$9,669	$140,052
Depreciation and amortization				(83,134)
General and administrative				(16,737)
Interest expense				(38,155)
Gain on sale of real estate				2,495
Real estate impairment				(1,886)
Loss on extinguishment of debt				(1,178)
Discontinued operations:
Income from operations of properties sold or held for sale				18,485
Net income				19,942
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$19,942
Capital expenditures	$17,926	$13,068	$3,069	$34,063
(1) Net operating income includes the retail properties not classified as discontinued operations: Takoma Park, Westminster, Concord Center, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village, and total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

NOTE 12: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2019 Quarter and Period, we issued 0.1 million common shares at a weighted average price of $27.52 for net proceeds of $3.7 million. During the 2018 Quarter and Period, we issued 1.2 million common shares at a weighted average price of $31.18 for net proceeds of $35.5 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program were used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Issuance of common shares	64	18	128	74
Weighted average price per share	$27.67	$30.68	$26.97	$29.29
Net proceeds	$1,757	$565	$3,430	$1,811

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

We refer to the three months ended September 30, 2019 and September 30, 2018 as the “2019 Quarter” and the “2018 Quarter,” respectively, and the nine months ended September 30, 2019 and September 30, 2018 as the “2019 Period” and the “2018 Period,” respectively.

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

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2019 Quarter to the 2018 Quarter and the 2019 Period to the 2018 Period.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our office and retail properties and percentage of apartments leased for our multifamily properties.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of September 30, 2019, we owned a diversified portfolio of 46 properties, totaling approximately 4.2 million square feet of commercial space and 6,658 multifamily units, and land held for development. These 46 properties consisted of 17 office properties, 8 retail centers and 21 multifamily properties.

During the 2019 Quarter, we sold five retail shopping centers and three retail power centers (see note 3 to the condensed consolidated financial statements). These properties meet the criteria for classification as discontinued operations. Also during the 2019 Quarter, we acquired Cascade at Landmark, a 277-unit multifamily property in Alexandria, Virginia. During the second quarter of 2019, we acquired seven multifamily properties in Virginia and Maryland, known as the Assembly Portfolio, with a total of 2,113 units for a contract purchase price of $461.2 million.

After giving effect to the sale of the five retail shopping centers and three retail power centers referenced above, our remaining retail properties consist of: Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village. These remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment (see note 11 to the condensed consolidated financial statements).

The acquisitions of multifamily properties and dispositions of retail properties are part of a strategic shift away from the retail sector to the multifamily sector. This strategic shift simplifies our portfolio to two reportable segments (office and multifamily) and reduces our exposure to future retail lease expirations.

On October 24, 2019, we renewed and extended the lease with the World Bank at 1776 G Street, which was scheduled to expire in 2020 and has now been renewed through 2025. Separately, the World Bank and a subsidiary of WashREIT entered into an agreement under which WashREIT has granted the World Bank a one-time purchase right with respect to the building, which purchase right is scheduled to expire prior to the end of 2019.

Operating Results

Net (loss) income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net income attributable to the controlling interests	$332,770	$5,893	$326,877	5,546.9%
NOI (1)	$49,567	$45,013	$4,554	10.1%
NAREIT FFO (2)	$31,145	$36,165	$(5,020)	(13.9)%

(1) See page 33 of the MD&A for a reconciliation of NOI to net income.
(2) See page 42 of the MD&A for a reconciliation of NAREIT FFO to net income.

The higher net income attributable to the controlling interests is primarily due to gains on the sale of real estate ($339.0 million) and higher NOI ($4.6 million), partially offset by higher depreciation and amortization ($9.4 million), lower income from discontinued operations ($3.5 million), higher interest expense ($1.9 million), higher general and administrative expenses ($0.8 million), higher lease origination expenses ($0.4 million) and loss on extinguishment of debt ($0.8 million).

The higher NOI is primarily due to the acquisitions of Assembly Portfolio and Cascade at Landmark ($6.5 million) during the 2019 Period, partially offset by sale of Quantico Corporate Center ($0.9 million) during the second quarter of 2019 and lower NOI from same-store properties ($0.6 million) and Arlington Tower ($0.4 million). The lower same-store NOI is explained in further detail beginning on page 33 (Results of Operations - 2019 Quarter Compared to 2018 Quarter). Same-store ending occupancy decreased to 92.7% as of September 30, 2019 from 94.7% as of September 30, 2018, primarily due to lower occupancy in the office segment.

The lower NAREIT FFO is primarily attributable to lower income from discontinued operations net of depreciation and amortization ($5.8 million), higher interest ($1.9 million), general and administrative ($0.8 million) and lease origination ($0.4 million) expenses and loss on extinguishment of debt ($0.8 million), partially offset by higher NOI ($4.6 million) during the 2019 Quarter.

Investment and Financing Activity

Significant investment and financing transactions during the 2019 Period included the following:

•	The disposition of Quantico Corporate Center, an office property in Stafford, Virginia, consisting of two office buildings totaling 272,000 square feet for a contract sales price of $33.0 million.

•
The acquisition of the Assembly Portfolio, consisting of seven multifamily properties in Virginia and Maryland with a total of 2,113 units, for a contract purchase price of $461.2 million. In connection with the acquisition of these properties, we obtained a six-month, $450.0 million unsecured term loan facility (the “2019 Term Loan”) in the original principal amount of $450.0 million (see note 6 to the condensed consolidated financial statements). We repaid this term loan during the 2019 Quarter using proceeds from the sales of retail properties.

•	The acquisition of Cascade at Landmark, a 277-unit multifamily property in Alexandria, Virginia, for a contract purchase price of $69.8 million.

•
The disposition of five retail shopping centers and three retail power centers in three separate transactions. We recognized an aggregate gain on sale of real estate of $339.0 million from these transactions. Prior to closing on the disposition of the Shopping Center Portfolio, we prepaid the mortgage note secured by Olney Village Center, incurring a loss on extinguishment of debt of approximately $0.8 million.

As of September 30, 2019, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of October 24, 2019, our Revolving Credit Facility has a borrowing capacity of $476.0 million.

Capital Requirements

We have no debt maturities in 2019. We expect to have additional capital requirements as set forth on page 39 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2019 Quarter and 2019 Period and 2018 Quarter and 2018 Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2019 and 2018 (see note 3 to the consolidated financial statements).
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

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		Consolidated
	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Real estate rental revenue	$63,523	$63,671	$(148)	(0.2)%	$16,724	$5,947	$12	$—	$—	$1,383	$80,259	$71,001	$9,258	13.0%
Real estate expenses	24,587	24,106	481	2.0%	6,082	1,455	23	(64)	—	491	30,692	25,988	4,704	18.1%
NOI	$38,936	$39,565	$(629)	(1.6)%	$10,642	$4,492	$(11)	$64	$—	$892	$49,567	$45,013	$4,554	10.1%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(37,340)	(27,951)	(9,389)	33.6%
General and administrative expenses											(6,045)	(5,267)	(778)	14.8%
Lease origination expenses											(416)	—	(416)	—%
Interest expense											(14,198)	(12,342)	(1,856)	15.0%
Discontinued operations (4):
Income from properties sold or held for sale											2,942	6,440	(3,498)	(54.3)%
Gain on sale of real estate											339,024	—	339,024	—%
Loss on extinguishment of debt											(764)	—	(764)	—%
Net income											332,770	5,893	326,877	5,546.9%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net income attributable to the controlling interests											$332,770	$5,893	$326,877	5,546.9%

(1)	Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark
2018 Office - Arlington Tower

(2)	Development/redevelopment:
Multifamily development properties – The Trove and land adjacent to Riverside Apartments

(3)	Sold (classified as continuing operations):
2019 Office - Quantico Corporate Center
2018 Office - 2445 M Street

(4)	Discontinued operations:
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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Office	$34,101	$35,108	$(1,007)	(2.9)%
Multifamily	24,763	23,953	810	3.4%
Other	4,659	4,610	49	1.1%
Total same-store real estate rental revenue	$63,523	$63,671	$(148)	(0.2)%

•
Office: Decrease primarily due to lower rental revenue ($0.8 million) due to lease expirations at Watergate 600 and 1227 25th Street, lower recoveries ($0.2 million), higher rent abatements ($0.1 million) and lower parking income ($0.1 million), partially offset by lower credit losses ($0.2 million).

•	Multifamily: Increase primarily due to higher rental revenue ($0.6 million), lower abatements ($0.1 million) and higher parking income ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of Assembly Portfolio ($9.8 million) during the second quarter of 2019 and Cascade at Landmark ($1.2 million) during 2019 Quarter, partially offset by lower real estate rental revenue from Arlington Tower ($0.2 million).

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of Quantico Corporate Center ($1.4 million) during the second quarter of 2019.

Ending occupancy is calculated as occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for properties classified as continuing operations by segment for the 2019 Quarter and 2018 Quarter was as follows:

	September 30, 2019			September 30, 2018			(Decrease) increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Office	90.6%	87.6%	90.3%	94.8%	82.8%	92.7%	(4.2)%	4.8%	(2.4)%
Multifamily	95.2%	95.0%	95.1%	95.4%	N/A	95.4%	(0.2)%	N/A	(0.3)%
Other	89.0%	N/A	89.0%	91.0%	N/A	91.0%	(2.0)%	N/A	(2.0)%
Total	92.7%	93.9%	93.0%	94.7%	82.8%	93.8%	(2.0)%	11.1%	(0.8)%

•
Office: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at Watergate 600, 1220 19th Street and 1227 25th Street, partially offset by higher ending occupancy at Army Navy Building.

•
Multifamily: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at 3801 Connecticut Avenue and Park Adams, partially offset by higher ending occupancy at Bethesda Hill Apartments.

During the 2019 Quarter, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	51	$51.91	20.1%	$70.47	6.8
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2019 Quarter and 2018 Quarter were 38.2% and 36.6%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Office	$13,545	$13,422	$123	0.9%
Multifamily	9,730	9,361	369	3.9%
Other	1,312	1,323	(11)	(0.8)%
Total same-store real estate expenses	$24,587	$24,106	$481	2.0%

•	Office: Increase primarily due to higher real estate tax expenses ($0.2 million), partially offset by lower utilities expenses ($0.1 million).

•	Multifamily: Increase primarily due to higher real estate tax ($0.2 million) and repairs and maintenance ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisitions of Assembly Portfolio ($9.8 million) and Cascade at Landmark ($1.4 million) and placing into service a portion of the parking garage at The Trove development ($0.1 million) during the 2019 Period. These increases were partially offset by lower depreciation and amortization at same-store properties ($0.7 million) and Arlington Tower ($0.6 million) and the disposition of Quantico Corporate Center ($0.6 million).

General and administrative expenses: Increase primarily due to higher severance expenses ($0.3 million) and higher professional fees ($0.3 million).

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

Interest Expense: Interest expense by debt type for the three months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2019	2018	$ Change	% Change
Notes payable	$12,094	$10,207	$1,887	18.5%
Mortgage notes payable	518	835	(317)	(38.0)%
Line of credit	2,371	1,983	388	19.6%
Capitalized interest	(785)	(683)	(102)	14.9%
Total	$14,198	$12,342	$1,856	15.0%

•	Notes payable: Increase primarily due to executing the 2019 Term Loan in April 2019, which was used to partially fund the acquisitions during the second quarter of 2019.

•	Mortgage notes payable: Decrease primarily due to repayments of the mortgage note secured by Olney Village Center in July 2019 and the mortgage note secured by Kenmore Apartments in August 2018.

•
Line of credit: Increase primarily due to higher weighted average borrowings of $203.1 million and a higher weighted average interest rate of 3.2% during the 2019 Quarter, as compared to $165.7 million and 3.1%, respectively, during the 2018 Quarter.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington and the capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during 2019 Quarter.

Gain on sale of real estate: Increase due to gains on the sales of the Shopping Center Portfolio ($333.0 million) and Frederick Crossing/Frederick County Square ($9.5 million), partially offset by a loss on the sale of Centre at Hagerstown ($3.5 million).

Loss on extinguishment of debt: We recognized a $0.8 million loss on extinguishment of debt during the 2019 Quarter related to the prepayment of the mortgage note secured by Olney Village Center prior to that property’s disposition as part of the Shopping Center Portfolio.

2019 Period Compared to 2018 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2019 Period compared to the 2018 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Real estate rental revenue	$192,339	$190,298	$2,041	1.1%	$33,325	$16,485	$12	$—	$2,837	$13,207	$228,513	$219,990	$8,523	3.9%
Real estate expenses	73,076	71,206	1,870	2.6%	10,875	3,693	23	21	995	5,018	84,969	79,938	5,031	6.3%
NOI	$119,263	$119,092	$171	0.1%	$22,450	$12,792	$(11)	$(21)	$1,842	$8,189	$143,544	$140,052	$3,492	2.5%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(97,441)	(83,134)	(14,307)	17.2%
General and administrative expenses											(18,517)	(16,737)	(1,780)	10.6%
Lease origination expenses											(1,286)	—	(1,286)	—%
Real estate impairment											(8,374)	(1,886)	(6,488)	344.0%
(Loss) gain on sale of real estate											(1,046)	2,495	(3,541)	(141.9)%
Interest expense											(41,946)	(38,155)	(3,791)	9.9%
Loss on extinguishment of debt											—	(1,178)	1,178	(100.0)%
(Loss) income from continuing operations											(25,066)	1,457	(26,523)	(1,820.4)%
Discontinued operations (4):
Income from properties sold or held for sale											16,158	18,485	(2,327)	(12.6)%
Gain on sale of real estate											339,024	—	339,024	—%
Loss on extinguishment of debt											(764)	—	(764)	—%
Net income											329,352	19,942	309,410	1,551.5%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net income attributable to the controlling interests											$329,352	$19,942	$309,410	1,551.5%

(1)	Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark
2018 Office – Arlington Tower

(2)	Development/redevelopment:
Multifamily development property – The Trove and land adjacent to Riverside Apartments

(3)	Sold (classified as continuing operations):
2019 Office - Quantico Corporate Center
2018 Office – Braddock Metro Center and 2445 M Street

(4)	Discontinued operations:
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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Office	$104,470	$105,566	$(1,096)	(1.0)%
Multifamily	73,532	71,168	2,364	3.3%
Other	14,337	13,564	773	5.7%
Total same-store real estate rental revenue	$192,339	$190,298	$2,041	1.1%

•
Office: Decrease primarily due to lower rental income ($1.1 million) due to lease expirations at Watergate 600 and 1600 Wilson Boulevard, higher rent abatements ($0.8 million) and lower tax reimbursements ($0.2 million), partially offset by higher lease termination fees ($0.7 million) and lower credit losses ($0.4 million).

•
Multifamily: Increase primarily due to higher rental rates ($1.8 million), lower rent abatements ($0.3 million), higher parking income ($0.1 million), higher recoveries ($0.1 million) and lower vacancy ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Assembly Portfolio ($15.3 million) and Cascade at Landmark ($1.2 million) in the 2019 Period and Arlington Tower ($0.4 million) in the 2018 Period.

Real estate rental revenue from sold properties classified as continuing operations decreased due to the sale of 2445 M Street ($8.7 million) during the second quarter of 2018, Quantico Corporate Center ($1.3 million) during the second quarter of 2019 and Braddock Metro Center ($0.4 million) during the first quarter of 2018.

During the 2019 Period, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	311	$50.89	14.0%	$104.13	6.0
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2019 Period and 2018 Period were 37.2% and 36.3%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Office	$40,593	$39,320	$1,273	3.2%
Multifamily	28,379	27,991	388	1.4%
Other	4,104	3,895	209	5.4%
Total same-store real estate expenses	$73,076	$71,206	$1,870	2.6%

•	Office: Increase primarily due to higher real estate tax ($0.8 million) and administrative ($0.6 million) expenses, partially offset by lower utilities expenses ($0.1 million).

•	Multifamily: Increase primarily due to higher real estate tax ($0.1 million), custodial ($0.1 million), contract maintenance ($0.1 million) and repairs and maintenance ($0.1 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to acquisitions of Assembly Portfolio ($16.7 million) and Cascade at Landmark ($1.4 million) and placing into service a portion of the parking garage at The Trove development ($0.1 million) during the 2019 Period. These increases were partially offset by lower depreciation and amortization at Arlington Tower ($1.2 million), same-store properties ($1.2 million) and the dispositions of Quantico Corporate Center ($1.1 million) and 2445 M Street ($0.4 million).

General and administrative expenses: Increase primarily due to higher share-based compensation ($1.2 million), higher severance expenses ($1.0 million) and higher professional fees ($0.4 million), partially offset by the reversal of a transfer tax liability related to a prior year acquisition ($0.7 million).

Lease Origination Expenses: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended existing lease accounting standards for both lessees and lessors (see note 2 to the consolidated financial statements). We adopted the new standard for the fiscal year beginning on January 1, 2019. Under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs. We incurred $1.3 million of indirect leasing expenses during the 2019 Period.

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

Loss (gain) on sale of real estate: The loss during 2019 Period is due to the sale of Quantico Corporate Center. Gain during the 2018 Period is due to the sale of 2445 M Street.

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2019	2018	$ Change	% Change
Notes payable	$35,394	$29,623	$5,771	19.5%
Mortgage notes payable	1,558	2,761	(1,203)	(43.6)%
Line of credit	7,281	7,216	65	0.9%
Capitalized interest	(2,287)	(1,445)	(842)	58.3%
Total	$41,946	$38,155	$3,791	9.9%

•	Notes payable: Increase primarily due to executing the 2019 Term Loan in April 2019 and a $250.0 million term loan in March 2018, which increased and replaced a $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayments of the mortgage note secured by Olney Village Center in July 2019 and the mortgage note secured by Kenmore Apartments in August 2018.

•
Line of credit: Increase primarily due to a higher weighted average interest rate of 3.4% during the 2019 Period, as compared to 2.8% during the 2018 Period, partially offset by lower weighted average borrowings of $201.4 million during the 2019 Period as compared to $245.2 million during the 2018 Period.

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

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during 2019 Quarter.

Gain on sale of real estate: Increase due to gains on the sales of the Shopping Center Portfolio ($333.0 million) and Frederick Crossing/Frederick County Square ($9.5 million), partially offset by a loss on the sale of Centre at Hagerstown ($3.5 million).

Loss on extinguishment of debt: We recognized a $0.8 million loss on extinguishment of debt during the 2019 Period related to the prepayment of the mortgage note secured by Olney Village Center prior to that property’s disposition as part of the Shopping Center Portfolio.

Liquidity and Capital Resources

Capital Requirements

As of the end of the third quarter of 2019, we summarize our full-year 2019 capital requirements as follows:

•	Funding dividends and distributions to our shareholders;

•
Approximately $80.0 - $85.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

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

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Secured Debt	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2019	$—	$—		$—		$—
2020	—	250,000		—		250,000	5.1%
2021	—	150,000	(1)	—		150,000	2.7%
2022	44,517	300,000				344,517	4.0%
2023	—	250,000	(2)	211,000	(3)	461,000	3.0%
2024	—	—		—		—
Thereafter	—	50,000		—		50,000	7.4%
Scheduled principal payments	$44,517	$1,000,000		$211,000		$1,255,517	3.8%
Scheduled amortization payments	1,265	—		—		1,265	3.8%
Net premiums/discounts	1,648	(895)		—		753
Loan costs, net of amortization	(111)	(2,650)		—		(2,761)
Total	$47,319	$996,455		$211,000		$1,254,774	3.8%

(1)	WashREIT uses interest rate swaps to effectively fix the $150.0 million term loan's variable interest rate at 2.72%.

(2)	WashREIT uses interest rate swaps to effectively fix the $250.0 million term loan's variable interest rate at 2.87%.

(3)	Maturity date for credit facility in March 2023 assumes election of option for two additional 6-month periods.

The weighted average maturity for our debt is 2.9 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

Our mortgage notes also contain covenants with which we must comply.

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

As of September 30, 2019, we were in compliance with the covenants related to our mortgage notes, Revolving Credit Facility and unsecured notes.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 80.3 million shares were outstanding at September 30, 2019.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2019 Quarter and Period, we issued 0.1 million common shares at a weighted average price of $27.52 for net proceeds of $3.7 million. During the 2018 Quarter and Period, we issued 1.2 million common shares at a weighted average price of $31.18 for net proceeds of $35.5 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program are summarized as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Issuance of common shares	64	18	128	74
Weighted average price per share	$27.67	$30.68	$26.97	$29.29
Net proceeds	$1,757	$565	$3,430	$1,811

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2019, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Net cash provided by operating activities	$91,280	$100,874	$(9,594)	(9.5)%
Net cash (used in) provided by investing activities	(3,826)	8,798	(12,624)	143.5%
Net cash used in financing activities	(80,585)	(116,133)	35,548	(30.6)%

Net cash provided by operating activities decreased primarily due to the sales of the Retail Portfolio during the 2019 Quarter and 2445 M Street in the second quarter of 2018, partially offset by the acquisition of the Assembly Portfolio and Cascade at Landmark during the 2019 Period.

Net cash used in investing activities increased primarily due to a higher volume of acquisition activity during the 2019 Period, partially offset by a higher volume of disposition activity during the 2019 Period.

Net cash used in financing activities decreased primarily due to a higher volume of mortgage note repayments during the 2018 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2019 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$332,770	$5,893	$329,352	$19,942
Adjustments:
Depreciation and amortization	37,340	27,951	97,441	83,134
Real estate impairment	—	—	8,374	1,886
Loss (gain) on sale of depreciable real estate	—	—	1,046	(2,495)
Discontinued operations:
Depreciation and amortization	59	2,321	4,926	6,985
Gain on sale of depreciable real estate	(339,024)	—	(339,024)	—
NAREIT FFO	$31,145	$36,165	$102,115	$109,452

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2019 other than our adoption of ASU 2016-02, Leases (Topic 842) as of January 1, 2019, which changed our policy with respect to estimating credit losses on lease related receivables (see note 3 to the consolidated financial statements). For all other critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 19, 2019.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on September 30, 2019 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal	$—	$250,000	$150,000	$300,000	$250,000	$50,000	$1,000,000	$1,025,248
Interest payments	$14,926	$39,102	$23,665	$22,644	$7,807	$16,313	$124,457
Interest rate on debt maturities		5.1%	2.7%	4.0%	2.9%	7.4%	3.8%
Unsecured variable rate debt (2)
Principal	$—	$—	$—	$—	$211,000	$—	$211,000	$211,000
Variable interest rate on debt maturities					3.1%		3.1%
Mortgages (3)
Principal amortization (30 year schedule)	$128	$529	$560	$44,565	$—	$—	$45,782	$48,259
Interest payments	$635	$2,520	$2,490	$412	$—	$—	$6,057
Weighted average interest rate on principal amortization	3.8%	3.8%	3.8%	3.8%			3.8%

(1)
Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap agreements at 2.72% and 2.87%, respectively.

(2)	Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.

(3)	Principal amortization excludes net premiums of $1.6 million and net unamortized debt issuance costs of $0.1 million as of September 30, 2019.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2019 and December 31, 2018 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2019	December 31, 2018
$75,000	1.619%	One-Month LIBOR	10/15/2015	3/15/2021	$(66)	$1,367
75,000	1.626%	One-Month LIBOR	10/15/2015	3/15/2021	(74)	1,353
100,000	1.205%	One-Month LIBOR	3/31/2017	7/21/2023	673	5,270
50,000	1.208%	One-Month LIBOR	3/31/2017	7/21/2023	334	2,648
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(1,133)	(202)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(1,130)	(200)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(1,133)	(199)
25,000	2.610%	One-Month LIBOR	6/29/2018	7/21/2023	(1,130)	(198)
$400,000					$(3,659)	$9,839

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As of September 30, 2019, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

DATE: October 28, 2019