Form 10-K
period 2019-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2020-02-19
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2019
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
Registrant’s telephone number, including area code: (202) 774-3200
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Beneficial Interest	WRE	NYSE
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 28, 2019, the aggregate market value of such shares held by non-affiliates of the registrant was $2,125,135,478 (based on the closing price of the stock on June 28, 2019).
As of February 13, 2020, 82,115,352 common shares were outstanding.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2019 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

WashREIT Overview

Washington Real Estate Investment Trust (“WashREIT”) is a self-administered equity real estate investment trust (“REIT”), successor to a trust organized in 1960. Our business consists of the ownership and operation of income producing real estate properties in the greater Washington metro region. We own a portfolio of multifamily and commercial (office and retail) properties. During 2019, we acquired eight multifamily properties with a total of 2,390 units and sold eight retail properties (see note 3 to the consolidated financial statements). The eight sold retail properties met the criteria for classification as discontinued operations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment (see note 14 to the consolidated financial statements). The acquisitions of multifamily properties and dispositions of retail properties are part of a strategic shift away from the retail sector to the multifamily sector. This strategic shift simplifies our portfolio to two reportable segments (office and multifamily) and reduces our exposure to future retail lease expirations.

Our strategy is to generate returns and maximize shareholder value through proactive asset management and prudent capital allocation decisions, as exemplified by the strategic shift discussed above. Consistent with this strategy, we invest in additional income producing properties through acquisitions, development and redevelopment. We invest in properties where we believe we will be able to improve the operating results and increase the value of the property. We focus on properties in the Washington metro region, near major transportation nodes and in areas with strong employment drivers and superior growth demographics. We will seek to continue to upgrade our portfolio as opportunities arise, funding development and acquisitions with a combination of cash, equity, debt and proceeds from property sales.

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

Our Regional Economy and Real Estate Markets

The Washington metro region experienced steady job growth during 2019 with approximately 52,300 net job additions, according to Delta Associates / Transwestern Commercial Services (“Delta”), a national full-service real estate firm that provides market research and evaluation services for commercial property. This job growth is significantly higher than the region's 20-year annual average of 41,400 new jobs, with growth in the professional/business services sector partially offset by net job losses of 6,100 in the retail, wholesale, and federal sectors. Current estimates by Delta indicate that the region's unemployment rate was 2.8% as of October 2019, lower than the national average of 3.3%. Delta expects the job growth in the Washington metro region to continue in 2020, but at a slower rate than 2019. Certain market statistics and information from several third-party providers for the Washington metro region are set forth below:

Multifamily

	2019	2018
Increase in net effective rents (Class A and B)	2.9%	2.5%
Increase in net effective rents (Class A)	2.9%	2.4%
Increase in net effective rents (Class B)	3.1%	2.6%
Stabilized vacancy rate (Class A and B)	4.0%	4.5%
Stabilized vacancy rate (Class A)	4.3%	4.6%
Stabilized vacancy rate (Class B)	3.8%	4.4%
New apartment deliveries (# of units)	8,544	11,401
______________________________
Source: RealPage Investment Analytics, a commercial real estate management software company that provides market research

According to RealPage Investment Analytics, the multifamily real estate market's higher effective rents and lower vacancy rates in 2019 reflect a slowdown in the delivery of new units in the region, while demand remains strong. New apartment deliveries are projected to increase to approximately 32,000 units in 2020, which is expected to suppress rental rate growth for Class A apartments, while Class B apartments are expected to outperform Class A apartments in 2020.

Office

	2019	2018
Average asking rent per square foot	$43.30	$42.07
Total vacancy rate at year end	16.1%	16.4%
Net absorption (in millions of square feet) (1)	4.5	2.0
Office space under construction at year end (in millions of square feet)	9.8	11.1
______________________________
Source: Jones Lang LaSalle ("JLL"), a commercial real estate services firm

(1)	Net absorption is defined as the change in occupied, standing inventory from one year to the next.

According to JLL, the increase in average asking rents in the Washington metro region was primarily due to private sector job growth. The 2019 total vacancy rate is lower than the prior year and above the national average of 14.3%. JLL projects downward pressure on occupancy and effective rents in 2020 due to the continuing addition of new space into the region.

Our Portfolio

As of December 31, 2019, we owned a diversified portfolio of 45 properties, totaling approximately 3.9 million square feet of commercial space and 6,658 residential units and land held for development. These 45 properties consist of 21 multifamily properties, 16 office properties and 8 retail centers. The percentage of total real estate rental revenue from continuing operations by property type for the years ended December 31, 2019, 2018 and 2017, and the percent leased as of December 31, 2019, were as follows:

Percent Leased at December 31, 2019(2)		% of Total Real Estate Rental Revenue
		2019	2018	2017
96%	Multifamily	41%	33%	34%
92%	Office	53%	61%	60%
93%	Other	6%	6%	6%
		100%	100%	100%
______________________________

(2)
Calculated as the percentage of physical net rentable area leased, except for multifamily, which is calculated as the percentage of units leased. The net rentable area leased for office and retail properties includes temporary lease agreements.

On a combined basis, our commercial portfolio (i.e., our office and retail properties, excluding properties classified as discontinued operations) was 93%, 93% and 94% leased at December 31, 2019, 2018 and 2017, respectively.

Total real estate rental revenue from continuing operations for each of the three years ended December 31, 2019 was $309.2 million, $291.7 million and $280.3 million, respectively. During the three years ended December 31, 2019, we acquired eight multifamily properties and two office properties, and substantially completed major construction activities at one office and one retail redevelopment project. During that same period, we sold eight retail properties, four office properties and one multifamily property. See note 14 to the consolidated financial statements for further discussion of our operating results by segment.

The commercial lease expirations for the next ten years and thereafter are as follows:

	# of Leases	Square Feet	Gross Annual Rent (in thousands)	Percentage of Total Gross Annual Rent
Office:
2020	44	206,129	$7,465	5%
2021	54	231,444	9,222	7%
2022	44	396,514	19,520	14%
2023	53	294,864	14,803	10%
2024	53	287,728	15,267	11%
2025	39	269,393	10,940	8%
2026	29	400,310	16,641	12%
2027	28	310,003	18,328	13%
2028	13	135,360	7,849	6%
2029	11	53,166	3,159	2%
Thereafter	16	432,753	18,404	12%
Total	384	3,017,664	$141,598	100%

Other:
2020	6	19,867	$350	2%
2021	8	69,141	1,410	10%
2022	17	113,970	2,420	16%
2023	17	66,930	1,570	11%
2024	16	143,464	3,193	22%
2025	7	60,815	1,161	8%
2026	6	24,659	964	7%
2027	4	51,682	1,190	8%
2028	3	10,108	783	5%
2029	4	12,235	741	5%
Thereafter	3	24,572	1,042	6%
Total	91	597,443	$14,824	100%

According to Delta, the professional/business services and government sectors constituted over 40% of payroll jobs in the Washington metro area at the end of 2019. Due to our geographic concentration in the Washington metro area, a significant number of our tenants have historically been concentrated in the professional/business services and government sectors, although the exact number will vary from time to time. As a result of this concentration, we are susceptible to business trends (both positive and negative) that affect the outlook for these sectors.

No single tenant accounted for more than 5% of real estate rental revenue in 2019, 2018 or 2017. All federal government tenants in the aggregate accounted for less than 1% of our real estate rental revenue in 2019.

Our ten largest commercial tenants, in terms of real estate rental revenue for 2019, are as follows:

1.	World Bank (1)
2.	Atlantic Media, Inc.
3.	Booz Allen Hamilton, Inc. (2)
4.	Capital One
5.	Morgan Stanley Smith Barney Financing
6.	Pepco Energy Services, Inc.
7.	Hughes Hubbard & Reed LLP
8.	Epstein, Becker & Green, P.C.
9.	B. Riley Financial, Inc
10.	Promontory Interfinancial Network, LLC
______________________________

(1)
In December 2019, we completed the sale of 1776 G Street where the World Bank was a tenant. As of December 31, 2019, World Bank is no longer a tenant. See note 3 to the consolidated financial statements.

(2)
In December 2019, we signed a purchase and sale agreement to sell John Marshall II where Booz Allen Hamilton Inc. is a tenant. John Marshall II was classified as held for sale as of December 31, 2019. The sale is expected to close in the first quarter of 2020. Once completed, Booz Allen Hamilton, Inc. will no longer be a tenant. See note 3 to the consolidated financial statements.

We enter into arrangements from time to time by which various service providers conduct day-to-day property management and/or leasing activities at our properties. Bozzuto Management Company ("Bozzuto") and Greystar Real Estate Partners ("Greystar") currently provide property management and leasing services at our multifamily properties. Bozzuto and Greystar provide such services under individual property management agreements for each property, each of which is separately terminable by us or Bozzuto/Greystar, as applicable. Although they vary by property, on average, the fees charged by the service provider under each agreement are approximately 3% of revenues at each property.

We expect to continue investing in additional income-producing properties through acquisitions, development and redevelopment. We invest in properties where we believe we will be able to improve the operating results and increase the value of the property. Our properties typically compete for tenants with other properties on the basis of location, quality and rental rates.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2019 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the properties is contained in Item 2, Properties, and note 14 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 13, 2020, we had 125 employees including 58 persons engaged in property management functions and 67 persons engaged in corporate, financial, leasing, asset management and other functions.

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

Availability of Reports

Copies of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on our website www.washreit.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with Securities and Exchange Commission.

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in WashREIT as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 47.

Risks Related to our Business and Operations

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, which could adversely affect our cash flow and ability to pay distributions to our shareholders.

Our financial performance and the value of our real estate assets are subject to the risk that our properties do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, which could cause our cash flow and ability to pay distributions to our shareholders to be adversely affected. The following factors, among others, may adversely affect the cash flow generated by our multifamily and commercial properties:

•	downturns in the national, regional and local economic climate;

•	declines in the financial condition of our tenants;

•	declines in consumer confidence, unemployment rates and consumer tastes and preferences;

•	significant job losses in the professional/business services industries or government;

•	competition from similar asset class properties;

•	the inability or unwillingness of our tenants to pay rent increases;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent and tenant improvement allowances;

•	local real estate market conditions, such as oversupply or reduction in demand for multifamily and commercial properties;

•	changes in interest rates and availability of financing;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	inflation;

•	civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war; and

•	decreases in the underlying value of our real estate.

We are dependent upon the economic and regulatory climate of the Washington metropolitan region, which may impact our profitability and may limit our ability to meet our financial obligations when due and/or make distributions to our shareholders.

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

We face potential difficulties or delays renewing leases or re-leasing space, and as a result, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

As of December 31, 2019, the percentage of leased square footage of our commercial properties will expire as set forth in the lease expiration tables on page 6. Multifamily properties are leased under operating leases with terms of generally one year or less. For each the three years ended December 31, 2019, 2018 and 2017, the multifamily tenant retention rate was 56%, 55%, and 59%, respectively.

Difficulties or delays renewing leases or releasing space could impact our financial condition and ability to make distributions. We derive substantially all of our income from rent received from tenants. If our tenants decide not to renew their leases, we may face delays or difficulties re-leasing the space. If tenants decide to renew their leases, the terms of renewals, including the cost of required improvement allowances or concessions, may be less favorable to WashREIT than current lease terms. If the rental rates of our properties decrease, our existing tenants do not renew their leases (refer to the list of our ten largest tenants as of December 31, 2019 on page 7) or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so, which could negatively impact our profitability.

Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer property sales that otherwise would be in our best interest. Due to these factors, we may be unable to sell a property at an advantageous time or on the terms anticipated which could negatively impact our profitability.

The composition of our portfolio by asset class may change over time, which could expose us to different asset class risks than if our portfolio composition remained static.

We own multifamily and commercial assets, with multifamily and office representing approximately 93% of our net operating income for the year ended December 31, 2019, and approximately 93% of our portfolio based on square footage as of December 31, 2019. If the composition of our portfolio changes, then we would become more exposed to the risks and markets of other asset classes. If we are successful in executing the strategic capital allocation plan, then we will become more exposed to the risks of the multifamily and office markets, any of which could have a material adverse effect on us.

We may not be able to control our operating expenses or our operating expenses may remain constant or increase, even if our revenues do not increase, causing our financial condition, results of operations, cash flows, per share trading price of our common shares and ability to make distributions to our shareholders to be adversely affected.

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

We may be adversely affected by any significant reductions in federal government spending or actual or threatened changes to the timing of federal government spending, which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

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

We face risks associated with property development/redevelopment, which could have an adverse effect on our financial condition, results of operations or ability to satisfy our debt service obligations.

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

We face potential adverse effects from major tenants' bankruptcies or insolvencies, which could adversely affect our cash flow and results of operations.

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

Competition for tenants of our multifamily properties, including as a result of increased affordability of residential homes, could affect occupancy levels and market rents at our multifamily properties, which could adversely affect our results of operations and our financial condition.

Our multifamily properties compete with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes. Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition and could possibly limit our ability to raise rents in our markets and therefore lower the value of our properties. Competitive housing in a particular area and increased affordability of owner occupied single and multifamily homes could adversely affect our ability to retain our current residents, attract new ones or increase or maintain rents, which could adversely affect our results of operations and our financial condition.

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

•
even if we enter into an acquisition agreement for a property, it would typically be subject to customary conditions to closing, including completion of due diligence investigations, which may have findings that are unacceptable;

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

Our real estate taxes could increase due to property tax rate changes or reassessment, which could impact our cash flows our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

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

We face significant competition from developers, owners and operators of multifamily, office and other real estate. Substantially all of our properties face competition from similar properties in the same market. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower rents than the space in our properties. As a result, it may be more difficult for us to lease our space, which would result in lower cash flows.

We face risks associated with short-term liquid investments, which could adversely affect our results of operations or financial condition.

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

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including multifamily and commercial properties, be made accessible to disabled persons. Noncompliance could result in imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our results of operations.

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

Climate change and regulation regarding climate change in the Washington metro region may adversely affect our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders.

Climate change (including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature), may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. Additionally, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies.

Changes in federal and state legislation and regulations on climate change could result in utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. The District of Columbia, Arlington County, Virginia, Fairfax County, Virginia, and Montgomery County, Maryland, each have made formal public commitments to carbon reduction. To enforce this commitment, the Washington DC City Council passed the DC Clean Energy Omnibus bill. The bill requires that all electricity purchased in the District be renewable by 2032 and sets a building energy performance standard (BEPS) requiring certain buildings to meet certain minimum energy efficiency standards. Under the District of Columbia’s Building Energy Performance Standards (“BEPS”), all existing buildings over 50,000 square feet will be required to reach minimum levels of energy efficiency or deliver savings by 2026, with progressively smaller buildings phasing into compliance over the following years. This regulation may require unplanned capital improvements, and increased engagement to manage occupant energy use, which is a large driver of building performance. If our properties cannot meet performance standards, they risk fines for non-compliance, as well as a decrease in demand and a decline in value. As a result, our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Some potential losses are not covered by insurance, which could adversely affect our financial condition or cash flow.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2020. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 20, 2019, The Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed into law, extending the program through December 31, 2027. We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what amount of coverage will be available on commercially reasonable terms in future policy years.

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

Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects. Any such uninsured loss could adversely affect our financial condition or cash flow.

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

Litigation could have a material adverse effect on our financial condition or results from operations.

From time to time, we are involved in legal proceedings and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or out of those of our vendors, contractors, tenants or other parties which have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses and/or added as an additional insured under certain insurance policies. An unfavorable resolution of any legal proceeding could have a material adverse effect on our financial condition or results from operations. Regardless of its outcome, legal proceedings may result in substantial costs and expenses and significantly divert the attention of our management. With respect to any legal proceeding, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance or the insurance and/or any contractual indemnities of our vendors, contractors, tenants or other parties will be enough to cover all of our defense costs or any resulting liabilities. Any such litigation could have a material adverse effect on our financial condition or results from operations.

Potential liability for environmental matters could result in substantial costs, which could have an adverse effect on our financial condition and results of operations.

Under U.S. federal, state and local environmental laws, ordinances and regulations, we may be liable for costs and damages resulting from the presence or release of hazardous or toxic substances, wastes or petroleum products at our properties, including investigation or cleanup costs, bodily injury or property damage, natural resource damages, or we may be required to pay for such costs and damages incurred by a government entity or third party regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If environmental contamination issues arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders, because (1) as a current or former owner or operator of real property we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination; (2) the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination; (3) even if more than one person may be responsible for the contamination, each person who shares legal liability under such environmental laws may be held responsible for all of the clean-up costs; and (4) governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs. We also may be liable for the costs of removal or remediation of hazardous substances or waste at disposal or treatment facilities if we arranged for disposal or treatment of hazardous substances to such facilities, whether or not we own such facility.

In addition, certain federal, state and local governmental authorities, such as the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration, may require the clean up or abatement of asbestos, mold, and lead-based paint, which can be costly. Laws applicable to buildings containing certain asbestos-containing materials (“ACM”) impose multiple requirements, including:

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

As building owners or operators we are also subject to inquiries about indoor air quality. These inquiries may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from building materials, inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants above certain levels can be alleged to be connected to allergic reactions or other health effects and symptoms in susceptible individuals. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury, or may need to undertake a targeted remediation program, including without limitation, steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.

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

It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Our evaluation of environmental conditions does not always involve invasive techniques such as soil and ground water sampling. When appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing. However, even though these additional assessments may be conducted, there is still the risk that:

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

We face cybersecurity risks and risks associated with security breaches or disruptions, such as through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, we rely on third-party service providers in our conduct of day-to-day property management, leasing and other activities at our properties and we can provide no assurance that the networks and systems that our third-party vendors have established or used will be effective.

In the normal course of business, we and our service providers (including service providers engaged in providing property management, leasing, accounting and/or payroll services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging with the potential for disruption in our operations, material harm to our financial condition, cash flows and the market price of our common shares, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.

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

The execution of our investment strategy and management of our operations depend to a significant degree on our senior management team. If we are unable to attract and retain skilled executives, our results of operations and financial condition could be adversely affected.

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

On February 13, 2020, our total consolidated debt was approximately $1.1 billion. Consolidated debt to consolidated market capitalization ratio, which measures total consolidated debt as a percentage of the aggregate of total consolidated debt plus the market value of outstanding equity securities, is often used by analysts to assess leverage for equity REITs such as us. Our market value is calculated using the price per share of our common shares. Using the closing share price of $32.02 per share of our common shares on February 13, 2020, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 30% as of February 13, 2020.

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

The future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could hinder our ability to maintain effective hedges and could adversely impact our business operations and financial results.

Our floating-rate debt and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”), or to another financial metric. Our existing hedging arrangements currently use LIBOR as a reference rate, as calculated for U.S. dollar (“USD-LIBOR”). As of December 31, 2019, we had approximately $0.5 billion of debt outstanding that was indexed to LIBOR. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument, and there may be significant work required to transition to any new benchmark rate or other financial metric.

In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In response to concerns regarding the reliability and robustness of commonly used reference rates, in particular LIBOR, the Financial Stability Oversight Council and Financial Stability Board called for the development of alternative interest rate benchmarks.

In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate to LIBOR, as calculated for the U.S. dollar (“USD-LIBOR”), the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators, the Alternative Reference Rates Committee ("ARRC"). SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to USD-LIBOR for use in derivatives and other financial contracts that currently rely on USD-LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to USD-LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Furthermore, the transition from LIBOR to one or more replacement rates could cause uncertainty in what reference rates apply to existing arrangements. The transition from USD-LIBOR to SOFR or any other replacement rate adopted is likely to cause uncertainty related to interest rate costs.

Additionally, there is some possibility that LIBOR continues to be published, but that the quantity of loans used to calculate LIBOR diminishes significantly enough to reduce the appropriateness of the rate as a reference rate. If a published USD-LIBOR is unavailable after 2021, the interest rates for our debt instruments that are indexed to USD-LIBOR will be determined using various alternative methods, any of which may result in interest obligations that are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD-LIBOR remained available.

We can provide no assurance regarding the future of LIBOR, whether our current hedging arrangements will continue to use USD-LIBOR as a reference rate or whether any reliance on such rate will be appropriate. Confusion as to the relevant benchmark reference rate for our hedging instruments could hinder our ability to establish effective hedges.

Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR (various characteristics of SOFR make it uncertain whether it would be viewed by market participants as an appropriate alternative to USD-LIBOR for certain purposes), how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.

We can provide no assurance regarding the future of LIBOR and when our current floating rate debt instruments and hedging arrangements will transition from LIBOR as a reference rate to SOFR (in the case of our floating rate debt instruments and hedging arrangements that determine the applicable interest rate or payment amount by reference to LIBOR-USD as a reference rate) or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including

LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. In addition, confusion related to the transition from USD-LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR.

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

Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. In particular, we could suffer a default under our secured debt instrument that could exceed a cross-default threshold under our unsecured credit facility, causing an event of default under the unsecured credit facility. Under those circumstances, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the property securing the defaulted loan.

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

Risks Related to Our Organizational Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control of WashREIT, even if such a change in control may be in the best interest of our shareholders, and as a result may depress the market price of our common shares.

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

Our bylaws currently provide that the foregoing provision regarding "control share acquisitions" will not apply to WashREIT. However, our board of trustees could, in the future, modify our bylaws such that the foregoing provision regarding "control share acquisitions" would be applicable to WashREIT.

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

In addition to the share ownership limits discussed above, our charter also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our equity shares that would result in us being “closely held” under Section 856(h) of the Code (regardless of whether the interest is held during the last half of a taxable year) or that would otherwise cause us to fail to qualify as a REIT, or (b) transferring equity shares if such transfer would result in our equity shares being owned by fewer than 100 persons. The share ownership limits contained in our charter are based on the ownership at any time by any “person,” which term includes entities and certain groups. The share ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements, and to minimize administrative burdens. However, the share ownership limits on our shares also might delay, defer, prevent, or otherwise inhibit a transaction or a change in control of WashREIT that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

In addition, our charter authorizes and our bylaws require us to indemnify our trustees for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws also authorize us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of WashREIT, your ability to recover damages from such trustees or officers will be limited with respect to trustees and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our trustees and our executive officers, and may, in the discretion of our board of trustees, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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

The market value of our securities can be adversely affected by many factors.

As with any public company, a number of factors may adversely influence the public market price of our common shares. These factors include:

•	level of institutional interest in us;

•	perceived attractiveness of investment in us, in comparison to other REITs;

•	perceived attractiveness of the Washington metro region, particularly if investors have a negative sentiment about the impact of election results on the region's economy;

•	attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends may be taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	investor confidence in the stock and bond markets generally;

•	national economic conditions and general stock and bond market conditions;

•	government uncertainty, action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our shares;

•	changes in U.S. federal tax laws;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend or the partial payment thereof in common shares.

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

Our TRSs will pay U.S. federal, state and local income tax on their taxable income. The after-tax net income of our TRSs will be available for distribution to us but generally is not required to be distributed. We believe that the aggregate value of the stock and securities of our TRSs is less than 20% of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. We scrutinize all of our transactions involving our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or manage the risk of certain currency fluctuations, does not constitute "gross income" for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any current tax benefit, except to the extent that they may be carried back to prior years or forward to future years and offset against taxable income in the TRSs, provided, however, losses in TRSs arising in taxable years beginning after December 31, 2017, may only be carried forward and may only be deducted against 80% of future taxable income in the TRSs.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT C corporations to U.S. shareholders that are individuals, trusts or estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the maximum 20% reduced rate and are taxed at applicable ordinary income tax rates, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gain dividends.” Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. shareholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT C corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% U.S. federal income tax rate applicable to non-REIT C corporations is 36.8% (exclusive of the 3.8% net investment income tax)). Although the reduced rates applicable to dividend income from non-REIT C corporations do not adversely affect the taxation of REITs or dividends payable by REITs, these reduced rates could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT C corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

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

Since we qualify as a REIT under the Code and we are generally not subject to U.S. federal income taxes, if compensation did not qualify for deduction under Section 162(m), the payment of compensation that fails to satisfy the requirements of Section 162(m) would not have a material adverse consequence to us, provided we continue to distribute 100% of our taxable income. Based on our current taxable income and distributions, we do not believe that we will be required to increase our rate of distributions in order to maintain our status as a REIT (or to avoid paying corporate or excise taxes at the entity level) if a portion of our payment of compensation fails to satisfy the requirements of Section 162(m). However, in that case, a larger portion of shareholder distributions that would otherwise have been treated as a return of capital will be subject to U.S. federal income tax as dividend income. In the future, if we make compensation payments subject to Section 162(m) limitations on deductibility, we may be required to make additional distributions to shareholders to comply with REIT distribution requirements and eliminate U.S. federal income tax liability at the entity level. Any such compensation allocated to our TRSs whose income is subject to U.S. federal income tax would result in an increase in income taxes due to the inability to deduct such compensation.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2019, which consisted of 45 properties and land held for development.

As of December 31, 2019, the percent leased is (i) for commercial properties, the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant, and (ii) for multifamily properties, the percentage of units leased. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Units	Net Rentable Square Feet	Percent Leased, as of December 31, 2019 (1)	Ending Occupancy, as of December 31, 2019 (1)
Multifamily Buildings
3801 Connecticut Avenue	Washington, DC	1963	1951	307	178,000	96.4%	95.4%
Roosevelt Towers	Falls Church, VA	1965	1964	191	170,000	96.3%	94.8%
Park Adams	Arlington, VA	1969	1959	200	173,000	97.0%	95.0%
The Ashby at McLean	McLean, VA	1996	1982	256	274,000	96.1%	94.5%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	225,000	97.9%	92.8%
Bennett Park	Arlington, VA	2001	2007	224	215,000	95.5%	95.1%
Clayborne	Alexandria, VA	2003	2008	74	60,000	97.3%	97.3%
Kenmore Apartments	Washington, DC	2008	1948	374	268,000	94.9%	93.6%
The Paramount	Arlington, VA	2013	1984	135	141,000	97.8%	97.0%
Yale West (2)	Washington, DC	2014	2011	216	173,000	98.1%	97.2%
The Maxwell	Arlington, VA	2011	2014	163	116,000	98.8%	97.5%
The Wellington	Arlington, VA	2015	1960	711	600,000	96.2%	93.4%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	1,001,000	97.1%	95.7%
Assembly Alexandria	Alexandria, VA	2019	1990	532	437,000	95.3%	94.9%
Assembly Manassas	Manassas, VA	2019	1986	408	390,000	94.9%	94.4%
Assembly Dulles	Herndon, VA	2019	2000	328	361,000	96.0%	95.1%
Assembly Leesburg	Leesburg, VA	2019	1986	134	124,000	94.8%	94.0%
Assembly Herndon	Herndon, VA	2019	1991	283	221,000	96.1%	95.1%
Assembly Germantown	Germantown, MD	2019	1990	218	211,000	95.4%	95.0%
Assembly Watkins Mill	Gaithersburg, MD	2019	1975	210	193,000	97.1%	94.8%
Cascade at Landmark	Alexandria, VA	2019	1988	277	273,000	96.4%	94.2%
Subtotal				6,658	5,804,000	96.4%	94.9%
______________________________

(1)	Leased percentage and ending occupancy calculations are based on units for multifamily buildings.

(2)
At December 31, 2019, Yale West was encumbered by a non-recourse mortgage in the amount of $45.7 million. Mortgage amount excludes premiums and debt loan costs. This mortgage was repaid on January 31, 2020 (see note 5 to the consolidated financial statements).

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2019 (3)	Ending Occupancy, as of December 31, 2019 (3)
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	1977	1960	101,000	85.6%	85.6%
515 King Street	Alexandria, VA	1992	1966	75,000	86.5%	86.5%
1220 19th Street	Washington, DC	1995	1976	103,000	73.4%	61.7%
1600 Wilson Boulevard	Arlington, VA	1997	1973	170,000	90.8%	89.5%
Silverline Center	Tysons, VA	1997	1972/2015	549,000	96.0%	94.0%
Courthouse Square	Alexandria, VA	2000	1979	120,000	82.9%	82.9%
Monument II	Herndon, VA	2007	2000	209,000	95.1%	95.1%
2000 M Street (4)	Washington, DC	2007	1971	232,000	91.8%	91.0%
1140 Connecticut Avenue	Washington, DC	2011	1966	184,000	92.2%	92.2%
1227 25th Street	Washington, DC	2011	1988	135,000	93.5%	86.2%
John Marshall II	Tysons, VA	2011	1996/2010	223,000	100.0%	100.0%
Fairgate at Ballston	Arlington, VA	2012	1988	145,000	82.3%	77.2%
Army Navy Building	Washington, DC	2014	1912/1987/2017	108,000	100.0%	100.0%
1775 Eye Street, NW	Washington, DC	2014	1964	189,000	93.7%	93.7%
Watergate 600	Washington, DC	2017	1972/1997	293,000	91.9%	81.2%
Arlington Tower	Arlington, VA	2018	1980/2014	391,000	90.6%	90.6%
Subtotal				3,227,000	91.9%	89.6%

Retail Centers
Takoma Park	Takoma Park, MD	1963	1962	51,000	100.0%	100.0%
Westminster	Westminster, MD	1972	1969	150,000	95.0%	95.0%
Concord Centre	Springfield, VA	1973	1960	75,000	93.2%	93.2%
Chevy Chase Metro Plaza	Washington, DC	1985	1975	49,000	90.2%	90.2%
800 S. Washington Street	Alexandria, VA	1998/2003	1955/1959	46,000	89.6%	87.0%
Randolph Shopping Center	Rockville, MD	2006	1972	83,000	86.4%	86.4%
Montrose Shopping Center	Rockville, MD	2006	1970	149,000	94.0%	94.0%
Spring Valley Village	Washington, DC	2014	1941/1950/2018	92,000	92.0%	79.1%
Subtotal				695,000	92.8%	90.9%
TOTAL				9,726,000
______________________________

(3)	Percent leased and ending occupancy calculations are based on square feet that includes temporary lease agreements for commercial properties.

(4)	This property is subject to a ground lease which expires on October 6, 2070.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol WRE. As of February 13, 2020, there are 3,385 shareholders of record.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of shares of our common stock for the three months ended December 31, 2019 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2019	—	$—	N/A	N/A
November 1 - November 30, 2019	—	—	N/A	N/A
December 1 - December 31, 2019	25,494	29.18	N/A	N/A
Total	25,494	29.18	N/A	N/A
______________________________

(1)
Represents restricted shares surrendered by employees to WashREIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

Performance Graph:

The following line graph sets forth, for the period from December 31, 2014, through December 31, 2019, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2014, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Real estate rental revenue	$309,180	$291,730	$280,281	$268,672	$262,695
Income (loss) from continuing operations	$29,132	$1,153	$(3,568)	$96,261	$66,528
Discontinued operations:
Income from operations of properties sold or held for sale	$16,158	$24,477	$23,180	$23,027	$22,659
Gain on sale of real estate	$339,024	$—	$—	$—	$—
Net income	$383,550	$25,630	$19,612	$119,288	$89,187
Net income attributable to the controlling interests	$383,550	$25,630	$19,668	$119,339	$89,740
Income (loss) from continuing operations attributable to the controlling interests per share – diluted	$0.36	$0.01	$(0.05)	$1.33	$0.97
Net income attributable to the controlling interests per share – diluted	$4.75	$0.32	$0.25	$1.65	$1.31
Total assets	$2,628,328	$2,417,104	$2,359,426	$2,253,619	$2,191,168
Amounts outstanding on line of credit	$56,000	$188,000	$166,000	$120,000	$105,000
Mortgage notes payable, net	$47,074	$48,277	$81,624	$133,117	$400,813
Notes payable, net	$996,722	$995,397	$894,358	$843,084	$743,181
Shareholders’ equity	$1,411,726	$1,068,127	$1,094,971	$1,050,946	$835,649
Cash dividends declared	$96,964	$95,502	$92,834	$87,570	$82,003
Cash dividends declared per share	$1.20	$1.20	$1.20	$1.20	$1.20

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.
Results of Operations. Discussion of our financial results comparing 2019 to 2018 and comparing 2018 to 2017.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•	Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period.

•	Leased percentage, calculated as the percentage of apartments leased for our multifamily properties and percentage of available physical net rentable area leased for our commercial properties.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Operating Results

Net income attributable to the controlling interests, NOI and NAREIT FFO for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change	% Change
Net income attributable to the controlling interests	$383,550	$25,630	$357,920	1,396.5%
NOI (1)	$193,600	$186,138	$7,462	4.0%
NAREIT FFO (2)	$134,118	$146,249	$(12,131)	(8.3)%
______________________________
(1) See pages 34 and 38 of the MD&A for reconciliations of NOI to net income.
(2) See page 47 of the MD&A for reconciliations of NAREIT FFO to net income.

The increase in net income attributable to the controlling interests is primarily due to higher gains on sale of real estate ($396.5 million) and higher NOI ($7.5 million), partially offset by higher depreciation and amortization expense ($24.4 million), lower income from discontinued operations ($8.3 million), higher real estate impairment charges ($6.5 million), higher interest expense ($3.2 million), higher general and administrative expenses ($2.3 million), and higher lease origination expenses ($1.7 million).

The higher NOI is primarily due to income from the multifamily acquisitions ($16.4 million), partially offset by the sales of 2445 M Street ($5.3 million), Quantico Corporate Center ($1.7 million), 1776 G Street ($0.7 million) and Braddock Metro Center ($0.2 million), and lower NOI from Arlington Tower ($0.7 million) and same-store properties ($0.3 million). The lower same-store NOI is explained in further detail beginning on page 34 (Results of Operations - 2019 Compared to 2018).

The decrease in NAREIT FFO primarily reflects lower income from discontinued operations, net of depreciation and amortization ($12.8 million), higher interest expense ($3.2 million) and higher general and administrative ($2.3 million) and lease origination ($1.7 million) expenses, partially offset by higher NOI ($7.5 million) and lower losses on extinguishment of debt ($0.4 million).

Investment and Financing Activity

Significant investment and financing transactions during 2019 included the following:

•	The disposition of Quantico Corporate Center, an office property in Stafford, Virginia, consisting of two office buildings totaling 272,000 square feet for a contract sales price of $33.0 million.

•
The acquisition of the Assembly properties in Virginia and Maryland (collectively, the "Assembly Portfolio"), consisting of seven multifamily properties with a total of 2,113 units, for a contract purchase price of $461.2 million. In connection with the acquisition of these properties, we entered into a six-month, $450.0 million unsecured term loan facility (the “2019 Term Loan”). We repaid this term loan during the third quarter of 2019 using proceeds from the sales of retail properties (see note 6 to the consolidated financial statements).

•	The acquisition of Cascade at Landmark, a 277-unit multifamily property in Alexandria, Virginia, for a contract purchase price of $69.8 million.

•
The disposition of five retail shopping centers and three retail power centers in three separate transactions. We recognized an aggregate gain on sale of real estate of $339.0 million from these transactions. Prior to closing on the disposition of the five retail shopping centers (the "Shopping Center Portfolio"), we prepaid the mortgage note secured by Olney Village Center, incurring a loss on extinguishment of debt of approximately $0.8 million.

•
The disposition of 1776 G Street, a 262,000 square foot office property in Washington, DC, for a contract sale price of $129.5 million. We recognized a gain on sale of real estate of $61.0 million related to this transaction.

As of February 13, 2020, our Revolving Credit Facility has a borrowing capacity of $573.0 million. As of December 31, 2019, the interest rate on the facility was LIBOR plus 1.0% and LIBOR was 1.7% as of that date.

Capital Requirements

In January 2020, we prepaid the $45.6 million mortgage note payable secured by Yale West, recognizing a gain on extinguishment of debt of $0.5 million. Following this prepayment, we have no mortgage notes. Our $250.0 million of 4.95% 10-year unsecured notes are scheduled to mature in October 2020, but may be prepaid without penalty beginning in April 2020. We expect to have additional capital requirements as set forth on page 41 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three years ended December 31, 2019. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain on sale, if any), plus interest expense, depreciation and amortization, general and administrative expenses, lease origination expenses, real estate impairment and gain or loss on extinguishment of debt. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2019 Compared to 2018

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2019 compared to 2018. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Real estate rental revenue	$234,946	$233,098	$1,848	0.8%	$50,259	$22,389	$35	$—	$23,940	$36,243	$309,180	$291,730	$17,450	6.0%
Real estate expenses	89,453	87,293	2,160	2.5%	17,077	4,914	76	21	8,974	13,364	115,580	105,592	9,988	9.5%
NOI	$145,493	$145,805	$(312)	(0.2)%	$33,182	$17,475	$(41)	$(21)	$14,966	$22,879	$193,600	$186,138	$7,462	4.0%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(136,253)	(111,826)	(24,427)	21.8%
General and administrative expenses											(24,370)	(22,089)	(2,281)	10.3%
Lease origination expenses											(1,698)	—	(1,698)
Real estate impairment											(8,374)	(1,886)	(6,488)	344.0%
Gain on sale of real estate											59,961	2,495	57,466	2,303.2%
Interest expense											(53,734)	(50,501)	(3,233)	6.4%
Loss on extinguishment of debt											—	(1,178)	1,178	(100.0)%
Discontinued operations (4):
Income from properties sold or held for sale											16,158	24,477	(8,319)	(34.0)%
Gain on sale of real estate											339,024	—	339,024
Loss on extinguishment of debt											(764)	—	(764)
Net income											383,550	25,630	357,920	1,396.5%
Less: Net loss attributable to noncontrolling interests											—	—	—
Net income attributable to the controlling interests											$383,550	$25,630	$357,920	1,396.5%
______________________________

(1)	Acquisitions:
2019 Multifamily – Assembly Portfolio and Cascade at Landmark
2018 Office – Arlington Tower

(2)	Development/redevelopment properties:
Multifamily development property – The Trove and land adjacent to Riverside Apartments

(3)	Sold (classified as continuing operations):
2019 Office – Quantico Corporate Center and 1776 G Street
2018 Office – Braddock Metro Center and 2445 M Street

Held for sale (classified as continuing operations):
2019 Office – John Marshall II

(4)	Discontinued operations:
2019 Retail – Wheaton Park, Bradlee Shopping Center, Shoppes of Foxchase, Gateway Overlook, Olney Village Center, Frederick County Square, Centre at Hagerstown and Frederick Crossing

Real Estate Rental Revenue

Real estate rental revenue is comprised of (a) minimum base rent, which includes rental revenues recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our tenants, (c) credit losses on lease related receivables, (d) revenue recognized from lease termination fees and (e) parking and other tenant charges such as percentage rents.

Real estate rental revenue from same-store properties for the two years ended December 31, 2019 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Multifamily	$98,455	$95,194	$3,261	3.4%
Office	117,501	119,842	(2,341)	(2.0)%
Other	18,990	18,062	928	5.1%
Total same-store real estate rental revenue	$234,946	$233,098	$1,848	0.8%

•	Multifamily: Increase primarily due to higher rental rates ($2.5 million), lower rent abatements ($0.3 million), higher recoveries ($0.3 million) and higher parking income ($0.2 million).

•
Office: Decrease primarily due to lower rental income ($2.6 million) due to lease expirations at Watergate 600 and 1220 19th Street and higher rent abatements ($1.1 million), partially offset by higher lease termination fees ($1.4 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Assembly Portfolio ($24.9 million) and Cascade at Landmark ($2.7 million) in 2019 and Arlington Tower ($0.2 million) in 2018.

Real estate rental revenue from held for sale or sold properties classified as continuing operations decreased due to the sale of 2445 M Street ($8.7 million) during the second quarter of 2018, Quantico Corporate Center ($2.7 million) during the second quarter of 2019, 1776 G Street ($0.7 million) during fourth quarter of 2019 and Braddock Metro Center ($0.4 million) during the first quarter of 2018. These were partially offset by higher real estate rental revenue at John Marshall II ($0.1 million).

Ending occupancy is calculated as occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for properties classified as continuing operations for the two years ended December 31, 2019 was as follows:

	December 31, 2019			December 31, 2018			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	94.9%	94.6%	94.8%	94.8%	N/A	94.8%	0.1%	N/A	—%
Office	88.5%	94.0%	89.6%	93.6%	89.5%	92.3%	(5.1)%	4.5%	(2.7)%
Other	90.9%	N/A	90.9%	89.9%	N/A	89.9%	1.0%	N/A	1.0%
Total	92.1%	94.5%	92.8%	93.9%	89.5%	93.2%	(1.8)%	5.0%	(0.4)%

•
Multifamily: Increase in same-store ending occupancy was primarily due to higher ending occupancy at The Paramount, 3801 Connecticut Avenue and Roosevelt Towers, partially offset by lower ending occupancy at The Wellington.

•	Office: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at 1220 19th Street, Watergate 600 and 1227 25th Street.

During 2019, we executed new and renewed leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	414	$51.10	17.6%	$96.69	6.4
______________________________

(1)	Consist of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2019 were 37.4% and 36.2%, respectively.

Real estate expenses from same-store properties for the two years ended December 31, 2019 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Multifamily	$37,817	$37,214	$603	1.6%
Office	46,114	45,043	1,071	2.4%
Other	5,522	5,036	486	9.7%
Total same-store real estate expenses	$89,453	$87,293	$2,160	2.5%

•	Multifamily: Increase primarily due to higher contract maintenance ($0.3 million), administrative ($0.1 million), repairs and maintenance ($0.1 million) and utility ($0.1 million) expenses.

•	Office: Increase primarily due to higher real estate tax ($0.8 million) and administrative ($0.7 million) expenses, partially offset by lower utilities expenses ($0.2 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to acquisitions of the Assembly Portfolio ($23.7 million) and Cascade at Landmark ($2.9 million), higher depreciation and amortization at same-store properties ($1.7 million) and placing into service a portion of the parking garage at The Trove development ($0.1 million) during 2019. These increases were partially offset by lower depreciation and amortization at Arlington Tower ($1.6 million) and John Marshall II ($0.2 million) and the dispositions of Quantico Corporate Center ($1.7 million), 2445 M Street ($0.4 million) and 1776 G Street ($0.1 million).

General and administrative expenses: Increase primarily due to higher incentive compensation expense ($1.8 million) and professional fees ($0.6 million).

Lease Origination Expenses: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended existing lease accounting standards for both lessees and lessors (see note 2 to the consolidated financial statements). We adopted the new standard for the fiscal year beginning on January 1, 2019. Under ASU 2016-02, the FASB determined that only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs. We incurred $1.7 million of indirect leasing expenses during 2019.

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

Gain on sale of real estate: The gain during 2019 is due to the sale of 1776 G Street ($61.0 million), partially offset by a loss on the sale of Quantico Corporate Center ($1.0 million). The gain during 2018 is due to the sale of 2445 M Street.

Interest Expense: Interest expense by debt type for the two years ended December 31, 2019 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2019	2018	$ Change	% Change
Notes payable	$45,595	$39,818	$5,777	14.5%
Mortgage notes payable	2,074	3,283	(1,209)	(36.8)%
Line of credit	9,279	9,491	(212)	(2.2)%
Capitalized interest	(3,214)	(2,091)	(1,123)	53.7%
Total	$53,734	$50,501	$3,233	6.4%

•	Notes payable: Increase primarily due to executing the 2019 Term Loan in April 2019 and a $250 million term loan in March 2018, which increased and replaced a $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by Kenmore Apartments in 2018.

•
Line of credit: Decrease primarily due to lower weighted average borrowings of $196.1 million during 2019, as compared to $230.9 million during 2018, partially offset by a higher weighted average interest rate of 3.34% during 2019, as compared to 2.96% during 2018.

•
Capitalized interest: Increase primarily due to higher spending related to The Trove, the multifamily development adjacent to The Wellington, and the commencement in 2018 of interest capitalization on spending related to the multifamily development adjacent to Riverside Apartments.

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during 2018 related to the write-off of unamortized loan origination costs associated with the refinancing of an existing $150 million seven-year unsecured term loan with a $250 million five-year unsecured term loan and the execution of an amended, extended and expanded $700 million unsecured revolving credit facility (see note 6 to the consolidated financial statements).

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during the third quarter of 2019.

Gain on sale of real estate: Increase due to gains on the sales of the Shopping Center Portfolio ($333.0 million) and Frederick Crossing/Frederick County Square ($9.5 million), partially offset by a loss on the sale of Centre at Hagerstown ($3.5 million).

Loss on extinguishment of debt: We recognized a $0.8 million loss on extinguishment of debt during 2019 related to the prepayment of the mortgage note secured by Olney Village Center prior to that property’s disposition as part of the Shopping Center Portfolio.

2018 Compared to 2017

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in 2018 compared to 2017. All amounts are in thousands except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	2018	2017	$ Change	% Change
Real estate rental revenue	$241,457	$233,704	$7,753	3.3%	$41,234	$14,518	$—	$—	$9,039	$32,059	$291,730	$280,281	$11,449	4.1%
Real estate expenses	90,709	88,580	2,129	2.4%	11,306	4,680	21	—	3,556	12,140	105,592	105,400	192	0.2%
NOI	$150,748	$145,124	$5,624	3.9%	$29,928	$9,838	$(21)	$—	$5,483	$19,919	$186,138	$174,881	$11,257	6.4%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(111,826)	(101,430)	(10,396)	10.2%
General and administrative expenses											(22,089)	(22,580)	491	(2.2)%
Real estate impairment											(1,886)	(33,152)	31,266	(94.3)%
Gain on sale of real estate											2,495	24,915	(22,420)	(90.0)%
Interest expense											(50,501)	(46,793)	(3,708)	7.9%
Other income											—	507	(507)	(100.0)%
Loss on extinguishment of debt											(1,178)	—	(1,178)
Income tax benefit (expense)											—	84	(84)	(100.0)%
Discontinued operations (4):
Income from properties sold or held for sale											24,477	23,180	1,297	5.6%
Net income											25,630	19,612	6,018	30.7%
Less: Net loss attributable to noncontrolling interests											—	56	(56)	(100.0)%
Net income attributable to the controlling interests											$25,630	$19,668	$5,962	30.3%
______________________________

(1)	Acquisitions:
2018 Office – Arlington Tower
2017 Office – Watergate 600

(2)	Development/redevelopment properties:
Multifamily development property – land adjacent to Riverside Apartments

(3)	Sold:
2018 Office – Braddock Metro Center and 2445 M Street
2017 Multifamily – Walker House Apartments

(4)	Discontinued operations:
2019 Retail – Wheaton Park, Bradlee Shopping Center, Shoppes of Foxchase, Gateway Overlook, Olney Village Center, Frederick County Square, Centre at Hagerstown and Frederick Crossing

Real Estate Rental Revenue

Real estate rental revenue from same-store properties for the two years ended December 31, 2018 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Multifamily	$95,194	$92,486	$2,708	2.9%
Office	128,201	123,625	4,576	3.7%
Other	18,062	17,593	469	2.7%
Total same-store real estate rental revenue	$241,457	$233,704	$7,753	3.3%

•	Multifamily: Increase primarily due to higher rental income ($2.3 million), tenant fees ($0.1 million) and parking income ($0.1 million).

•	Office: Increase primarily due to higher rental income ($3.6 million) and reimbursements ($0.7 million).

Real estate rental revenue from acquisitions increased due to the acquisition of Arlington Tower ($22.4 million) in the first quarter of 2018 and Watergate 600 ($4.3 million) in the second quarter of 2017.

Real estate rental revenue from held for sale or sold properties decreased due to the sales of Braddock Metro Center ($10.5 million) during the first quarter of 2018, 2445 M Street ($9.7 million) during the second quarter of 2018 and Walker House Apartments ($2.8 million) during the fourth quarter of 2017.

Ending occupancy represents occupied square footage indicated as a percentage of total square footage as of the last day of that period. Ending occupancy for properties classified as continuing operations for the two years ended December 31, 2018 was as follows:

	December 31, 2018			December 31, 2017			Increase (decrease)
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	94.8%	N/A	94.8%	94.1%	N/A	94.1%	0.7%	N/A	0.7%
Office	91.7%	95.1%	92.3%	92.0%	84.0%	90.1%	(0.3)%	11.1%	2.2%
Other	89.9%	N/A	89.9%	88.3%	N/A	88.3%	1.6%	N/A	1.6%
Total	93.1%	95.1%	93.2%	92.7%	84.0%	91.7%	0.4%	11.1%	1.5%

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

During 2018, we executed new and renewed leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	325	$49.22	10.3%	$54.86	5.0
______________________________

(1)	Consist of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the two years ended December 31, 2018 were 36.2% and 37.6%, respectively.

Real estate expenses from same-store properties for the two years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Multifamily	$37,214	$36,349	$865	2.4%
Office	48,459	47,295	1,164	2.5%
Other	5,036	4,936	100	2.0%
Total same-store real estate expenses	$90,709	$88,580	$2,129	2.4%

•	Multifamily: Increase primarily due to higher administrative ($0.7 million), custodial ($0.1 million) and utilities ($0.1 million) expenses.

•	Office: Increase primarily due to higher bad debt ($0.3 million), repairs and maintenance ($0.3 million), utilities ($0.2 million) and custodial ($0.2 million) expenses.

Other Expenses

Depreciation and Amortization: Increase primarily due to the acquisition of Arlington Tower ($13.9 million) and Watergate 600 ($4.3 million) and due to higher depreciation and amortization at same-store properties ($2.1 million), partially offset by the dispositions of 2445 M Street ($5.2 million), Braddock Metro Center ($4.4 million), and Walker House Apartments ($0.3 million).

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

Interest Expense: Interest expense by debt type for the two years ended December 31, 2018 was as follows (in thousands, except percentage amounts):

	Year Ended December 31,
Debt Type	2018	2017	$ Change	% Change
Notes payable	$39,818	$37,487	$2,331	6.2%
Mortgage notes payable	3,283	4,063	(780)	(19.2)%
Line of credit	9,491	6,207	3,284	52.9%
Capitalized interest	(2,091)	(964)	(1,127)	116.9%
Total	$50,501	$46,793	$3,708	7.9%

•	Notes payable: Increase primarily due to executing the $250 million term loan in March 2018, which increased and replaced the $150 million term loan.

•	Mortgage notes payable: Decrease primarily due to the repayment of the mortgage notes secured by Kenmore Apartments in 2018 and Army Navy Building in 2017.

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

Loss on extinguishment of debt: We recognized a $1.2 million non-cash loss on extinguishment of debt during 2018 related to the write-off of unamortized loan origination costs associated with the refinancing of an existing $150 million seven-year unsecured term loan with a $250 million five-year unsecured term loan and the execution of an amended, extended and expanded $700 million unsecured revolving credit facility (see note 4 to the consolidated financial statements).

Discontinued operations:

Income from properties sold or held for sale: Increase primarily due to lower depreciation and amortization and lower interest expense at the properties classified as discontinued operations (see note 3 to the consolidated financial statements).

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

As of February 13, 2020, we had cash and cash equivalents of approximately $31.7 million and availability under our Revolving Credit Facility of $573.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•	Cash flow from operations;

•	Borrowings under our Revolving Credit Facility or other new short-term facilities;

•	Issuances of our equity securities and/or common units in operating partnerships;

•	Issuances of preferred shares;

•	Proceeds from long-term secured or unsecured debt financings, including construction loans and term loans, or the issuance of debt securities;

•	Investment from joint venture partners; and

•	Net proceeds from the sale of assets.

During 2020, we expect that we will have significant capital requirements, including the following items:

•	Funding dividends and distributions to our shareholders;

•	Approximately $85 - $90 million to invest in our existing portfolio of operating assets, including approximately $20 - $25 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $42.5 - $47.5 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions throughout 2020, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements in 2020. However, as a result of general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, rising interest rates or declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

In January 2020, we prepaid the $45.6 million mortgage note payable secured by Yale West, recognizing a gain on extinguishment of debt of $0.5 million.

Our future debt principal payments are scheduled as follows (in thousands):

Year	Mortgage Notes Payable		Unsecured Notes Payable/Term Loans		Revolving Credit Facility		Total Debt	Average Interest Rate
2020	$45,611	(4)	$250,000		$—		$295,611	4.9%
2021	—		150,000	(1)	—		150,000	2.7%
2022	—		300,000		—		300,000	4.0%
2023	—		250,000	(2)	56,000	(3)	306,000	2.8%
2024	—		—		—		—
Thereafter	—		50,000		—		50,000	7.4%
Scheduled principal payments	45,611		1,000,000		56,000		1,101,611	3.9%
Scheduled mortgage note amortization payments	43		—		—		43	3.8%
Premiums and discounts, net	1,470		(797)		—		673
Debt issuance costs, net	(50)		(2,481)		—		(2,531)
Total	$47,074		$996,722		$56,000		$1,099,796	3.9%
______________________________

(1)	WashREIT uses interest rate derivatives to effectively fix the $150.0 million term loan's variable interest rate at 2.72%.

(2)	WashREIT uses interest rate derivatives to effectively fix the $250.0 million term loan's variable interest rate at 2.87%.

(3)	Maturity date for the unsecured line of credit of March 2023 assumes election of option for two additional 6-month periods.

(4)	In January 2020, WashREIT prepaid the existing mortgage note associated with Yale West. We incurred a gain on extinguishment of debt of $0.5 million associated with this prepayment

The weighted average maturity for our debt is 2.5 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

Failure to comply with any of the covenants under our Revolving Credit Facility, unsecured notes or other debt instruments could result in a default under one or more of our debt covenants. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of December 31, 2019, we were in compliance with the covenants related to our then-existing mortgage notes, Revolving Credit Facility and unsecured notes.

Common Equity

We have authorized for issuance 100.0 million common shares, of which approximately 82.1 million shares were outstanding at December 31, 2019.

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

Our issuances and net proceeds on the 2018 Equity Distribution Agreements for the years ended December 31, 2019 and 2018 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2019	2018
Issuance of common shares	1,859	1,165
Weighted average price per share	$30.00	$31.18
Net proceeds	$54,916	$35,472

The 2018 Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. We did not issue any common shares on the previous equity distribution agreements during 2018. For the year ended December 31, 2017, we issued 3.6 million common shares at a weighted average price per share of $32.06 for net proceeds of $113.2 million on the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2019 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2019	2018	2017
Issuance of common shares	173	81	80
Weighted average price per share	$27.58	$29.18	$32.25
Net proceeds	$4,755	$1,973	$2,576

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2019, no preferred shares are issued and outstanding.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We are currently engaged in development activities for the ground-up development of a multifamily property (Trove) on land adjacent to The Wellington and predevelopment activities for the ground-up development of a multifamily property on land adjacent to Riverside Apartments. As of December 31, 2019, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $42.5 - $47.5 million of total development and redevelopment spending during 2020.

In addition to our development and redevelopment projects, we anticipate funding several major renovation projects in our portfolios during 2020, as follows (in thousands):

Office	$8,214
Multifamily	23,112
Other	534
Total	$31,860

These projects include unit, common area and lobby renovations and roof replacements at multifamily properties; elevator modernizations, lobby renovations, HVAC replacements and garage and facade repairs at office properties; and roof and sprinklers replacements at retail properties. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2019. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2019, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$1,215,946	$336,367	$813,266	$7,250	$59,063
Purchase obligations(2)	9,367	3,656	5,711	—	—
Tenant-related capital(3)	12,363	12,363	—	—	—
Building capital(4)	3,443	3,443	—	—	—
Operating leases	13,543	323	805	520	11,895
______________________________

(1)	See notes 5, 6 and 7 of the consolidated financial statements. Amounts include principal, interest and facility fees.

(2)	Represents electricity and gas purchase agreements with terms through 2023.

(3)	Committed tenant-related capital based on executed leases as of December 31, 2019.

(4)	Committed building capital additions based on contracts in place as of December 31, 2019.

We have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance, electricity and gas purchase agreements, which are included above on the purchase obligations line. Contract terms on leases that can be canceled are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $20 - $25 million in 2020.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2019 were as follows (in thousands):

	Year ended December 31,			Variance
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Cash provided by operating activities	$130,923	$147,369	$130,626	$(16,446)	$16,743
Cash provided by (used in) investing activities	61,036	(38,942)	(196,354)	99,978	157,412
Cash (used in) provided by financing activities	(184,848)	(113,410)	60,729	(71,438)	(174,139)

Net cash provided by operating activities decreased in 2019 as compared to 2018 primarily due to the sales of the Retail Portfolio during 2019 (see note 3 to the consolidated financial statements) and 2445 M Street in 2018, partially offset by the acquisition of the Assembly Portfolio and Cascade at Landmark during 2019. Net cash provided by operating activities increased in 2018 as compared to 2017 primarily due to the acquisitions of Arlington Tower in January 2018 and Watergate 600 in April 2017, partially offset by higher interest payments and the sales of 2445 M Street in June 2018, Braddock Metro Center in January 2018 and Walker House Apartments in October 2017.

Net cash provided by investing activities increased in 2019 as compared to 2018 primarily due to a higher volume of disposition activity during 2019, partially offset by a higher volume of acquisition activity and higher development expenditures during 2019. Net cash used in investing activities decreased in 2018 as compared to 2017 primarily due to a higher volume of disposition activity and lower volume of acquisition activity in 2018.

Net cash used in financing activities increased in 2019 as compared to 2018 primarily due to higher net repayments on the Revolving Credit Facility, partially offset by lower mortgage note repayments and higher proceeds from equity issuances. Net cash used in financing activities increased in 2018 as compared to 2017 due to lower proceeds from equity issuances, lower net borrowings on the Revolving Credit Facility, the repayment of the 2016 Term Loan and the repayments of a mortgage note secured by Kenmore Apartments and a mortgage note at Arlington Tower’s settlement during 2018, partially offset by proceeds from the 2018 Term Loan during 2018 and the repayment of the mortgage note secured by Army Navy Building during 2017.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2019 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Accretive capital improvements and development costs:
Acquisition related	$9,158	$13,489	$24,556
Expansions and major renovations	25,008	26,045	14,629
Development/redevelopment	47,492	34,806	18,150
Tenant improvements (including first generation leases)	28,565	24,914	16,926
Total accretive capital improvements (1)	110,223	99,254	74,261
Other capital improvements:	5,725	6,622	4,404
Total	$115,948	$105,876	$78,665
______________________________

(1)	We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $3.2 million, $2.1 million and $1.0 million for the three years ended December 31, 2019, respectively, and capitalized employee compensation in the amount of $1.2 million, $2.7 million and $2.5 million for the three years ended December 31, 2019, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2019 to Watergate 600, Arlington Tower, Cascade at Landmark and the Assembly Portfolio.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2019 included common area, lobby and unit renovations at Riverside Apartments; roof replacement, common area renovations, unit renovations and facade repairs at The Wellington; heating system replacement, roof replacement and unit renovations at The Kenmore; balcony and roof replacement at Bethesda Hill Apartments; lobby renovations at 1227 25th Street; roof replacement at 3801 Connecticut Avenue; and elevator modernization at The Ashby.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and increase income than would be otherwise achievable. Development/redevelopment costs in 2019 primarily include development costs for the Trove, a multifamily development adjacent to The Wellington and predevelopment costs for a future multifamily development adjacent to Riverside Apartments.

Tenant Improvements: Tenant improvements are costs, such as space build-outs, associated with commercial lease transactions. Our average tenant improvement costs per square foot of space leased during the three years ended December 31, 2019 were as follows:

	Year Ended December 31,
	2019	2018	2017
Office	$69.99	$33.51	$62.28

The $36.48 increase in 2019 in tenant improvement costs per square foot of office space leased was primarily due to new leases at Watergate 600 and Monument II executed in 2019. The $28.77 decrease in 2018 in tenant improvement costs per square foot of office space leased was primarily due to tenant leases at Braddock Metro Center and Army Navy Building and a large lease renewal at 1775 Eye Street executed in 2017.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. In our multifamily properties, this category includes improvements made as needed upon vacancy of an apartment. Such improvements totaled $3.2 million in 2019, averaging approximately $1,340 per apartment for the 42% of apartments which turned over relative to our total portfolio of apartment units. In our commercial properties and multifamily properties (aside from improvements related to apartment turnover), improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $5.7 million during 2019 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2019 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
(c)the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, at all, within the price ranges anticipated and on the terms and timing anticipated;
(d)changes in the composition of our portfolio;
(e)fluctuations in interest rates;
(f)reductions in or actual or threatened changes to the timing of federal government spending;
(g)the risks related to use of third-party providers and joint venture partners;
(h)the ability to control our operating expenses;
(i)the economic health of our tenants;
(j)the supply of competing properties;
(k)shifts away from brick and mortar stores to e-commerce;
(l)the availability and terms of financing and capital and the general volatility of securities markets;
(m)compliance with applicable laws, including those concerning the environment and access by persons with disabilities;
(n)terrorist attacks or actions and/or cyber attacks;
(o)weather conditions and natural disasters;
(p)ability to maintain key personnel;
(q)failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
(r)other factors discussed under the caption “Risk Factors.”

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$383,550	$25,630	$19,612
Adjustments:
Depreciation and amortization	136,253	111,826	101,430
Real estate impairment	8,374	1,886	33,152
Gain on sale of depreciable real estate	(59,961)	(2,495)	(23,838)
Discontinued operations:
Depreciation and amortization	4,926	9,402	10,626
Gain on sale of depreciable real estate	(339,024)	—	—
NAREIT FFO	$134,118	$146,249	$140,982

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

Accounting for Real Estate Acquisitions

We record acquired assets, including physical assets and in-place leases, and assumed liabilities, based on their fair values. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the replacement cost of the property, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We determine the fair value of land acquired based on comparisons to similar properties that have been recently marketed for sale or sold.

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

Credit Losses on Lease Related Receivables

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

Real Estate Impairment

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Estimates of undiscounted cash flows are based on forward-looking assumptions, including annual and residual cash flows and our estimated holding period for each property. Such assumptions involve a high degree of judgment and could be affected by future economic and market conditions. When determining if a property has indicators of impairment, we evaluate the property's occupancy, our expected holding period for the property, strategic decisions regarding the property's future operations or development and other market factors. If such carrying amount is in excess of the estimated undiscounted cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.

U.S. Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate U.S. federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both December 31, 2019 and 2018, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both December 31, 2019 and 2018, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
(dollars in thousands)
Unsecured fixed rate debt (1)
Principal	$250,000	$150,000	$300,000	$250,000	$—	$50,000	$1,000,000	$1,022,937
Interest payments	$39,102	$23,665	$22,644	$7,807	$3,625	$12,688	$109,531
Interest rate on debt maturities	5.1%	2.7%	4.0%	2.9%	—%	7.4%	4.0%
Unsecured variable rate debt
Principal	$—	$—	$—	$56,000	$—	$—	$56,000	$56,000
Variable interest rate on debt maturities				2.7%			2.7%
Mortgage note
Principal amortization (2) (30 year schedule)	$45,654	$—	$—	$—	$—	$—	$45,654	$47,899
Interest payments	$211	$—	$—	$—	$—	$—	$211
Weighted average interest rate on principal amortization	3.8%						3.8%
______________________________

(1)
Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap arrangements at 2.7% and 2.9%, respectively.

(2)
Excludes net discounts of $1.5 million as of December 31, 2019. The amount was prepaid in January 2020. We incurred a gain on extinguishment of debt of $0.5 million in association with this prepayment.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2019 and 2018 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2019	December 31, 2018
$75,000	1.619%	One-Month USD-LIBOR	10/15/2015	3/15/2021	$(28)	$1,367
75,000	1.626%	One-Month USD-LIBOR	10/15/2015	3/15/2021	(34)	1,353
100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	1,218	5,270
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	607	2,648
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(917)	(202)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(915)	(200)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(917)	(199)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(915)	(198)
50,000	1.680%	One-Month USD-LIBOR	4/1/2020	4/1/2030	844	—
50,000	1.680%	One-Month USD-LIBOR	4/1/2020	4/1/2030	844	—
50,000	1.718%	One-Month USD-LIBOR	4/1/2020	4/1/2030	1,018	—
50,000	1.718%	One-Month USD-LIBOR	4/1/2020	4/1/2030	1,018	—
$600,000					$1,823	$9,839

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 64 to 104 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

In connection with its review and approval of named executive officer and trustee compensation, the Compensation Committee of the board of trustees (the “Compensation Committee”) conducts a competitive review of named executive officer compensation opportunities and trustee compensation arrangements. The Compensation Committee considers, in consultation with its independent compensation consultant, compensation data and practices of its peer group, as well as current market trends and practices generally, and, for the Company’s named executive officers, the Company’s pay-for-performance philosophy. Following this review, the Compensation Committee recommended that the board of trustees adopt several changes to named executive officer compensation arrangements and to non-employee trustee compensation arrangements, which proposals were subsequently adopted by the board of trustees, as described below.

Named Executive Officer Compensation

On February 14, 2020, the board of trustees adopted an Amended and Restated Executive Officer Short-Term Incentive Plan (the “STIP”) and an Amended and Restated Executive Officer Long-Term Incentive Plan (the “LTIP”). Upon adoption by the board of trustees, both plans became effective for the performance periods beginning January 1, 2020. Among other changes, with the goal of further aligning our executive officers’ compensation with the interest of our shareholders, the revised STIP and LTIP shift award opportunities from the STIP to the LTIP in order to increase the portion of our executive compensation that is subject to long-term performance. Also on February 14, 2020, the board of trustees approved an increase in base salary for the Company’s named executive officers of 6% - 15%.

STIP

Under the STIP, as revised, all named executive officers will have the opportunity to receive an annual cash bonus based on the achievement of certain performance measures that will be established for each performance period. Each year, the Compensation Committee will establish the threshold, target and high performance goals for each performance measure, as well as the weighting attributable to each such performance measure, with the aggregate weighting for all such performance measures to total 100%. Such performance measures will consist of one or more financial performance measures and, if determined by the Compensation Committee, individual performance measures.

Upon or following completion of a performance period, the degree of achievement of each financial performance measure will be determined by the Compensation Committee. The degree of achievement of any individual financial performance measures will be determined by the Compensation Committee in its discretion with respect to the Chief Executive Officer, and by the Chief Executive Officer or other immediate supervisor in his or her discretion with respect to all other participants (subject to final approval by the Compensation Committee), and the Compensation Committee will evaluate the degree of achievement of the individual performance measures on a scale of below 1 (below threshold), 1 (threshold), 2 (target) or 3 (high) or any fractional number between 1 and 3.

Each participant’s total award under the STIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the first day of that performance period, which percentage will depend upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period which, except as otherwise determined by the Compensation Committee, will be as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	63%	125%	188%
Executive Vice President	48%	93%	160%
Senior Vice President	35%	65%	115%

If a Change in Control (as defined in the STIP) occurs during a performance period while the participant is employed, the participant will receive a prorated award under the STIP calculated based on the actual levels of achievement of the prorated performance goals as of the date of the Change in Control.

LTIP

Under the LTIP, as revised, all named executive officers will have the opportunity to receive awards based on (i) the achievement of performance measures, which will be established for each performance period, and (ii) continued employment with the Company. The aggregate weighting for the performance measures and the time-based measures, as determined by the Compensation Committee, will total 100%. The performance measures will consist of one or more shareholder return measures and one or more strategic measures. The awards earned under the LTIP, if any, are payable in our common shares of beneficial interest. Each participant’s total award under the LTIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the beginning of that performance period, which percentage will depend upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period which, except as otherwise determined by the Compensation Committee, will be as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	198%	275%	440%
Executive Vice President	143%	200%	295%
Senior Vice President	100%	143%	207%

Any time-based awards under the LTIP will be subject to a three-year vesting schedule, with any award vesting in one-third increments on each December 15 of the applicable performance period if the participant remains employed by the Company on each of such dates. The LTIP provides that following a performance period, 100% of any performance-based award will vest immediately upon grant.

Each year, the Compensation Committee will establish the threshold, target and high performance goals for each performance measures. Upon or following completion of a performance period, the degree of achievement of each performance measures will be determined by the Compensation Committee it its discretion.

If a Change in Control (as defined in the LTIP) occurs during a performance period while the participant is employed, the LTIP provides that all time-based awards which are unvested will become vested, and the participant will receive a pro-rated portion of the shareholder return measure-based awards and the strategic measure-based awards will be calculated at target.

The descriptions of the STIP and LTIP provided herein are for summary purposes only and are qualified in their entirety by the full and complete Amended and Restated Executive Officer Short-Term Incentive Plan and Amended and Restated Executive Officer Long-Term Incentive Plan, which are filed as Exhibit 10.45 and Exhibit 10.46 hereto, respectively, and are incorporated herein by reference.

Trustee Compensation

On February 14, 2020, the board of trustees updated its trustee compensation arrangements for non-employee trustees, which will take effect immediately following the Company’s 2020 annual meeting of shareholders. The following is a summary of the updated non-employee trustee compensation arrangements, which are subject to modification at any time by the board of trustees:

•
Each non-employee trustee will receive an annual retainer of $55,000 in cash and $100,000 in equity. The equity grant is awarded 50% on December 15 of each calendar year and the remaining 50% on the earlier of the annual shareholders meeting date or May 15 of the following calendar year. The annual retainer for any new independent trustee will be prorated for the initial year.

•
Each non-employee trustee who serves as a chair of the board of trustees' Audit, Compensation and Corporate Governance/Nominating Committees will receive an additional annual retainer of $20,000, $15,000, and $14,000 respectively, in cash. The committee chair retainer for any new committee chair will be prorated for the initial year.

•
Each member of the Audit Committee, other than the chair, will receive an additional $10,000 annual retainer, in cash, and each member of the Compensation Committee and the Corporate Governance/Nominating Committee, other than the chairs, will receive an additional $7,500 annual retainer, in cash.

•The lead independent trustee will receive an additional annual retainer of $50,000 in cash.
•No additional fee will be paid based on board of trustees or committee meeting attendance.

In lieu of receiving their annual retainer in cash, a non-employee trustee may elect to receive the annual retainer in the form of fully vested restricted share units.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2020 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics that applies to all of our trustees, officers and employees, which can be reviewed and printed from our website www.washreit.com.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	POSITION
Trustees
Paul T. McDermott	Chairman and Chief Executive Officer, WashREIT
Edward S. Civera	Lead Independent Trustee, WashREIT; Retired Chairman, Catalyst Health Solutions, Inc.
Benjamin S. Butcher	Chief Executive Officer, President and Chairman of the Board of Directors of STAG Industrial, Inc.
William G. Byrnes	Retired Managing Director, Alex Brown & Sons
Ellen M. Goitia	Retired Partner, KPMG
Thomas H. Nolan, Jr.	Former Chairman of the Board and Chief Executive Officer, Spirit Realty Capital Inc.
Vice Adm. Anthony L. Winns (RET.)	President, Middle East-Africa Region, Lockheed Martin Corporation

Executive Officers
Stephen E. Riffee	Executive Vice President and Chief Financial Officer
Taryn D. Fielder	Senior Vice President, General Counsel and Corporate Secretary

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1.	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	60
	Report of Independent Registered Public Accounting Firm	61
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	63
	Consolidated Balance Sheets as of December 31, 2019 and 2018	64
	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	65
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	66
	Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017	67
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	68
	Notes to Consolidated Financial Statements	70

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	101
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	102
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement	DEF 14A	001-06622	B	4/1/2011
3.2	Articles of Amendment to the Washington Real Estate Investment Trust Articles of Amendment and Restatement	8-K	001-06622	3.1	6/7/2017
3.3	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.5	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.6	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.7	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
4.8	Description of Registrant's Securities					X
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.10*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.11*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.12*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.13*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.14*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.15*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.16*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.17*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.18*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.19*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.20*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.21*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.22*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.23*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV	10-K	001-06622	10.52	3/2/2015
10.24*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.25*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.26*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.27*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.28*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.29*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.30*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.31*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.32*	Revocation of Statement of Amendment of STIP and LTIP	10-K	001-06622	10.49	2/20/2018
10.33*	Offer letter to Taryn D. Fielder	10-K	001-06622	10.50	2/20/2018
10.34*	Change in control agreement dated July 21,2017 with Taryn D. Fielder	10-Q	001-06622	10.1	7/31/2017
10.35	Purchase and sale agreement, dated December 29, 2017, for Arlington Tower	10-K	001-06622	10.52	2/20/2018
10.36	Amended and Restated Credit Agreement, dated March 29, 2018, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.53	5/1/2018
10.37*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018
10.38*	Second Amendment to Washington Real Estate Investment Trust Short-Term Incentive Plan	10-Q	001-06622	10.1	4/29/2019
10.39*	Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust	10-Q	001-06622	10.2	4/29/2019
10.40*	Amendment No. 1 to Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust	10-Q	001-06622	10.3	4/29/2019
10.41	Purchase and sale agreement, dated April 2, 2019, for the Assembly Portfolio by and among Washington Real Estate Investment Trust and Barton’s Crossing LP, Magazine Carlyle Station LP, Magazine Fox Run LP, Magazine Glen LP, Magazine Lionsgate LP, Magazine Village At McNair Farms LP, and Magazine Watkins Station LP	10-Q	001-06622	10.1	7/29/2019
10.42	First amendment to purchase and sale agreement, dated April 19, 2019, for the Assembly Portfolio	10-Q	001-06622	10.2	7/29/2019
10.43	Term Loan Agreement, dated April 30, 2019, by and among Washington Real Estate Investment Trust, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders or agents	8-K	001-06622	10.1	5/1/2019
10.44	Purchase and Sale Agreement, dated June 26, 2019, by and between Washington Real Estate Investment Trust and Global Retail Investors, LLC	8-K	001-06622	10.1	7/26/2019
10.45*	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020					X
10.46*	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of WashREIT or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

ITEM 16:  FORM 10-K SUMMARY

We have chosen not to include a Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: February 18, 2020
By:    /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 18, 2020
Paul T. McDermott

/s/ Edward S. Civera*	Lead Independent Trustee	February 18, 2020
Edward S. Civera

/s/ Benjamin S. Butcher*	Trustee	February 18, 2020
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 18, 2020
William G. Byrnes

/s/ Ellen M. Goitia*	Trustee	February 18, 2020
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 18, 2020
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 18, 2020
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 18, 2020
Stephen E. Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 18, 2020
W. Drew Hammond	Treasurer
(Principal Accounting Officer)
* By: /s/ W. Drew Hammond through power of attorney
W. Drew Hammond

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Washington Real Estate Investment Trust (“WashREIT”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. WashREIT’s internal control system over financial reporting is a process designed under the supervision of WashREIT’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of WashREIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of WashREIT’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of WashREIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2019, WashREIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited WashREIT’s consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of WashREIT’s internal control over financial reporting, a copy of which appears on page 63 of this annual report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Washington Real Estate Investment Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Income Producing Properties

Description of the Matter
The Company had net income producing property of $2.3 billion as of December 31, 2019 and recognized an impairment charge of $8.4 million on real estate during the year ended December 31, 2019 as disclosed in Note 3 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, real estate is evaluated for recoverability based on estimated cash flows if there are indicators of potential impairment.

Auditing the Company's impairment analysis involved a high degree of subjectivity due to the uncertainty around the Company’s estimated cash flows used in the impairment assessment. Estimated future cash flows are based on assumptions, including the projected annual and residual cash flows and the estimated holding period for individual properties, that are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for assessing impairment of income producing properties. For example, we tested controls over management’s review of properties’ expected future cash flows, which is used to evaluate qualitative and quantitative indicators of impairment and in the recoverability evaluation, and we tested management’s review of the sensitivity of assumptions used in their impairment assessment.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company to develop its estimated future cash flows for individual income producing properties. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborates or contradicts the Company’s assumptions. We also compared the significant assumptions to current industry, market and economic trends and to the historical results of the properties.

Accounting for Acquisition of Real Estate Properties

Description of the Matter
During 2019, the Company completed a series of acquisitions encompassing eight multifamily properties, for a total purchase price of $531.5 million as disclosed in Notes 2 and 3 to the consolidated financial statements. These transactions were accounted for as asset acquisitions.

Auditing the Company's accounting for these acquisitions was challenging due to the significant estimation required by management to determine the fair values of the acquired assets used to allocate costs of the acquisitions on a relative fair value basis. The significant estimation was primarily due to the sensitivity of the respective fair values to underlying assumptions. The significant assumptions used to estimate the values of the tangible and intangible assets included the replacement cost of the properties, estimated rental and absorption rates, estimated future cash flows and other valuation assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition and purchase price allocation process, including controls over management’s review of the significant assumptions described above. For example, we tested controls over management’s review of the valuation methodology, the purchase price allocation, and the significant assumptions used.
To test the costs allocated to the tangible and intangible assets, we involved our valuation specialists and performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to observable market data, including other properties within the same submarkets, and compared significant projected operating expenses used in the valuation to historical results of the other properties in the Company's existing multifamily portfolio. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair values resulting from the changes in assumptions. In addition, we compared the Company’s estimated fair values of acquired assets to independent estimates developed by our valuation specialist.

/s/ Ernst & Young LLC

We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 18, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Washington Real Estate Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Washington Real Estate Investment Trust and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 18, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLC

Tysons, Virginia
February 18, 2020

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2019	2018
Assets
Land	$566,807	$526,572
Income producing property	2,392,415	2,055,349
	2,959,222	2,581,921
Accumulated depreciation and amortization	(693,610)	(669,281)
Net income producing property	2,265,612	1,912,640
Properties under development or held for future development	124,193	87,231
Total real estate held for investment, net	2,389,805	1,999,871
Investment in real estate held for sale, net	57,028	203,410
Cash and cash equivalents	12,939	6,016
Restricted cash	1,812	1,624
Rents and other receivables	65,259	63,962
Prepaid expenses and other assets	95,149	123,670
Other assets related to properties sold or held for sale	6,336	18,551
Total assets	$2,628,328	$2,417,104
Liabilities
Notes payable, net	$996,722	$995,397
Mortgage notes payable, net	47,074	48,277
Line of credit	56,000	188,000
Accounts payable and other liabilities	71,136	57,946
Dividend payable	24,668	24,022
Advance rents	9,353	9,965
Tenant security deposits	10,595	9,501
Other liabilities related to properties sold or held for sale	718	15,518
Total liabilities	1,216,266	1,348,626
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 82,099 and 79,910 shares issued and outstanding, as of December 31, 2019 and December 31, 2018 respectively	821	799
Additional paid in capital	1,592,487	1,526,574
Distributions in excess of net income	(183,405)	(469,085)
Accumulated other comprehensive income	1,823	9,839
Total shareholders’ equity	1,411,726	1,068,127
Noncontrolling interests in subsidiaries	336	351
Total equity	1,412,062	1,068,478
Total liabilities and equity	$2,628,328	$2,417,104

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2019	2018	2017
Revenue
Real estate rental revenue	$309,180	$291,730	$280,281
Expenses
Real estate expenses	115,580	105,592	105,400
Depreciation and amortization	136,253	111,826	101,430
Real estate impairment	8,374	1,886	33,152
General and administrative expenses	24,370	22,089	22,580
Lease origination expenses	1,698	—	—
	286,275	241,393	262,562
Other operating income
Gain on sale of real estate	59,961	2,495	24,915
Real estate operating income	82,866	52,832	42,634
Other income (expense)
Interest expense	(53,734)	(50,501)	(46,793)
Other income	—	—	507
Loss on extinguishment of debt	—	(1,178)	—
Income tax benefit	—	—	84
	(53,734)	(51,679)	(46,202)
Income (loss) from continuing operations	29,132	1,153	(3,568)
Discontinued operations:
Income from operations of properties sold or held for sale	16,158	24,477	23,180
Gain on sale of real estate	339,024	—	—
Loss on extinguishment of debt	(764)	—	—
Income from discontinued operations	354,418	24,477	23,180
Net income	383,550	25,630	19,612
Less: Net loss attributable to noncontrolling interests in subsidiaries	—	—	56
Net income attributable to the controlling interests	$383,550	$25,630	$19,668
Basic net income (loss) attributable to the controlling interests per share
Continuing operations	$0.36	$0.01	$(0.05)
Discontinued operations, including gain on sale of real estate	4.39	0.31	0.30
Net income attributable to the controlling interests per share	$4.75	$0.32	$0.25
Diluted net income (loss) attributable to the controlling interests per share
Continuing operations	$0.36	$0.01	$(0.05)
Discontinued operations, including gain on sale of real estate	4.39	0.31	0.30
Net income attributable to the controlling interests per share	$4.75	$0.32	$0.25
Weighted average shares outstanding – basic	80,257	78,960	76,820
Weighted average shares outstanding – diluted	80,335	79,042	76,820
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Net income	$383,550	$25,630	$19,612
Other comprehensive income:
Unrealized (loss) gain on interest rate hedges	(8,016)	420	1,808
Comprehensive income	375,534	26,050	21,420
Less: Net loss attributable to noncontrolling interests	—	—	56
Comprehensive income attributable to the controlling interests	$375,534	$26,050	$21,476

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2016	74,606	$746	$1,368,636	$(326,047)	$7,611	$1,050,946	$1,116	$1,052,062
Net income attributable to the controlling interests	—	—	—	19,668	—	19,668	—	19,668
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(56)	(56)
Unrealized gain on interest rate hedges	—	—	—	—	1,808	1,808	—	1,808
Distributions to noncontrolling interests	—	—	(3,128)	—	—	(3,128)	(1,071)	(4,199)
Contributions from noncontrolling interest	—	—	—	—	—	—	376	376
Dividends	—	—	—	(92,834)	—	(92,834)		(92,834)
Equity offerings, net of issuance costs	3,587	36	113,158	—	—	113,194	—	113,194
Shares issued under Dividend Reinvestment Program	80	1	2,575	—	—	2,576	—	2,576
Share grants, net of forfeitures and tax withholdings	237	2	2,739	—	—	2,741	—	2,741
Balance, December 31, 2017	78,510	785	1,483,980	(399,213)	9,419	1,094,971	365	1,095,336
Net income attributable to the controlling interests	—	—	—	25,630	—	25,630	—	25,630
Unrealized gain on interest rate hedges	—	—	—	—	420	420	—	420
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Dividends	—	—	—	(95,502)	—	(95,502)	—	(95,502)
Equity offerings, net of issuance costs	1,165	11	35,461	—	—	35,472	—	35,472
Shares issued under Dividend Reinvestment Program	81	1	1,972	—	—	1,973	—	1,973
Share grants, net of forfeitures and tax withholdings	154	2	5,161	—	—	5,163	—	5,163
Balance, December 31, 2018	79,910	799	1,526,574	(469,085)	9,839	1,068,127	351	1,068,478
Cumulative effect of change in accounting principle (see note 4)	—	—	—	(906)	—	(906)	—	(906)
Net income attributable to the controlling interests	—	—	—	383,550	—	383,550	—	383,550
Unrealized loss on interest rate hedges	—	—	—	—	(8,016)	(8,016)	—	(8,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Dividends	—	—	—	(96,964)	—	(96,964)	—	(96,964)
Equity offerings, net of issuance costs	1,859	18	54,898	—	—	54,916	—	54,916
Shares issued under Dividend Reinvestment Program	173	2	4,753	—	—	4,755	—	4,755
Share grants, net of forfeitures and tax withholdings	157	2	6,262	—	—	6,264	—	6,264
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$383,550	$25,630	$19,612
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(398,985)	(2,495)	(24,915)
Depreciation and amortization	141,179	121,228	112,056
Credit (gains) losses on lease related receivables	(10)	2,136	882
Deferred tax benefit	—	—	(84)
Real estate impairment	8,374	1,886	33,152
Share-based compensation expense	7,743	6,746	4,771
Amortization of debt premiums, discounts and deferred issuance costs	3,195	2,101	1,897
Loss on extinguishment of debt	764	1,178	—
Changes in other assets	(10,086)	(8,674)	(20,199)
Changes in other liabilities	(4,801)	(2,367)	3,454
Net cash provided by operating activities	130,923	147,369	130,626
Cash flows from investing activities
Real estate acquisitions, net	(528,589)	(106,400)	(138,371)
Capital improvements to real estate	(68,456)	(71,070)	(60,515)
Development in progress	(47,492)	(34,806)	(18,150)
Net cash received from sale of real estate	706,064	174,297	30,798
Real estate deposits, net	—	—	(6,250)
Non-real estate capital improvements	(491)	(963)	(3,866)
Net cash provided by (used in) investing activities	61,036	(38,942)	(196,354)
Cash flows from financing activities
Line of credit (repayments) borrowings, net	(132,000)	22,000	46,000
Principal payments – mortgage notes payable	(12,724)	(170,081)	(52,571)
Proceeds from dividend reinvestment program	4,755	1,973	2,576
Repayments of unsecured term loan debt	(450,000)	(150,000)	—
Proceeds from term loan	450,000	250,000	50,000
Payment of financing costs	(1,303)	(5,650)	(319)
Dividends paid	(96,361)	(95,059)	(91,666)
Distributions to noncontrolling interests	(15)	(14)	(4,199)
Net proceeds from equity offerings	54,916	35,472	113,194
Payment of tax withholdings for restricted share awards	(2,116)	(2,051)	(2,286)
Net cash (used in) provided by financing activities	(184,848)	(113,410)	60,729
Net increase (decrease) in cash, cash equivalents and restricted cash	7,111	(4,983)	(4,999)
Cash, cash equivalents and restricted cash at beginning of year	7,640	12,623	17,622
Cash, cash equivalents and restricted cash at end of year	$14,751	$7,640	$12,623

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$50,999	$49,058	$45,730
Cash paid for income taxes	—	—	17
Change in accrued capital improvements and development costs	7,908	(2,769)	3,264
Dividend payable	24,668	24,022	23,581
Operating partnership units issued with acquisition	—	—	376

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,939	$6,016	$9,847
Restricted cash	1,812	1,624	2,776
Cash, cash equivalents and restricted cash	$14,751	$7,640	$12,623

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties in the greater Washington D.C. metro region. We own a portfolio of multifamily and commercial properties. During 2019, we acquired eight multifamily properties with a total of 2,390 units and sold eight retail properties (see note 3). The eight sold retail properties met the criteria for classification as discontinued operations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment (see note 14). The acquisitions of multifamily properties and dispositions of retail properties are part of a strategic shift away from the retail sector to the multifamily sector. This strategic shift simplifies our portfolio to two reportable segments (multifamily and office) and reduces our exposure to future retail lease expirations.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is, generally, our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2019, we sold our interests in the following properties (in thousands):

Disposition Date	Property	Type	(Loss) Gain on Sale
June 26, 2019	Quantico Corporate Center (1)	Office	$(1,046)
July 23, 2019	Shopping Center Portfolio (2)	Retail	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	9,507
August 27, 2019	Centre at Hagerstown	Retail	(3,506)
December 19, 2019	1776 G Street	Office	61,007
		Total 2019	$398,985

January 19, 2018	Braddock Metro Center	Office	$—
June 28, 2018	2445 M Street	Office	2,495
		Total 2018	$2,495

October 23, 2017	Walker House Apartments	Multifamily	$23,838
		Total 2017	$23,838
______________________________

(1)	Consists of 925 and 1000 Corporate Drive.

(2)	Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.

Seven of the eight retail properties sold during 2019 were identified for deferred exchanges under Section 1031 of the Code (see note 3). We acquired eight multifamily replacement properties (see note 3) during 2019. The taxable gains for 1776 G Street, a portion of the Shopping Center Portfolio proceeds not reinvested in the deferred exchange, and Walker House Apartments were distributed to shareholders through quarterly dividends in their respective year of sale.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both December 31, 2019 and 2018, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both December 31, 2019 and 2018, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are primarily related to temporary differences in the timing of the recognition of revenue, amortization and depreciation.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the TCJA. The following is a breakdown of the taxable percentage of our dividends for the years ended December 31, 2019, 2018 and 2017 (unaudited):

	2019	2018	2017
Ordinary income/Section 199A dividends	80%	29%	76%
Return of capital	20%	71%	—%
Qualified dividends	—%	—%	2%
Unrecaptured Section 1250 gain	—%	—%	8%
Capital gain	—%	—%	14%

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements include the consolidated accounts of WashREIT and our subsidiaries and entities in which WashREIT has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Lessors

Lease contracts currently classified as operating leases are accounted for similarly to prior guidance. However, lessors are required to account for each lease and non-lease component, such as common area maintenance or tenant service revenues, of a contract separately. In July 2018, the FASB issued 2018-11, Leases (Topic 842) - Targeted Improvements (“ASU 2018-11”), which provides lessors optional transition relief from implementing this aspect of ASU 2016-02 if the following criteria are met: (1) both components have the same timing and pattern of revenue and (2) if accounted for separately, both components would be classified as an operating lease.

Also, under ASU 2016-02, only incremental costs or initial direct costs of executing a lease contract qualify for capitalization, while prior accounting standards allowed for the capitalization of indirect leasing costs.
We adopted the new standard as of January 1, 2019.
We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and by applying the transitional practical expedients noted below. Under the modified retrospective approach, we recognized a cumulative effect adjustment of $0.9 million to distributions in excess of net income as of January 1, 2019 (see note 4 for further discussion of the impact of adoption on our consolidated financial statements). We did not elect the hindsight expedient, which would have allowed us to reevaluate lease terms in calculating lease liabilities as part of adoption.

We elected not to bifurcate lease contracts into lease and non-lease components, since: (1) the timing and pattern of revenue is not materially different and the non-lease components are not the primary component of the lease, and (2) the lease component, if accounted for separately, would be classified as an operating lease. Accordingly, both lease and non-lease components are presented in “Real estate rental revenue” in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental revenue.

Under ASU 2018-11, the FASB offered optional transition relief, if elected as a package, and applied consistently by an entity to all of its leases. Accordingly, upon adoption we elected, as a package, the practical expedients for all leases as follows: (1) we did not reassess whether any expired or existing contracts are or contain leases, (2) we did not reassess the lease classification for any expired or existing leases, and (3) we did not reassess initial direct costs for any existing leases under ASC 840.

New Accounting Standards Issued But Not Yet Effective

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured at an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. This standard does not apply to receivables arising from operating leases accounted for in accordance with Topic 842.
	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material impact on our consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets.
	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material impact on our consolidated financial statements.

Revenue Recognition

We lease multifamily properties under operating leases with terms of generally one year or less. We lease commercial properties under operating leases with an average term of seven years. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our multifamily and commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Parking revenues are derived from leases, monthly parking agreements and transient parking. We recognize parking revenues from leases on a straight-line basis over the lease term and monthly parking revenues as earned. We recognize transient parking revenue when our performance obligation is met.

Rents and Other Receivables

Lease related receivables, which include contractual amounts accrued and unpaid from tenants and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables monthly using several factors including a lessee’s creditworthiness. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income recognized subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected. The adoption of ASU 2016-02 resulted in an adjustment to our opening distributions in excess of net income balance of $0.9 million, associated with lease related receivables where collection of substantially all operating lease payments was not probable as of January 1, 2019. Rents and other receivables on the consolidated balance sheet is net of allowance for doubtful accounts of $2.4 million as of December 31, 2018.

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

Deferred Leasing Costs

We capitalize and amortize direct and incremental costs associated with the successful negotiation of leases, both external commissions and internal direct costs, on a straight-line basis over the terms of the respective leases. We record the amortization of deferred leasing costs in Depreciation and amortization on the consolidated statements of operations. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense.

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

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over estimated useful lives ranging from 28 to 50 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 30 years. We also capitalize costs incurred in connection with our development projects, including interest incurred on borrowing obligations and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed into service and depreciation commences. In addition, we capitalize tenant leasehold improvements when certain criteria are met, including when we supervise construction and will own the improvements. We depreciate all tenant improvements over the shorter of the useful life of the improvements or the term of the related tenant lease.

Real estate depreciation expense from continuing operations was $101.7 million, $82.9 million and $81.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2019 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total interest incurred	$56,948	$52,592	$47,757
Capitalized interest	(3,214)	(2,091)	(964)
Interest expense, net of capitalized interest	$53,734	$50,501	$46,793

We recognize impairment losses on long-lived assets used in operations, development assets or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Estimates of undiscounted cash flows are based on forward-looking assumptions, including annual and residual cash flows and our estimated holding period for each property. Such assumptions involve a high degree of judgment and could be affected by future economic and market conditions. When determining if a property has indicators of impairment, we evaluate the property's occupancy, our expected holding period for the property, strategic decisions regarding the property's future operations or development and other market factors. If such carrying amount is in excess of the estimated undiscounted cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.

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

The fair value of in-place leases consists of the following components – (a) the estimated cost to us to replace the leases, including foregone rents during the period of finding a new tenant and foregone recovery of tenant pass-throughs (referred to as “absorption cost”); (b) the estimated cost of tenant improvements, and other direct costs associated with obtaining a new tenant (referred to as “tenant origination cost”); (c) estimated leasing commissions associated with obtaining a new tenant (referred to as “leasing commissions”); (d) the above/at/below market cash flow of the leases, determined by comparing the projected cash flows of the leases in place, including consideration of renewal options, to projected cash flows of comparable market-rate leases (referred to as “net lease intangible”); and (e) the value, if any, of customer relationships, determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant (referred to as “customer relationship value”). We have attributed no value to customer relationships as of December 31, 2019 and 2018.

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

Held for Sale and Discontinued Operations

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2019 and 2018, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland and Virginia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2015 through 2019 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

NOTE 3: REAL ESTATE

As of December 31, 2019 and 2018, our real estate investment portfolio classified as income producing property that is held and used, at cost, consists of properties as follows (in thousands):

	December 31,
	2019	2018
Multifamily	$1,469,011	$919,285
Office	1,329,722	1,507,986
Other (1)	160,489	154,650
	$2,959,222	$2,581,921

______________________________

(1)
Consists of the retail properties not classified as discontinued operations: Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village.

Our results of operations are dependent on the overall economic health of our markets, tenants and the specific segments in which we own properties. All property types are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing tenant and consumer requirements.

As of December 31, 2019, no property accounted for more than approximately 10% of total assets. No single property or tenant accounted for more than 10% of the real estate rental revenue.

We have properties under development/redevelopment and held for current or future development. The cost of our real estate portfolio under development or held for future development as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Multifamily	$123,071	$83,945
Office	478	478
Other	644	2,808
	$124,193	$87,231

As of December 31, 2019, we have invested $110.4 million, including the cost of acquired land, in The Trove, a multifamily development adjacent to The Wellington. We substantially completed major construction activities for The Trove garage levels

1-5 during the third quarter of 2019 and placed into service assets totaling $12.3 million. We expect to place the remainder of Trove development cost into service during 2020. We have also invested $25.6 million, including the cost of acquired land, in a multifamily development adjacent to Riverside Apartments. In addition, there are several other projects with minor development activity in the multifamily and office segments.

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

Properties and land for development acquired during the three years ended December 31, 2019 were as follows:

Acquisition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Purchase Price (in thousands)
April 30, 2019	Assembly Portfolio - Virginia (1)	Multifamily	1,685	N/A	$379,100
June 27, 2019	Assembly Portfolio - Maryland (2)	Multifamily	428	N/A	82,070
July 23, 2019	Cascade at Landmark	Multifamily	277	N/A	69,750
			2,390		$530,920

January 18, 2018	Arlington Tower	Office	N/A	391,000	$250,000

April 4, 2017	Watergate 600	Office	N/A	293,000	$135,000
______________________________

(1)	Consists of Assembly Alexandria, Assembly Manassas, Assembly Dulles, Assembly Leesburg, and Assembly Herndon.

(2)	Consists of Assembly Germantown and Assembly Watkins Mill. The Assembly Portfolio - Virginia and Assembly Portfolio - Maryland properties are collectively the “Assembly Portfolio.”

The purchases of the Assembly Portfolio and Cascade at Landmark were structured as exchanges under Section 1031 of the Code in a manner such that legal title was held by a 1031 exchange facilitator (an "Exchange Accommodator") until certain identified properties were sold and the deferred exchanges were completed. We retained all of the legal and economic benefits and obligations related to the Assembly Portfolio and Cascade at Landmark. As such, the Assembly Portfolio and Cascade at Landmark were considered to be variable interest entities until legal title was transferred to us upon completion of the 1031 exchanges, which occurred during the third quarter of 2019. We consolidated the assets and liabilities of the Assembly Portfolio and Cascade at Landmark because we determined that WashREIT was the primary beneficiary of these properties.

The results of operations from acquired operating properties are included in the consolidated statements of operations as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2019 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Real estate rental revenue	$27,641	$22,389	$14,518
Net (loss) income	(10,167)	3,623	2,226

As discussed in note 2, we record the acquired physical assets (land, building and tenant improvements), in-place leases (absorption, tenant origination costs, leasing commissions, and net lease intangible assets/liabilities), and any other assumed liabilities on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2019	2018	2017
Land	$92,391	$63,970	$45,981
Buildings and improvements	423,663	142,900	66,241
Tenant origination costs	—	13,625	12,084
Leasing commissions/absorption costs	15,474	27,465	23,161
Net lease intangible assets	—	3,142	498
Net lease intangible liabilities	—	(545)	(9,585)
Deferred tax liability	—	—	(560)
Total	$531,528	$250,557	$137,820

As of December 31, 2019, the weighted remaining average life of the absorption costs was two months.

The difference in the total cost of the 2019 acquisitions of $531.5 million and the cash paid for the acquisitions per the consolidated statements of cash flows of $528.6 million is primarily due to credits received at settlement totaling $2.9 million.

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

The difference in the total contract price of $135.0 million for the 2017 acquisition and cash paid for the acquisition per the consolidated statements of cash flows of $138.4 million is primarily due to capitalized acquisition-related costs ($2.8 million) and a net credit to the buyer for certain expenditures ($1.0 million), partially offset by the issuance of 12,124 operating partnership units (“Operating Partnership Units”) as part of the consideration ($0.4 million). The Operating Partnership Units are units in WashREIT Watergate 600 OP LP, a consolidated subsidiary of WashREIT. These Operating Partnership Units may be redeemed for either cash equal to the fair market value of a share of WashREIT common stock at the time of redemption (based on a 20-day average price) or, at the option of WashREIT, one registered or unregistered share of WashREIT common stock. In connection with the 2017 acquisition, we granted registration rights to the two contributors of the Watergate 600 property relating to the resale of any shares issued upon exchange of Operating Partnership Units pursuant to a shelf registration statement that we had an obligation to make available to the contributors approximately one year after the issuance of the Operating Partnership Units. This shelf registration statement was filed on March 8, 2018.

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$50,155	$33,364	$16,791	$57,897	$36,570	$21,327
Leasing commissions/absorption costs	122,348	92,401	29,947	114,354	77,194	37,160
Net lease intangible assets	15,183	11,964	3,219	16,353	11,947	4,406
Net lease intangible liabilities	29,836	20,854	8,982	31,124	20,016	11,108
Below-market ground lease intangible asset	12,080	2,282	9,798	12,080	2,093	9,987

Amortization of these combined components during the three years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization expense	$27,123	$22,361	$13,996
Real estate rental revenue increase, net	(924)	(1,225)	(776)
	$26,199	$21,136	$13,220

Amortization of these combined components over the next five years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2020	$9,975	$(406)	$9,569
2021	8,576	(547)	8,029
2022	8,078	(736)	7,342
2023	6,032	(974)	5,058
2024	5,264	(862)	4,402
Thereafter	18,611	(2,238)	16,373

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

We classified as held for sale or sold our interests in the following properties during the three years ended December 31, 2019:

Disposition Date	Property	Type	# of units (unaudited)	Rentable Square Feet (unaudited)	Contract Sale Price (in thousands)	(Loss) Gain on Sale (in thousands)
June 26, 2019	Quantico Corporate Center (1)	Office	N/A	272,000	$33,000	$(1,046)
July 23, 2019	Shopping Center Portfolio (2)	Retail	N/A	800,000	485,250	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	N/A	520,000	57,500	9,507
August 27, 2019	Centre at Hagerstown	Retail	N/A	330,000	23,500	(3,506)
December 19, 2019	1776 G Street	Office	N/A	262,000	129,500	61,007
N/A	John Marshall II	Office	N/A	223,000	63,350	N/A
		Total 2019		2,407,000	$792,100	$398,985

January 19, 2018	Braddock Metro Center	Office	N/A	356,000	$93,000	$—
June 28, 2018	2445 M Street	Office	N/A	292,000	101,600	2,495
		Total 2018		648,000	$194,600	$2,495

October 23, 2017	Walker House Apartments	Multifamily	212	N/A	$32,200	$23,838
		Total 2017			$32,200	$23,838
______________________________

(1)	Consists of 925 and 1000 Corporate Drive.

(2)	Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.

We have fully transferred control of the assets associated with these disposed properties and do not have continuing involvement in the operations of these properties.

During the second quarter of 2019, we sold Quantico Corporate Center, an office property in Stafford, Virginia, consisting of two office buildings totaling 272,000 square feet, for a contract sale price of $33.0 million, recognizing a loss on sale of real estate of $1.0 million. Prior to the sale, due to the negotiations to sell the property, we evaluated Quantico Corporate Center for impairment and recognized an $8.4 million impairment charge during the first quarter of 2019 in order to reduce the carrying value of the property to its estimated fair value. We based this fair valuation on the expected sale price from a potential sale. There were few observable market transactions for similar properties. This fair valuation falls into Level 2 of the fair value hierarchy due to its reliance on a quoted price in a market that is not active.

In June 2019, we entered into two separate purchase and sale agreements with two separate buyers to sell the Shopping Center Portfolio and the Power Center Portfolio (Frederick Crossing, Frederick County Square and Centre at Hagerstown). As of June 30, 2019, we received a non-refundable deposit from the potential buyer of the Shopping Center Portfolio and expected to receive a non-refundable deposit from the potential buyer of the Power Center Portfolio in July 2019. As of June 30, 2019, the properties in the Retail Portfolio (as defined below) met the criteria for classification as held for sale.

We closed on the Shopping Center Portfolio sale transaction on July 23, 2019, recognizing a gain on sale of real estate of $333.0 million. Prior to closing on the disposition of the Shopping Center Portfolio, we prepaid the mortgage note secured by Olney Village Center (a property in the Shopping Center Portfolio), incurring a loss on extinguishment of debt of approximately $0.8 million, which we recognized in the third quarter of 2019.

In the third quarter of 2019, the purchase and sale agreement to sell the Power Center Portfolio was amended to include only Frederick Crossing and Frederick County Square. We closed on the sales of these assets on August 21, 2019, recognizing a gain on sale of real estate of $9.5 million. Following the amendment to the purchase and sale agreement to sell the Power Center Portfolio, we marketed Centre at Hagerstown for sale and identified a separate buyer. We closed on the sale of this asset on August 27, 2019, recognizing a loss on sale of real estate of $3.5 million.

References to the “Retail Portfolio” include the Shopping Center Portfolio and the Power Center Portfolio. The disposition of the Retail Portfolio represents a strategic shift that had a major effect on our financial results and we have accordingly reported the Retail Portfolio as discontinued operations. The Retail Portfolio represents assets generating a majority of the revenue from our retail properties and we have determined that our retail line of business is no longer a reportable segment (see note 14).

In October 2019, we renewed and extended our lease with the World Bank at 1776 G Street NW, an office property in Washington, DC, through December 31, 2025. In December 2019, we sold the property to the World Bank for a contract sale price of $129.5 million, recognizing a gain on sale of real estate of $61.0 million.

In December 2019, we executed a purchase and sale agreement to sell John Marshall II for a contract sale price of $63.4 million. We anticipate settlement in the first quarter of 2020, however, there can be no assurances that this proposed sale will be consummated. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale.

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

Discontinued Operations

The results of the Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	2019	2018	2017
Real estate rental revenue	$28,200	$45,160	$44,797
Real estate expenses	(6,803)	(10,638)	(10,251)
Depreciation and amortization	(4,926)	(9,402)	(10,626)
Interest expense	(313)	(643)	(740)
Loss on extinguishment of debt	(764)	—	—
Gain on sale of real estate	339,024	—	—
Income from discontinued operations	$354,418	$24,477	$23,180

Basic net income per share	$4.39	$0.31	$0.30
Diluted net income per share	$4.39	$0.31	$0.30

Capital expenditures	$809	$2,138	$1,601

All assets related to the Retail Portfolio were sold as of December 31, 2019. As of December 31, 2018, assets related to the Retail Portfolio were as follows (in thousands):

Land	$88,087
Income producing property	216,577
304,664
Accumulated depreciation and amortization	(101,254)
Income producing property, net	203,410
Rents and other receivables	9,898
Prepaid expenses and other assets	8,653
Total assets	$221,961

All liabilities related to the Retail Portfolio were sold as of December 31, 2019. As of December 31, 2018, liabilities related to the Retail Portfolio were as follows (in thousands):

Mortgage notes payable, net	$11,515
Accounts payable and other liabilities	1,620
Advance rents	1,771
Tenant security deposits	612
Liabilities related to properties sold or held for sale	$15,518

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessor

Future Minimum Rental Income

As of December 31, 2019, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands):

2020	$139,053
2021	133,907
2022	120,491
2023	102,877
2024	91,253
Thereafter	301,974
$889,555

Apartment leases are not included as the terms are generally for one year or less. Rental income under most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 51 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized straight-line rental expense of $0.3 million and variable rental payments of $0.9 million during each of the three years ended December 31, 2019.

Upon adoption of ASU 2016-02, we recognized a right-of-use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.3 million of right-of-use asset and lease liability amortization during 2019. In addition, as of January 1, 2019, we reclassified the associated below-market ground lease intangible asset of $10.0 million, net of accumulated amortization of $2.1 million, from Prepaid expenses and other assets to Income producing property on our consolidated balance sheets.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease as of December 31, 2019 and a reconciliation of those cash flows to the operating lease liability as of December 31, 2019 (in thousands):

2020	$260
2021	260
2022	260
2023	260
2024	260
Thereafter	11,895
13,195
Imputed interest	(9,225)
Lease liability	$3,970

NOTE 5: MORTGAGE NOTE PAYABLE

As of December 31, 2019 and 2018, we had outstanding mortgage notes payable, collateralized by a building and related land from our portfolio, as follows (in thousands):

			December 31,
Properties	Assumption/Issuance Date (1)	Effective Interest Rate (2)	2019	2018	Payoff Date
Yale West (3)	2/21/2014	3.75%	$45,654	$46,155	1/31/2020
Premiums and discounts, net			1,470	2,187
Debt issuance costs, net			(50)	(65)
			$47,074	$48,277
______________________________

(1)	This mortgage was assumed with the acquisition of the collateralized property. We record mortgages assumed in an acquisition at fair value.

(2)	Yield on the assumption/issuance date, including the effects of any premiums, discounts or fair value adjustments on the notes.

(3)	The maturity date of the mortgage note was January 1, 2052, but was prepaid in January 2020. We incurred a gain on extinguishment of debt of $0.5 million in association with this prepayment.

Except as noted above, principal and interest are payable monthly until the maturity date, at which time all unpaid principal and interest are payable in full.

Total cost basis of the above mortgaged properties was $77.4 million and $76.9 million at December 31, 2019 and 2018, respectively.

NOTE 6: UNSECURED LINES OF CREDIT PAYABLE

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

The 2015 Term Loan has a 5.5 year term and currently has an interest rate of one month LIBOR plus 110 basis points, based on WashREIT's current unsecured debt ratings. We entered into two interest rate swaps to effectively fix the interest rate at 2.7% (see note 8).

The 2018 Term Loan increases and replaces the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was scheduled to mature in July 2023. The 2018 Term Loan is scheduled to mature in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0% to 0.75% (in each case depending upon WashREIT’s credit rating). We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

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

The amount of the Revolving Credit Facility unused and available at December 31, 2019 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(56,000)
Unused and available	$644,000

We executed borrowings and repayments on the Revolving Credit Facility during 2019 as follows (in thousands):

Balance at December 31, 2018	$188,000
Borrowings	687,000
Repayments	(819,000)
Balance at December 31, 2019	$56,000

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent's prime rate, the federal funds rate plus 0.5% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700 million committed capacity, without regard to usage. As of December 31, 2019, the interest rate on the facility was LIBOR plus 1.00%, the one month LIBOR was 1.70% and the facility fee was 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in March 2022, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

For the three years ended December 31, 2019, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense (excluding facility fees)	$6,554	$6,843	$3,857
Facility fees	1,400	1,371	1,217

The Revolving Credit Facility contains and the prior unsecured credit facility that it replaced contained certain financial and non-financial covenants, all of which we have met as of December 31, 2019 and 2018. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2019 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2019	2018	2017
Total revolving credit facilities at December 31	$700,000	$700,000	$600,000
Borrowings outstanding at December 31	56,000	188,000	166,000
Weighted average daily borrowings during the year	196,074	230,934	179,633
Maximum daily borrowings during the year	300,000	429,000	252,000
Weighted average interest rate during the year	3.34%	2.96%	2.15%
Weighted average interest rate on borrowings outstanding at December 31	2.73%	3.52%	2.54%

The covenants under our Revolving Credit Facility require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 20, 2019, The Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed into law, extending the program through December 31, 2027.

NOTE 7: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2019 and 2018 are as follows (in thousands):

		Effective	December 31,		Payoff Date/
	Coupon/Stated Rate	Rate (1)	2019	2018	Maturity Date (2)
10 Year Unsecured Notes	4.95%	5.05%	250,000	$250,000	10/1/2020
2015 Term Loan	1 Month LIBOR + 110 basis points	2.72%	150,000	150,000	3/15/2021
10 Year Unsecured Notes	3.95%	4.02%	300,000	300,000	10/15/2022
2018 Term Loan (3)	1 Month LIBOR + 110 basis points	2.87%	250,000	250,000	7/21/2023
30 Year Unsecured Notes	7.25%	7.36%	50,000	50,000	2/25/2028
Total principal			1,000,000	1,000,000
Premiums and discounts, net			(797)	(1,189)
Deferred issuance costs, net			(2,481)	(3,414)
Total			$996,722	995,397
______________________________

(1)
For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 8).

(2)	No principal amounts are due prior to maturity.

(3)	The 2018 Term Loan increased and replaced the 2016 Term Loan (see note 6).

On April 30, 2019, we entered into a six-month, $450.0 million unsecured term loan facility (“2019 Term Loan”), maturing on October 30, 2019 with an option to extend for a six-month period. The 2019 Term Loan bore interest, at WashREIT’s option, at a rate of either LIBOR plus a margin ranging from 0.75% to 1.65% or the base rate plus a margin ranging 0.0% to 0.65% (in each case depending upon WashREIT’s credit rating). The base rate was the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR rate plus 1.0%. At WashREIT’s election, the 2019 Term Loan had an interest rate of one-week LIBOR plus 100 basis points, based on WashREIT’s current unsecured debt rating. The 2019 Term Loan was used to fund the acquisition of the Assembly Portfolio (see note 3). During the third quarter of 2019, we repaid the $450.0 million of borrowings on the 2019 Term Loan with proceeds from the sale of the Retail Portfolio (see note 3).

The required principal payments on the unsecured notes and term loans as of December 31, 2019 are as follows (in thousands):

2020	$250,000
2021	150,000
2022	300,000
2023	250,000
2024	—
Thereafter	50,000
$1,000,000

Interest on these notes is payable semi-annually, except for the term loans, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2019. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 8: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2015 Term Loan (see note 7) to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the 2016 Term Loan (see note 7) to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the scheduled maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan (see note 7) maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan has an all-in fixed interest rate of 2.87% (see note 6 and note 7).

In November 2019, we entered into four interest rate swap arrangements with a total notional amount of $200.0 million to reduce our exposure to adverse fluctuations in interest rates on the future debt to replace our $250.0 million of 4.95% 10-year unsecured notes maturing in 2020 (see note 7).

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income. The resulting unrealized loss on the effective portions of the cash flow hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were effective for 2019 and 2018 and hedge ineffectiveness did not impact earnings in 2019 and 2018.

The fair values of the interest rate swaps as of December 31, 2019 and 2018, are as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Assets (Liabilities)
				December 31,
Derivative Instrument			Maturity Date	2019	2018
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$(62)	$2,720
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	1,825	7,918
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(3,664)	(799)
Interest rate swaps	200,000	April 1, 2020	April 1, 2030	3,724	—
	$600,000			$1,823	$9,839

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Year Ending December 31,
	2019	2018	2017
Unrealized (loss) gain on interest rate hedges	$(8,016)	$420	$1,808

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that $0.1 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2019, the fair value of the derivative assets, including accrued interest, was $5.5 million, and the fair value of the derivative liabilities, including accrued interest, was $3.7 million. As of December 31, 2019, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2019 and 2018 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 8).

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

The fair values of these assets and liabilities at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019				December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1,792	$—	$1,792	$—	$1,364	$—	$1,364	$—
Interest rate swaps	5,549	—	5,549	—	10,638	—	10,638	—
Liabilities:
Interest rate swaps	(3,726)	—	(3,726)	—	(799)	—	(799)	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2019 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2019.

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

As of December 31, 2019 and 2018, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$12,939	$12,939	$6,016	$6,016
Restricted cash	1,812	1,812	1,624	1,624
Mortgage notes payable	47,074	47,899	48,277	48,368
Line of credit payable	56,000	56,000	188,000	188,000
Notes payable	996,722	1,022,937	995,397	1,015,210

The mortgage note secured by Olney Village Center was reclassified to Other liabilities related to properties held for sale prior to its prepayment during the third quarter of 2019 (see note 3). As of December 31, 2018, the carrying value and estimated fair value of the mortgage note secured by Olney Village Center were $11.5 million and $12.0 million, respectively.

NOTE 10: STOCK BASED COMPENSATION

WashREIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2019 and 2018.

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

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the officer LTIP awards. For three-year performance periods commencing on or after January 1, 2018, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (50% weighting) and relative to the FTSE NAREIT Diversified Index (50% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, relative to the peer companies and relative to the FTSE NAREIT Diversified Index, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for WashREIT and each of the peer companies. For three-year performance periods commencing prior to January 1, 2018, the market condition performance measurement was based on total shareholder return on an absolute basis (50% weighting) and relative to a defined population of peer companies (50% weighting).

The assumptions used to value the officer LTIP awards were as follows:

	2019 Awards	2018 Awards	2017 Awards
Expected volatility (1)	18.1%	17.9%	18.5% - 18.7%
Risk-free interest rate (2)	2.4%	2.4%	1.5%
Expected term (3)	3 and 4 years	3 and 4 years	3 and 4 years
Share price at grant date	$23.00	$26.06	$30.84 - $32.69
(1) Expected volatility based upon historical volatility of our daily closing share price.
(2) Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3) Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2019 ranged from approximately 35% to 68% for the 50% of the LTIP based on TSR relative to a defined population of peer companies and from 39% to 74% for the 50% of the LTIP based on TSR relative to the FTSE NAREIT Diversified Index.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2018 ranged from approximately 31% to 60% for the 50% of the LTIP based on TSR relative to a defined population of peer companies and from 35% to 68% for the 50% of the LTIP based on TSR relative to the FTSE NAREIT Diversified Index.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2017 ranged from approximately 37% to 67% for the 50% of the LTIP based on relative TSR and from 13% to 31% for the 50% of the LTIP based on absolute TSR.

During 2017, our chief executive officer was granted a one-time equity award of 100,000 restricted shares. None of the restricted shares vest until the fifth anniversary of the grant date, at which time 100% of the restricted shares will vest, subject to Mr. McDermott's continued employment with WashREIT until such vesting date.

Our non-executive officers and other employees earn restricted share unit awards under a long-term incentive plan for non-executive officers and staff based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years from December 15 preceding the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over the three-year requisite service period.

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

Restricted share awards made to retirement-eligible employees fully vest on the grant date. Employees are considered retirement-eligible when they are both over the age of 55 and have been employed by WashREIT for at least 20 years, or over the age of 65. We fully recognize compensation expense for such awards as of the grant date.

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000 for each of three years ended December 31, 2019.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2019 for all share based awards was $7.7 million, $6.7 million and $4.8 million, respectively, net of capitalized stock-based compensation expense of $0.2 million, $0.3 million and $0.2 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2019 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2016	107,699	$26.47
Granted	330,639	32.46
Vested during year	(194,569)	30.50
Forfeited	(7,075)	27.43
Unvested at December 31, 2017	236,694	27.96
Granted	304,087	25.98
Vested during year	(224,150)	27.40
Forfeited	(5,621)	29.43
Unvested at December 31, 2018	311,010	29.07
Granted	213,782	26.26
Vested during year	(236,013)	27.43
Forfeited	(19,396)	26.60
Unvested at December 31, 2019	269,383	28.45

The total fair value of share grants vested for each of the three years ended December 31, 2019 was $6.5 million, $6.1 million and $5.9 million, respectively.

As of December 31, 2019, the total compensation cost related to non-vested share awards not yet recognized was $5.9 million, which we expect to recognize over a weighted average period of 22 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP were granted in 2019, 2018 and 2017 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	Grant Date Fair Value
	2019 Awards		2018 Awards		2017 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative Peer TSR	$184	$552	$203	$608	$222	$666
Absolute/Index TSR (1)	201	602	230	690	100	299

The unamortized value of these awards with market conditions as of December 31, 2019 was as follows (in thousands):

	2019 Awards		2018 Awards		2017 Awards
	Restricted	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted
Relative Peer TSR	$138	$368	$85	$171	$44	$—
Absolute/Index TSR (1)	151	401	96	194	20	—

______________________________

(1)
The performance conditions for the 2019 and 2018 awards were evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE NAREIT Diversified Index. The performance condition for the 2017 awards was evaluated based 50% on absolute TSR and 50% on relative TSR.

NOTE 11: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2019, we made contributions to the 401(k) plan of $0.5 million, $0.5 million and $0.4 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of WashREIT. The deferred compensation liability was $0.9 million and $1.1 million at December 31, 2019 and 2018, respectively.

In November 2005, the board of trustees approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from WashREIT for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2019 and 2018, the accrued benefit liability was $1.8 million and $1.4 million, respectively. For each of the three years ended December 31, 2019, we recognized current service cost of $0.2 million, $0.3 million and $0.3 million, respectively.

NOTE 12: EARNINGS PER COMMON SHARE

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

The computation of basic and diluted earnings per share for the three years ended December 31, 2019 was as follows (in thousands; except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income (loss) from continuing operations	$29,132	$1,153	$(3,568)
Net loss attributable to noncontrolling interests	—	—	56
Allocation of losses (earnings) from continuing operations to unvested restricted share awards	(125)	(526)	(362)
Adjusted income (loss) from continuing operations attributable to the controlling interests	29,007	627	(3,874)
Income from discontinued operations, including gain on sale of real estate	354,418	24,477	23,180
Net loss attributable to noncontrolling interests	—	—	—
Allocation of earnings from discontinued operations to unvested restricted share awards	(1,837)	—	—
Adjusted income from discontinued operations	352,581	24,477	23,180
Adjusted net income attributable to the controlling interests	$381,588	$25,104	$19,306
Denominator:
Weighted average shares outstanding – basic	80,257	78,960	76,820
Effect of dilutive securities:
Operating partnership units	12	12	—
Employee restricted share awards	66	70	—
Weighted average shares outstanding – diluted	80,335	79,042	76,820

Earnings per common share, basic:
Continuing operations	$0.36	$0.01	$(0.05)
Discontinued operations	4.39	0.31	0.30
Basic net income attributable to the controlling interests per common share	$4.75	$0.32	$0.25
Earnings per common share, diluted:
Continuing operations	$0.36	$0.01	$(0.05)
Discontinued operations	4.39	0.31	0.30
Diluted net income attributable to the controlling interests per common share	$4.75	$0.32	$0.25

Dividends declared per common share	$1.20	$1.20	$1.20

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2019, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations.

NOTE 14: SEGMENT INFORMATION

We evaluate real estate performance and allocate resources by property type and have two reportable segments: office and multifamily. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the Washington metro region. We previously had a retail segment consisting of grocery store-anchored neighborhood centers that include other small shop tenants and regional power centers with several junior box tenants. During 2019, we executed the sales of eight retail properties (see note 3). These properties met the criteria for classification as held for sale as of June 30, 2019 and are classified as discontinued operations. This strategic shift simplified our portfolio to two reportable segments (office and multifamily) and reduced our exposure to future retail lease expirations. The remaining retail properties do not meet the qualitative or quantitative criteria for a reportable segment, and are classified within “Corporate and other” on our segment disclosure tables. The dispositions of the eight retail properties are part of a strategic shift away from the retail sector.

Real estate rental revenue as a percentage of the total for each of the reportable operating segments for the three years ended December 31, 2019 was as follows:

	Year Ended December 31,
	2019	2018	2017
Multifamily	41%	33%	34%
Office	53%	61%	60%
Corporate and other	6%	6%	6%

The percentage of income producing real estate assets classified as held and used, at cost, for each of the reportable operating segments as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Multifamily	50%	36%
Office	45%	58%
Corporate and other	5%	6%

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2019 from these segments, and reconciles net operating income of reportable segments to net income attributable to the controlling interests as reported (in thousands):

	Year Ended December 31, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$164,059	$126,131	$18,990	$309,180
Real estate expenses	60,923	49,135	5,522	115,580
Net operating income	$103,136	$76,996	$13,468	$193,600
Depreciation and amortization				(136,253)
General and administrative				(24,370)
Lease origination expenses				(1,698)
Interest expense				(53,734)
Real estate impairment				(8,374)
Gain on sale of real estate				59,961
Discontinued operations:
Income from properties sold or held for sale				16,158
Gain on sale of real estate				339,024
Loss on extinguishment of debt				(764)
Net income				383,550
Less: Net loss attributable to noncontrolling interests				—
Net income attributable to the controlling interests				$383,550
Capital expenditures	$38,634	$25,779	$4,534	$68,947
Total assets	$1,134,147	$1,340,634	$153,547	$2,628,328

	Year Ended December 31, 2018
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$178,474	$95,194	$18,062	$291,730
Real estate expenses	63,321	37,235	5,036	105,592
Net operating income	$115,153	$57,959	$13,026	$186,138
Depreciation and amortization				(111,826)
General and administrative				(22,089)
Real estate impairment				(1,886)
Interest expense				(50,501)
Gain on sale of real estate				2,495
Loss on extinguishment of debt				(1,178)
Discontinued operations:
Income from properties sold or held for sale				24,477
Net income				25,630
Less: Net loss attributable to noncontrolling interests				—
Net income attributable to the controlling interests				$25,630
Capital expenditures	$42,019	$25,117	$4,897	$72,033
Total assets	$1,248,673	$792,170	$376,261	$2,417,104

	Year Ended December 31, 2017
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$167,438	$95,250	$17,593	$280,281
Real estate expenses	62,824	37,640	4,936	105,400
Net operating income	$104,614	$57,610	$12,657	$174,881
Depreciation and amortization				(101,430)
General and administrative				(22,580)
Casualty gain				(33,152)
Interest expense				(46,793)
Other income				507
Gain on sale of real estate				24,915
Income tax benefit				84
Discontinued operations:
Income from properties sold or held for sale				23,180
Net income				19,612
Less: Net loss attributable to noncontrolling interests				56
Net income attributable to the controlling interests				$19,668
Capital expenditures	$30,407	$27,980	$5,994	$64,381
Total assets	$1,203,187	$767,279	$388,960	$2,359,426

______________________________

(1)
Includes the retail properties not classified as discontinued operations: Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village, and total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter in each of the years ended December 31, 2019 and 2018 were as follows (in thousands, except for per share data):

	Quarter(1), (2)
	First	Second	Third	Fourth
2019
Real estate rental revenue	$71,434	$76,820	$80,259	$80,667
(Loss) income from continuing operations	$(10,443)	$(6,191)	$(8,432)	$54,198
Net (loss) income	$(4,405)	$987	$332,770	$54,198
Net (loss) income attributable to the controlling interests	$(4,405)	$987	$332,770	$54,198
(Loss) income from continuing operations per share
Basic	$(0.13)	$(0.08)	$(0.10)	$0.66
Diluted	$(0.13)	$(0.08)	$(0.10)	$0.66
Net income per share
Basic	$(0.06)	$0.01	$4.14	$0.66
Diluted	$(0.06)	$0.01	$4.14	$0.66
2018
Real estate rental revenue	$73,645	$75,344	$71,001	$71,740
(Loss) income from continuing operations	$(2,559)	$4,563	$(547)	$(304)
Net income	$3,299	$10,750	$5,893	$5,688
Net income attributable to the controlling interests	$3,299	$10,750	$5,893	$5,688
Income (loss) from continuing operations per share
Basic	$(0.03)	$0.06	$(0.01)	$—
Diluted	$(0.03)	$0.06	$(0.01)	$—
Net income per share
Basic	$0.04	$0.14	$0.07	$0.07
Diluted	$0.04	$0.13	$0.07	$0.07
______________________________

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

(2)
The second quarter of 2019 includes a loss on sale of real estate of $1.0 million. The third and fourth quarters of 2019 include gains on sale of real estate of $339.0 million and $61.0 million, respectively. The second quarter of 2018 includes a gain on sale of real estate of $2.5 million. The first quarter of 2019 and first quarter of 2018 include real estate impairments of $8.4 million and $1.9 million, respectively.

NOTE 16: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “2018 Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time under our at-the-market program. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the 2018 Equity Distribution Agreements for the years ended December 31, 2019 and 2018 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2019	2018
Issuance of common shares	1,859	1,165
Weighted average price per share	$30.00	$31.18
Net proceeds	$54,916	$35,472

The 2018 Equity Distribution Agreements replaced our previous equity distribution agreements with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc. and RBC Capital Markets LLC, dated June 23, 2015. We did not issue any common shares on the previous equity distribution agreements during 2018. For the year ended December 31, 2017, we issued 3.6 million common shares at a weighted average price per share of $32.06 for net proceeds of $113.2 million on the previous equity distribution agreements.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2019 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2019	2018	2017
Issuance of common shares	173	81	80
Weighted average price per share	$27.58	$29.18	$32.25
Net proceeds	$4,755	$1,973	$2,576

NOTE 17: DEFERRED COSTS

As of December 31, 2019 and 2018, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$60,900	$29,580	$31,320	$63,659	$31,438	$32,221
Deferred leasing incentives	18,926	11,133	7,793	22,801	12,311	10,490

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the three years ended December 31, 2019 were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred leasing costs amortization	$6,599	$5,881	$5,784
Deferred leasing incentives amortization	2,862	2,811	3,009

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2019	$1,419	$—	$(17)	$1,402
2018	$1,413	$6	$—	$1,419
2017	$2,882	$—	$(1,469)	$1,413

SCHEDULE III

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2019			Accumulated Depreciation at December 31, 2019
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
Multifamily Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$19,357,000	$420,000	$22,035,000	$22,455,000	$13,543,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	13,659,000	336,000	15,655,000	15,991,000	11,418,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	13,636,000	287,000	15,290,000	15,577,000	11,178,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	27,319,000	4,356,000	44,421,000	48,777,000	29,047,000	1982	Aug 1996	274,000	256	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	16,545,000	3,900,000	29,957,000	33,857,000	21,017,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	81,896,000	4,774,000	80,900,000	85,674,000	40,308,000	2007	Feb 2001	215,000	224	28 years
The Clayborne	Virginia	269,000	—	31,374,000	699,000	30,944,000	31,643,000	16,971,000	2008	Jun 2003	60,000	74	26 years
The Kenmore	Washington, DC	28,222,000	33,955,000	18,109,000	28,222,000	52,064,000	80,286,000	17,415,000	1948	Sep 2008	268,000	374	30 years
The Maxwell	Virginia	12,787,000	—	38,145,000	12,848,000	38,084,000	50,932,000	11,018,000	2014	Jun 2011	116,000	163	30 years
The Paramount (f)	Virginia	8,568,000	38,716,000	3,101,000	8,568,000	41,817,000	50,385,000	11,261,000	1984	Oct 2013	141,000	135	30 years
Yale West (a)	Washington, DC	14,684,000	62,069,000	1,688,000	14,684,000	63,757,000	78,441,000	13,442,000	2011	Feb 2014	173,000	216	30 years
The Wellington	Virginia	30,548,000	116,563,000	16,178,000	30,548,000	132,741,000	163,289,000	21,947,000	1960	Jul 2015	600,000	711	30 years
The Trove (e)	Virginia	15,000,000	—	93,941,000	2,250,000	106,692,000	108,942,000	146,000	n/a	Jul 2015	—	n/a	n/a
Riverside Apartments	Virginia	38,924,000	184,854,000	35,517,000	38,924,000	220,371,000	259,295,000	30,363,000	1971	May 2016	1,001,000	1,222	30 years
Riverside Apartments land parcel (e)	Virginia	15,968,000	—	9,674,000	—	25,642,000	25,642,000	—	n/a	May 2016	—	n/a	n/a
Assembly Alexandria	Virginia	23,942,000	93,672,000	1,931,000	23,942,000	95,603,000	119,545,000	2,595,000	1990	Jun 2019	437,000	532	30 years
Assembly Manassas	Virginia	13,586,000	68,802,000	617,000	13,586,000	69,419,000	83,005,000	2,015,000	1986	Jun 2019	390,000	408	30 years
Assembly Dulles	Virginia	12,476,000	66,852,000	535,000	12,476,000	67,387,000	79,863,000	1,913,000	2000	Jun 2019	361,000	328	30 years
Assembly Leesburg	Virginia	4,113,000	21,286,000	102,000	4,113,000	21,388,000	25,501,000	691,000	1986	Jun 2019	124,000	134	30 years
Assembly Herndon	Virginia	11,225,000	51,534,000	690,000	11,225,000	52,224,000	63,449,000	1,618,000	1991	Jun 2019	221,000	283	30 years
Assembly Germantown	Maryland	7,609,000	34,431,000	179,000	7,609,000	34,610,000	42,219,000	891,000	1990	Jun 2019	211,000	218	30 years
Assembly Watkins Mill	Maryland	7,151,000	30,851,000	210,000	7,151,000	31,061,000	38,212,000	756,000	1975	Jun 2019	193,000	210	30 years
Cascade at Landmark	Virginia	12,289,000	56,235,000	578,000	12,289,000	56,813,000	69,102,000	1,141,000	1988	Sep 2019	273,000	277	30 years
		$269,521,000	$897,579,000	$424,981,000	$243,207,000	$1,348,875,000	$1,592,082,000	$260,694,000			5,804,000	6,658
Office Buildings
1901 Pennsylvania Avenue	Washington, DC	$892,000	$3,481,000	$20,595,000	$892,000	$24,076,000	$24,968,000	$18,613,000	1960	May 1977	101,000		28 years
515 King Street	Virginia	4,102,000	3,931,000	9,264,000	4,102,000	13,195,000	17,297,000	7,112,000	1966	Jul 1992	75,000		50 years
1220 19th Street	Washington, DC	7,803,000	11,366,000	16,634,000	7,803,000	28,000,000	35,803,000	18,859,000	1976	Nov 1995	103,000		30 years
1600 Wilson Boulevard	Virginia	6,661,000	16,742,000	31,274,000	6,661,000	48,016,000	54,677,000	29,563,000	1973	Oct 1997	170,000		30 years
Silverline Center (f)	Virginia	12,049,000	71,825,000	102,283,000	12,049,000	174,108,000	186,157,000	104,536,000	1972	Nov 1997	549,000		30 years
Courthouse Square	Virginia	—	17,096,000	10,172,000	—	27,268,000	27,268,000	17,615,000	1979	Oct 2000	120,000		30 years
Monument II	Virginia	10,244,000	65,205,000	12,332,000	10,244,000	77,537,000	87,781,000	35,474,000	2000	Mar 2007	209,000		30 years
2000 M Street	Washington, DC	—	61,101,000	41,735,000	—	102,836,000	102,836,000	40,369,000	1971	Dec 2007	232,000		30 years
1140 Connecticut Avenue	Washington, DC	25,226,000	50,495,000	18,799,000	25,226,000	69,294,000	94,520,000	24,486,000	1966	Jan 2011	184,000		30 years
1227 25th Street	Washington, DC	17,505,000	21,319,000	11,454,000	17,505,000	32,773,000	50,278,000	11,315,000	1988	Mar 2011	135,000		30 years
John Marshall II	Virginia	13,490,000	53,024,000	9,534,000	13,490,000	62,558,000	76,048,000	19,020,000	1996	Sep 2011	223,000		30 years
Fairgate at Ballston	Virginia	17,750,000	29,885,000	7,203,000	17,750,000	37,088,000	54,838,000	12,571,000	1988	Jun 2012	145,000		30 years
Army Navy Building	Washington, DC	30,796,000	39,315,000	13,201,000	30,796,000	52,516,000	83,312,000	13,078,000	1912	Mar 2014	108,000		30 years

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2019			Accumulated Depreciation at December 31, 2019
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
1775 Eye Street, NW	Washington, DC	48,086,000	51,074,000	16,328,000	48,086,000	67,402,000	115,488,000	17,232,000	1964	May 2014	189,000		30 years
Watergate 600	Washington, DC	45,981,000	78,325,000	39,225,000	45,981,000	117,550,000	163,531,000	13,419,000	1972	Apr 2017	293,000		30 years
Arlington Tower	Virginia	63,970,000	156,525,000	10,951,000	63,970,000	167,476,000	231,446,000	14,437,000	1980	Jan 2018	391,000		30 years
		$304,555,000	$730,709,000	$370,984,000	$304,555,000	$1,101,693,000	$1,406,248,000	$397,699,000			3,227,000

		Initial Cost (b)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2019			Accumulated Depreciation at December 31, 2019
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Units	Depreciation Life (d)
Retail Centers
Takoma Park (f)	Maryland	$415,000	$1,084,000	$289,000	$366,000	$1,423,000	$1,789,000	$1,205,000	1962	Jul 1963	51,000		50 years
Westminster	Maryland	519,000	1,775,000	9,988,000	519,000	11,763,000	12,282,000	8,614,000	1969	Sep 1972	150,000		37 years
Concord Centre	Virginia	413,000	850,000	7,415,000	413,000	8,265,000	8,678,000	4,036,000	1960	Dec 1973	75,000		33 years
Chevy Chase Metro Plaza	Washington, DC	1,549,000	4,304,000	8,377,000	1,549,000	12,681,000	14,230,000	8,287,000	1975	Sep 1985	49,000		50 years
800 S. Washington Street	Virginia	2,904,000	5,489,000	6,168,000	2,904,000	11,657,000	14,561,000	6,196,000	1955	Jun 1998	46,000		30 years
Randolph Shopping Center	Maryland	4,928,000	13,025,000	1,200,000	4,928,000	14,225,000	19,153,000	6,846,000	1972	May 2006	83,000		30 years
Montrose Shopping Center (f)	Maryland	11,612,000	22,410,000	2,604,000	11,020,000	25,606,000	36,626,000	11,856,000	1970	May 2006	149,000		30 years
Spring Valley Village	Washington, DC	10,836,000	32,238,000	10,740,000	10,836,000	42,978,000	53,814,000	7,197,000	1941	Oct 2014	92,000		30 years
		$33,176,000	$81,175,000	$46,781,000	$32,535,000	$128,598,000	$161,133,000	$54,237,000			695,000

Total	$607,252,000	$1,709,463,000	$842,746,000	$580,297,000	$2,579,166,000	$3,159,463,000	$712,630,000	9,726,000	6,658
______________________________

a)	At December 31, 2019, our properties were encumbered by non-recourse mortgage amounts of $45.7 million on Yale West. Mortgage amounts exclude premiums and debt loan costs.

b)	The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.

c)	At December 31, 2019, total land, buildings and improvements are carried at $1,917.8 million for federal income tax purposes.

d)	The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 50 years.

e)
As of December 31, 2019, WashREIT had under development multifamily properties, The Trove and Riverside Apartments land parcel. The value not yet placed into service at December 31, 2019 was $96.7 million and $25.6 million, respectively.

f)
As of December 31, 2019, WashREIT had investments in various development, redevelopment and renovation projects, including The Ashby at McLean, Montrose Shopping Center, Silverline Center, Takoma Park and The Paramount. The total value of these projects, which has not yet been placed in service, is $1.9 million at December 31, 2019.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Real estate assets
Balance, beginning of period	$2,973,816	$2,831,683	$2,725,635
Additions:
Property acquisitions (1)	516,054	220,495	124,306
Improvements (1)	140,109	103,404	84,560
Deductions:
Impairment write-down	(24,432)	(2,177)	(81,982)
Write-off of disposed assets	(7,430)	(2,132)	(2,655)
Property sales	(438,654)	(177,457)	(18,181)
Balance, end of period	$3,159,463	$2,973,816	$2,831,683
Accumulated depreciation
Balance, beginning of period	$770,535	$690,417	$657,425
Additions:
Depreciation	107,938	98,141	94,558
Deductions:
Impairment write-down	(16,058)	(291)	(48,830)
Write-off of disposed assets	(2,173)	(1,859)	(1,708)
Property sales	(147,612)	(15,873)	(11,028)
Balance, end of period	$712,630	$770,535	$690,417
______________________________

(1)	Includes non-cash accruals for capital items.