Form 10-K/A
period 2019-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2020-03-06
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) amends Washington Real Estate Investment Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 19, 2020, and is being filed solely to amend both of the reports titled “Report of Independent Registered Public Accounting Firm” contained in Item 8 of the Form 10-K (the “Audit Reports”) to correct a typographical error in the signature of both reports. The signature in both reports incorrectly identifies the independent registered public accounting firm as "Ernst & Young LLC". The correct name of the firm is "Ernst & Young LLP".

Pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes made to the text of such item other than the change stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in the remainder of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

TABLE OF CONTENTS

			Page

PART II

	Item 8.	Financial Statements and Supplementary Data	4

PART IV

	Item 15.	Exhibits and Financial Statement Schedules	4
		Signatures	7

PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item begin on page 8 of this Amendment No. 1 to the Annual Report on Form 10-K and are incorporated herein by reference.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

1.	Financial Statements	Page

	Report of Independent Registered Public Accounting Firm	8
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	10
	Consolidated Balance Sheets as of December 31, 2019 and 2018	11
	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	12
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	13
	Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017	14
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	15
	Notes to Consolidated Financial Statements	17

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	48
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	49
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement	DEF 14A	001-06622	B	4/1/2011
3.2	Articles of Amendment to the Washington Real Estate Investment Trust Articles of Amendment and Restatement	8-K	001-06622	3.1	6/7/2017
3.3	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Form of 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.1	9/30/2010
4.5	Officers’ Certificate establishing the terms of the 4.95% Senior Notes due October 1, 2020	8-K	001-06622	4.2	9/30/2010
4.6	Form of 3.95% Senior Notes due October 15, 2022	8-K	001-06622	4.1	9/17/2012
4.7	Officers' Certificate establishing the terms of 3.95% Notes due October 15, 2022	8-K	001-06622	4.2	9/17/2012
4.8	Description of Registrant's Securities	10-K	001-06622	4.8	2/19/2020
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.10*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.11*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.12*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.13*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.14*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013
10.15*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.16*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.17*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.18*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.19*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.20*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.21*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.22*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.23*	Change in control agreement dated April 1, 2013 with Edward J. Murn IV	10-K	001-06622	10.52	3/2/2015
10.24*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.25*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.26*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.27*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.28*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.29*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.30*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.31*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.32*	Revocation of Statement of Amendment of STIP and LTIP	10-K	001-06622	10.49	2/20/2018
10.33*	Offer letter to Taryn D. Fielder	10-K	001-06622	10.50	2/20/2018
10.34*	Change in control agreement dated July 21,2017 with Taryn D. Fielder	10-Q	001-06622	10.1	7/31/2017
10.35	Purchase and sale agreement, dated December 29, 2017, for Arlington Tower	10-K	001-06622	10.52	2/20/2018
10.36	Amended and Restated Credit Agreement, dated March 29, 2018, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.53	5/1/2018
10.37*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018
10.38*	Second Amendment to Washington Real Estate Investment Trust Short-Term Incentive Plan	10-Q	001-06622	10.1	4/29/2019
10.39*	Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust	10-Q	001-06622	10.2	4/29/2019
10.40*	Amendment No. 1 to Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust	10-Q	001-06622	10.3	4/29/2019
10.41	Purchase and sale agreement, dated April 2, 2019, for the Assembly Portfolio by and among Washington Real Estate Investment Trust and Barton’s Crossing LP, Magazine Carlyle Station LP, Magazine Fox Run LP, Magazine Glen LP, Magazine Lionsgate LP, Magazine Village At McNair Farms LP, and Magazine Watkins Station LP	10-Q	001-06622	10.1	7/29/2019
10.42	First amendment to purchase and sale agreement, dated April 19, 2019, for the Assembly Portfolio	10-Q	001-06622	10.2	7/29/2019
10.43	Term Loan Agreement, dated April 30, 2019, by and among Washington Real Estate Investment Trust, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders or agents	8-K	001-06622	10.1	5/1/2019
10.44	Purchase and Sale Agreement, dated June 26, 2019, by and between Washington Real Estate Investment Trust and Global Retail Investors, LLC	8-K	001-06622	10.1	7/26/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.45*	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.45	2/19/2020
10.46*	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.46	2/19/2020
21	Subsidiaries of Registrant	10-K	001-06622	21	2/19/2020
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-06622	23	2/19/2020
23.2	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney	10-K	001-06622	24	2/19/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)	10-K	001-06622	31.1	2/19/2020
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	10-K	001-06622	31.2	2/19/2020
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	10-K	001-06622	31.3	2/19/2020
31.4	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.5	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.6	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-06622	32	2/19/2020
32.2
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

WASHINGTON REAL ESTATE INVESTMENT TRUST
Date: March 6, 2020
By:    /s/ W. Drew Hammond
W. Drew Hammond
Chief Accounting Officer and Treasurer

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