Form 10-Q
period 2020-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2020-04-27
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 23, 2020, 82,317,095 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2019 included in Washington Real Estate Investment Trust’s 2019 Annual Report on Form 10-K, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Land	$574,025	$566,807
Income producing property	2,444,525	2,392,415
	3,018,550	2,959,222
Accumulated depreciation and amortization	(719,446)	(693,610)
Net income producing property	2,299,104	2,265,612
Properties under development or held for future development	89,791	124,193
Total real estate held for investment, net	2,388,895	2,389,805
Investment in real estate held for sale, net	57,028	57,028
Cash and cash equivalents	20,601	12,939
Restricted cash	634	1,812
Rents and other receivables	64,617	65,259
Prepaid expenses and other assets	84,722	95,149
Other assets related to properties held for sale	6,123	6,336
Total assets	$2,622,620	$2,628,328
Liabilities
Notes payable, net	$997,075	$996,722
Mortgage notes payable, net	—	47,074
Line of credit	148,000	56,000
Accounts payable and other liabilities	98,966	71,136
Dividend payable	—	24,668
Advance rents	8,681	9,353
Tenant security deposits	10,875	10,595
Other liabilities related to properties held for sale	875	718
Total liabilities	1,264,472	1,216,266
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 82,315 and 82,099 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	823	821
Additional paid in capital	1,596,242	1,592,487
Distributions in excess of net income	(206,506)	(183,405)
Accumulated other comprehensive (loss) income	(32,744)	1,823
Total shareholders’ equity	1,357,815	1,411,726
Noncontrolling interests in subsidiaries	333	336
Total equity	1,358,148	1,412,062
Total liabilities and equity	$2,622,620	$2,628,328

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue
Real estate rental revenue	$76,792	$71,434
Expenses
Real estate expenses	28,639	26,143
Depreciation and amortization	29,720	27,057
General and administrative expenses	6,337	7,807
Real estate impairment	—	8,374
	64,696	69,381
Real estate operating income	12,096	2,053
Other expense
Interest expense	(10,845)	(12,496)
Gain on extinguishment of debt	468	—
	(10,377)	(12,496)
Income (loss) from continuing operations	1,719	(10,443)
Discontinued operations:
Income from operations of properties sold or held for sale	—	6,038
Net income (loss)	1,719	(4,405)
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—
Net income (loss) attributable to the controlling interests	$1,719	$(4,405)

Basic net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.02	$(0.13)
Discontinued operations	—	0.08
Net income (loss) attributable to the controlling interests per share (1)	$0.02	$(0.06)

Diluted net income (loss) attributable to the controlling interests per share:
Continuing operations	$0.02	$(0.13)
Discontinued operations	—	0.08
Net income (loss) attributable to the controlling interests per share (1)	$0.02	$(0.06)
Weighted average shares outstanding – basic	82,086	79,881
Weighted average shares outstanding – diluted	82,287	79,881
______________________________

(1)	Earnings per share may not sum due to rounding

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$1,719	$(4,405)
Other comprehensive loss:
Unrealized loss on interest rate hedges	(34,567)	(4,169)
Comprehensive loss	(32,848)	(8,574)
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to the controlling interests	$(32,848)	$(8,574)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
Net income attributable to the controlling interests	—	—	—	1,719	—	1,719	—	1,719
Unrealized loss on interest rate hedges	—	—	—	—	(34,567)	(34,567)	—	(34,567)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends	—	—	—	(24,820)	—	(24,820)	—	(24,820)
Equity issuances, net of issuance costs	46	1	1,241	—	—	1,242	—	1,242
Shares issued under dividend reinvestment program	35	—	921	—	—	921	—	921
Share grants, net of forfeitures and tax withholdings	135	1	1,593	—	—	1,594	—	1,594
Balance, March 31, 2020	82,315	$823	$1,596,242	$(206,506)	$(32,744)	$1,357,815	$333	$1,358,148

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle	—	—	—	(906)	—	(906)	—	(906)
Net loss attributable to the controlling interests	—	—	—	(4,405)	—	(4,405)	—	(4,405)
Unrealized loss on interest rate hedges	—	—	—	—	(4,169)	(4,169)	—	(4,169)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,141)	—	(24,141)	—	(24,141)
Shares issued under dividend reinvestment program	43	—	1,097	—	—	1,097	—	1,097
Share grants, net of forfeitures and tax withholdings	76	1	2,245	—	—	2,246	—	2,246
Balance, March 31, 2019	80,029	$800	$1,529,916	$(498,537)	$5,670	$1,037,849	$347	$1,038,196

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$1,719	$(4,405)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,720	29,547
Credit losses on lease related receivables	923	—
Real estate impairment	—	8,374
Share-based compensation expense	1,778	2,826
Amortization of debt premiums, discounts and related financing costs	645	536
Loss on extinguishment of debt	(468)	—
Changes in operating other assets	895	(2,035)
Changes in operating other liabilities	(6,352)	(7,265)
Net cash provided by operating activities	28,860	27,578
Cash flows from investing activities
Capital improvements to real estate	(10,846)	(7,281)
Development in progress	(9,402)	(6,091)
Non-real estate capital improvements	(94)	(67)
Net cash used in investing activities	(20,342)	(13,439)
Cash flows from financing activities
Line of credit borrowings, net	92,000	40,000
Dividends paid	(49,485)	(48,165)
Principal payments – mortgage notes payable	(46,567)	(610)
Payment of financing costs	—	(252)
Distributions to noncontrolling interests	(3)	(4)
Proceeds from dividend reinvestment program	921	1,097
Net proceeds from equity issuances	1,241	—
Payment of tax withholdings for restricted share awards	(141)	(452)
Net cash used in financing activities	(2,034)	(8,386)
Net increase in cash, cash equivalents and restricted cash	6,484	5,753
Cash, cash equivalents and restricted cash at beginning of period	14,751	7,640
Cash, cash equivalents and restricted cash at end of period	$21,235	$13,393

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$5,133	$6,848
Change in accrued capital improvements and development costs	4,851	8,119

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$20,601	$12,025
Restricted cash	634	1,368
Cash, cash equivalents and restricted cash	$21,235	$13,393

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both March 31, 2020 and December 31, 2019, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both March 31, 2020 and December 31, 2019, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are recorded in Accounts payable and other liabilities on our consolidated balance sheets and are primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires financial assets measured on an amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected.
	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material effect on our consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets.
	We adopted the new standard as of January 1, 2020.	The adoption of the new standard did not have a material effect on our consolidated financial statements.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other significant Matters
ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard contains optional practical expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relations, and other transactions affected by reference rate reform if certain criteria are met.
We elected certain optional practical expedients as of January 1, 2020.
The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of January 1, 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of WashREIT, our majority-owned subsidiaries and entities in which WashREIT has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

Within these notes to the financial statements, we refer to the three months ended March 31, 2020 and March 31, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of March 31, 2020, we have invested $119.8 million, including the cost of acquired land, in The Trove, a 401-unit multifamily development adjacent to The Wellington. During the 2020 Quarter, we substantially completed major construction activities for The Trove’s base building and garage and delivered 121 units. As of March 31, 2020, we have placed into service assets totaling $58.9 million. We expect to place the remainder of The Trove development into service during 2020. We have also invested $27.0 million, including the cost of acquired land, in a multifamily development adjacent to Riverside Apartments. In addition, there are several other projects with minor development activity in the multifamily and office segments.

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties, and to make occasional sales of properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs, or distributed to our shareholders.

We classified as held for sale or sold our interests in the following properties during 2020 and 2019:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands)
April 21, 2020	John Marshall II (1)	Office	223,000	$57,000	N/A
		Total 2020	223,000	$57,000	N/A

June 26, 2019	Quantico Corporate Center (2)	Office	272,000	$33,000	$(1,046)
July 23, 2019	Shopping Center Portfolio (3)	Retail	800,000	485,250	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	520,000	57,500	9,507
August 27, 2019	Centre at Hagerstown	Retail	330,000	23,500	(3,506)
December 19, 2019	1776 G Street	Office	262,000	129,500	61,007
		Total 2019	2,184,000	$728,750	$398,985

______________________________

(1)	Held for sale as of March 31, 2020.

(2)	Consists of 925 and 1000 Corporate Drive.

(3)	Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.

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

In June 2019, we entered into two separate purchase and sale agreements with two separate buyers to sell the Shopping Center Portfolio (Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase) and the Power Center Portfolio (Frederick Crossing, Frederick County Square and Centre at Hagerstown). As of June 30, 2019, the properties in the Retail Portfolio (as defined below) met the criteria for classification as held for sale.

We closed on the Shopping Center Portfolio sale transaction on July 23, 2019, recognizing a gain on sale of real estate of $333.0 million. Prior to closing on the disposition of the Shopping Center Portfolio, we prepaid the mortgage note secured by Olney Village Center, incurring a loss on extinguishment of debt of approximately $0.8 million, which we recognized in the third quarter of 2019.

In the third quarter of 2019, the purchase and sale agreement to sell the Power Center Portfolio was amended to include only Frederick Crossing and Frederick County Square. We closed on the sale of these assets on August 21, 2019, recognizing a gain on sale of real estate of $9.5 million. Following the amendment to the purchase and sale agreement to sell the Power Center Portfolio, we marketed Centre at Hagerstown for sale and identified a separate buyer. We closed on the sale of this asset on August 27, 2019, recognizing a loss on sale of real estate of $3.5 million.

References to the “Retail Portfolio” include the Shopping Center Portfolio, Frederick Crossing, Frederick County Square and Centre at Hagerstown. The disposition of the Retail Portfolio represented a strategic shift that had a major effect on our financial results and we accordingly reported the Retail Portfolio as discontinued operations. The Retail Portfolio represented a majority of our retail assets and following its sale, we determined that our retail line of business was no longer a reportable segment.

In December 2019, we executed a purchase and sale agreement to sell John Marshall II for a contract sale price of $63.4 million. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale. As of March 31, 2020, the property continued to meet the criteria for classification as held for sale. Subsequent to the end of the 2020 Quarter, we executed an amendment to the purchase and sale agreement decreasing the contract sale price to $57.0 million and closed on the sale on April 21, 2020.

As of March 31, 2020, we assessed certain properties for impairment and did not recognize any impairment charges during the 2020 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of March 31, 2020. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

Three Months Ended March 31, 2019
Real estate rental revenue	$11,740
Real estate expenses	(3,067)
Depreciation and amortization	(2,490)
Interest expense	(145)
Income from discontinued operations	$6,038

Basic net income per share	$0.08
Diluted net income per share	$0.08

Capital expenditures	$406

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessor

Future Minimum Rental Income

As of March 31, 2020, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

2020	$106,177
2021	137,244
2022	124,684
2023	107,647
2024	94,677
Thereafter	316,221
$886,650

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 51 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized variable rental payments of $0.2 million during the 2020 Quarter and 2019 Quarter.

We recognized a right of use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.1 million of right-of-use and lease liability amortization during the 2020 Quarter and 2019 Quarter.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease as of March 31, 2020 and a reconciliation of those cash flows to the operating lease liability as of March 31, 2020 (in thousands):

2020	$195
2021	260
2022	260
2023	260
2024	260
Thereafter	11,830
13,065
Imputed interest	(9,156)
Lease liability	$3,909

NOTE 5: MORTGAGE NOTES PAYABLE

In January 2020, we prepaid the $45.6 million mortgage note secured by Yale West, which was scheduled to mature in 2052. As a result of the transaction, we recognized a gain on extinguishment of debt of $0.5 million related to the write-off of an unamortized mortgage premium of $1.4 million, partially offset by a prepayment penalty of $0.9 million.

NOTE 6: UNSECURED LINE OF CREDIT PAYABLE

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2020, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 0.99% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2020 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(148,000)
Unused and available	$552,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2020 Quarter as follows (in thousands):

Balance, December 31, 2019	$56,000
Borrowings	115,000
Repayments	(23,000)
Balance, March 31, 2020	$148,000

NOTE 7: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2015 Term Loan to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2016 Term Loan to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan now effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan has an all-in fixed interest rate of 2.87%.

In November 2019, we entered into four interest rate swap arrangements with a total notional amount of $200.0 million to reduce our exposure to adverse fluctuations in interest rates on future fixed-rate debt (the “hedged debt transaction”) to replace our $250.0 million of 4.95% 10-year unsecured notes scheduled to mature in October 2020. In April 2020, we used borrowings from our Revolving Credit Facility to prepay the $250.0 million of 4.95% 10-year unsecured notes (“2020 Senior Notes”) without penalty. We still intend to execute fixed-rate debt in 2020 and have determined that the hedged debt transaction remains probable as of March 31, 2020.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the total change in fair value of the interest rate swap arrangements associated with our cash flow hedges in other comprehensive loss. The resulting unrealized loss on interest rate hedges was the only activity in other comprehensive loss during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were highly effective for all periods presented.

The fair values of the interest rate swaps as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2020	December 31, 2019
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$(1,851)	$(62)
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	(4,316)	1,825
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(7,448)	(3,664)
Interest rate swaps	200,000	April 1, 2020	April 1, 2030	(19,129)	3,724
	$600,000			$(32,744)	$1,823

We record interest rate swaps on our consolidated balance sheets within prepaid expenses and other assets when in a net asset position and within accounts payable and other liabilities when in a net liability position. The interest rate swaps have been effective since inception. The net unrealized gains or losses on the effective swaps are recognized in other comprehensive loss, as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Unrealized loss on interest rate hedges	$(34,567)	$(4,169)

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $7.0 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2020, the fair value of the derivative liabilities, including accrued interest, was $32.7 million. As of March 31, 2020, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2020 and December 31, 2019 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,561	$—	$1,561	$—	$1,792	$—	$1,792	$—
Interest rate swaps	—	—	—	—	5,549	—	5,549	—
Liabilities:
Interest rate swaps	$(32,744)	$—	$(32,744)	$—	$(3,726)	$—	$(3,726)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2020 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2020 and December 31, 2019, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$20,601	$20,601	$12,939	$12,939
Restricted cash	634	634	1,812	1,812
Mortgage notes payable, net	—	—	47,074	47,899
Line of credit	148,000	148,000	56,000	56,000
Notes payable, net	997,075	995,875	996,722	1,022,937

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

On February 14, 2020, the board of trustees adopted an Amended and Restated Executive Officer Short-Term Incentive Plan (the “Officer STIP”) and an Amended and Restated Executive Officer Long-Term Incentive Plan (the “Officer LTIP”). Upon adoption by the board of trustees, both plans became effective for the performance periods beginning January 1, 2020.

Officer LTIP

Under the Officer LTIP, as revised, all named executive officers will have the opportunity to receive awards based on (i) the achievement of performance measures, which will be established for each performance period, and (ii) continued employment with the Company. The aggregate weighting for the performance measures and the time-based measures, as determined by the Compensation Committee, will total 100%. The performance measures will consist of one or more shareholder return measures and one or more strategic measures. The awards earned under the Officer LTIP, if any, are payable in our common shares of beneficial interest. Each participant’s total award under the Officer LTIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the beginning of that performance period, which percentage will depend upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period which, except as otherwise determined by the Compensation Committee, will be as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	198%	275%	440%
Executive Vice President	143%	200%	295%
Senior Vice President	100%	143%	207%

Any time-based awards under the Officer LTIP will be subject to a three-year vesting schedule, with any award vesting in one-third increments on each December 15 of the applicable performance period if the participant remains employed by the Company on each of such dates. The Officer LTIP provides that following a performance period, 100% of any performance-based award will vest immediately upon grant.

Each year, the Compensation Committee will establish the threshold, target and high performance goals for each performance measures. Upon or following completion of a performance period, the degree of achievement of each performance measures will be determined by the Compensation Committee in its discretion.

If a Change in Control (as defined in the Officer LTIP) occurs during a performance period while the participant is employed, the Officer LTIP provides that all time-based awards which are unvested will become vested, and the participant will receive a pro-rated portion of the shareholder return measure-based awards and the strategic measure-based awards will be calculated at target.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.8 million and $2.8 million for the 2020 Quarter and 2019 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.4 million and $1.3 million for the 2020 Quarter and 2019 Quarter, respectively.

The total unvested restricted share awards at March 31, 2020 was 503,600 shares, which had a weighted average grant date fair value of $29.99 per share. As of March 31, 2020, the total compensation cost related to unvested restricted share awards was $11.9 million, which we expect to recognize over a weighted average period of 27 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Income (loss) from continuing operations	$1,719	$(10,443)
Allocation of earnings to unvested restricted share awards to continuing operations	(151)	(134)
Adjusted income (loss) from continuing operations attributable to the controlling interests	1,568	(10,577)
Adjusted income from discontinued operations	—	6,038
Adjusted net income (loss) attributable to the controlling interests	$1,568	$(4,539)
Denominator:
Weighted average shares outstanding – basic	82,086	79,881
Effect of dilutive securities:
Employee restricted share awards	189	—
Operating partnership units	12	—
Weighted average shares outstanding – diluted	82,287	79,881
Earnings per common share, basic:
Continuing operations	$0.02	$(0.13)
Discontinued operations	—	0.08
Basic net income (loss) attributable to the controlling interests per common share (1)	$0.02	$(0.06)
Earnings per common share, diluted:
Continuing operations	$0.02	$(0.13)
Discontinued operations	—	0.08
Diluted net income (loss) attributable to the controlling interests per common share (1)	$0.02	$(0.06)

Dividends declared per common share	$0.30	$0.30

______________________________

(1)	Earnings per share may not sum due to rounding.

NOTE 11: SEGMENT INFORMATION

We evaluate real estate performance and allocate resources by property type and have two reportable segments: office and multifamily. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the Washington metro region. We have eight retail properties that do not meet the qualitative or quantitative criteria for a reportable segment and are classified as “Corporate and other” in our segment disclosure tables.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three months ended March 31, 2020 and 2019 from these segments, and reconcile net operating income of reportable segments to net income (loss) attributable to the controlling interests as reported (in thousands):

	Three Months Ended March 31, 2020
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$35,670	$36,578	$4,544	$76,792
Real estate expenses	13,317	13,985	1,337	28,639
Net operating income	$22,353	$22,593	$3,207	$48,153
Depreciation and amortization				(29,720)
General and administrative expenses				(6,337)
Interest expense				(10,845)
Gain on extinguishment of debt				468
Net income				1,719
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$1,719
Capital expenditures	$7,088	$3,469	$383	$10,940
Total assets	$1,130,013	$1,339,925	$152,682	$2,622,620
______________________________

(1)
Corporate and Other is comprised of eight retail properties that do not meet the qualitative or quantitative criteria for a reportable segment and are classified as “Corporate and other” in our segment disclosure tables.

	Three Months Ended March 31, 2019
	Office	Multifamily	Corporate and Other (2)	Consolidated
Real estate rental revenue	$42,293	$24,335	$4,806	$71,434
Real estate expenses	15,224	9,470	1,449	26,143
Net operating income	$27,069	$14,865	$3,357	$45,291
Depreciation and amortization				(27,057)
General and administrative expenses				(7,807)
Interest expense				(12,496)
Real estate impairment				(8,374)
Discontinued operations:
Income from operations of properties sold or held for sale				6,038
Net loss				(4,405)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(4,405)
Capital expenditures	$4,923	$1,803	$622	$7,348
Total assets	$1,238,795	$796,525	$373,147	$2,408,467

______________________________

(2)
Net operating income includes the retail properties not classified as discontinued operations: Takoma Park, Westminster, Concord Center, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village, and total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

NOTE 12: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2020 Quarter, we issued 46,500 common shares at a weighted average price of $31.07 for net proceeds of $1.2 million. We did not issue common shares during the 2019 Quarter.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program were used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the 2020 Quarter and 2019 Quarter were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Issuance of common shares	35	43
Weighted average price per share	$26.96	$25.84
Net proceeds	$921	$1,097

NOTE 13: SUBSEQUENT EVENT

As previously disclosed, our 2020 Senior Notes were scheduled to mature in October 2020, but could be prepaid without penalty beginning in April 2020. In April 2020, we used borrowings from our Revolving Credit Facility to prepay the 2020 Senior Notes without penalty.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed on March 6, 2020.

We refer to the three months ended March 31, 2020 and March 31, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the potential adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of the WashREIT, particularly our ability to collect rent, on the financial condition, results of operations, cash flows and performance of our tenants, and on the global economy and financial markets. The extent to which COVID-19 impacts WashREIT and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the greater Washington metro region; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2019 Form 10-K, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•	Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.

•	Results of Operations. Discussion of our financial results comparing the 2020 Quarter to the 2019 Quarter.

•	Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•	Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.

•	Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•	Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.

•	Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.

•
Ending occupancy, calculated as occupied square footage as a percentage of total square footage as of the last day of that period, except Multifamily, on which ending occupancy is calculated as occupied units as a percentage of total available units as of the last day of that period.

•	Leased percentage, calculated as the percentage of available physical net rentable area leased for our commercial properties and percentage of apartments leased for our multifamily properties.

•	Leasing activity, including new leases, renewals and expirations.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of March 31, 2020, we owned a diversified portfolio of 46 properties, totaling approximately 3.9 million square feet of commercial space and 6,861multifamily units, and land held for development. These 46 properties consisted of 16 office properties, 8 retail centers and 22 multifamily properties.

Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments within the Washington metro region to institute quarantines, "shelter in place" rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. We continue to monitor our operations and government recommendations and have made modifications to our normal operations, including requiring our employees to work remotely with the exception of essential building personnel.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law to provide widespread emergency relief for the economy and to provide aid to corporations. The CARES Act includes several significant provisions related to taxes, refundable payroll tax credits and deferment of social security payments. These changes include:

•
the elimination of the taxable income limit for net operating losses (“NOLs”) for all taxable years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although as a REIT, WashREIT will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends-paid deduction);

•	the ability for our TRSs to carry back NOLs arising in 2018, 2019, and 2020 to the five taxable years preceding the taxable year of the loss;

•
an increase of the business interest limitation under Section 163(j) of the Code from 30 percent to 50 percent of adjustable taxable income for taxable years beginning in 2019 and 2020 and addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and

•
a “technical correction” amending Section 168(e)(3)(E) of the Code to add “qualified improvement property” to “15-year property” and assigning a class life of 20 years under Section 168(g)(3)(B) of the Code to qualified improvement property under Section 168(e)(3)(E)(vii) of the Code.

We continue to evaluate the relief options available under the CARES Act, as well as other emergency relief initiatives and stimulus packages instituted by the Federal Government. A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends, that require careful evaluation and consideration. We will continue to assess these options, and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve.

The effects of the COVID-19 pandemic did not significantly impact our operating results for the 2020 Quarter. However, we expect the COVID-19 outbreak will materially affect our financial condition and results of operations going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity. We continue to monitor and communicate with our commercial tenants to assess their needs and ability to pay rent. We currently expect rent deferrals, abatements and credit losses from our commercial tenants during the remainder of 2020 to have a material impact on our real estate rental revenue and cash collections. We also expect that the effects of the COVID-19 pandemic will impact our ability to lease up available commercial space. As of March 31, 2020, we had approximately 300,000 square feet of vacant commercial space and approximately 200,000 square feet of commercial lease expirations scheduled for the remainder of 2020. A number of our commercial tenants have announced temporary closures of their offices or stores and requested rent deferral or rent abatement during this pandemic. For our multifamily properties, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. We are temporarily freezing rents on lease renewals, waiving late fees, halting evictions, and offering a payment deferral plan to residents who have been adversely financially impacted by COVID-19. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio. Given our concentration in a single region, the Washington metro region, our entire portfolio could remain subject to quarantines, "shelter in place" rules, and various other restrictions for the foreseeable future. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Operating Results

Net income (loss) attributable to the controlling interests, NOI and NAREIT FFO for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net income (loss) attributable to the controlling interests	$1,719	$(4,405)	$6,124	(139.0)%
NOI (1)	48,153	45,291	2,862	6.3%
NAREIT FFO (2)	$31,439	$33,516	$(2,077)	(6.2)%
______________________________
(1) See page 28 of the MD&A for a reconciliation of NOI to net income.
(2) See page 35 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net income attributable to the controlling interests is primarily due to lower real estate impairment ($8.4 million), higher NOI ($2.9 million), lower interest expense ($1.7 million), lower general and administrative expenses ($1.5 million) and a gain on extinguishment of debt ($0.5 million) during the 2020 Quarter, partially offset by lower income from discontinued operations ($6.0 million) and higher depreciation and amortization ($2.7 million).

The higher NOI is primarily due to the acquisitions of seven suburban Class B apartment communities in northern Virginia and Montgomery County, Maryland (“Assembly Portfolio”), and Cascade at Landmark ($6.9 million) during 2019, partially offset by sales of Quantico Corporate Center and 1776 G Street ($3.1 million) during 2019 and lower NOI from same-store properties ($0.6 million). The lower same-store NOI is explained in further detail beginning on page 28 (Results of Operations - 2020 Quarter Compared to 2019 Quarter). Same-store ending occupancy decreased to 91.6% as of March 31, 2020 from 92.7% as of March 31, 2019, primarily due to lower occupancy in the office segment.

The lower NAREIT FFO is primarily attributable to lower income from discontinued operations net of depreciation and amortization ($8.5 million), partially offset by higher NOI ($2.9 million), lower interest expense ($1.7 million), lower general and administrative expenses ($1.5 million), and gain on extinguishment of debt ($0.5 million) during the 2020 Quarter.

Investment and Financing Activity

Significant investment and financing transactions during the 2020 Quarter included the prepayment of the $45.6 million mortgage note secured by Yale West, which was scheduled to mature in 2052. As a result of the transaction, we recognized a gain on extinguishment of debt of $0.5 million related to the write-off of an unamortized mortgage premium of $1.4 million, partially offset by a prepayment penalty of $0.9 million.

As of March 31, 2020, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of April 23, 2020, our Revolving Credit Facility has a borrowing capacity of $302.0 million.

Capital Requirements

As described in the preceding section, we prepaid the mortgage note payable secured by Yale West. Following this prepayment, we have no mortgage notes.

Subsequent to the 2020 Quarter, in April 2020, we prepaid without penalty the $250.0 million 4.95% Senior Notes scheduled to mature in October 2020 using borrowings on our Revolving Credit Facility. We have no remaining debt maturities in 2020 and $150 million of debt maturities in 2021. We expect to have additional capital requirements as set forth on page 31 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2020 Quarter and 2019 Quarter. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2019 (see note 3 to the consolidated financial statements). Additionally, although the COVID-19 pandemic did not significantly impact our operating results for the 2020 Quarter, we expect that the COVID-19 outbreak will significantly adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed under “Risk Factors.”
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

2020 Quarter Compared to 2019 Quarter

The following table reconciles NOI to net income attributable to the controlling interests and provides the basis for our discussion of our consolidated results of operations and NOI in the 2020 Quarter compared to the 2019 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		Consolidated
	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Real estate rental revenue	$63,529	$64,653	$(1,124)	(1.7)%	$11,437	$—	$37	$—	$1,789	$6,781	$76,792	$71,434	$5,358	7.5%
Real estate expenses	23,198	23,675	(477)	(2.0)%	4,511	—	247	—	683	2,468	28,639	26,143	2,496	9.5%
NOI	$40,331	$40,978	$(647)	(1.6)%	$6,926	$—	$(210)	$—	$1,106	$4,313	$48,153	$45,291	$2,862	6.3%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(29,720)	(27,057)	(2,663)	9.8%
General and administrative expenses											(6,337)	(7,807)	1,470	(18.8)%
Real estate impairment											—	(8,374)	8,374	(100.0)%
Interest expense											(10,845)	(12,496)	1,651	(13.2)%
Gain on extinguishment of debt											468	—	468
Discontinued operations (4):
Income from properties sold or held for sale											—	6,038	(6,038)	(100.0)%
Net income (loss)											1,719	(4,405)	6,124	(139.0)%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net income (loss) attributable to the controlling interests											$1,719	$(4,405)	$6,124	(139.0)%
 ______________________________

(1)	Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark

(2)	Development/redevelopment:
Multifamily – The Trove

(3)	Sold (classified as continuing operations):
2019 Office - Quantico Corporate Center and 1776 G Street

Held for sale (classified as continuing operations):
Office – John Marshall II

(4)	Discontinued operations:
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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Multifamily	$25,104	$24,335	$769	3.2%
Office	33,881	35,512	(1,631)	(4.6)%
Other	4,544	4,806	(262)	(5.5)%
Total same-store real estate rental revenue	$63,529	$64,653	$(1,124)	(1.7)%

•	Multifamily: Increase primarily due to higher rental revenue ($0.8 million) caused by higher rental rates.

•
Office: Decrease primarily due to lower rental revenue ($0.6 million) due to lease expirations at 1220 19th Street, Arlington Tower, 1227 25th Street and 1775 Eye Street, higher credit losses ($0.5 million) and lower recoveries ($0.5 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of Assembly Portfolio ($9.8 million) during the second quarter of 2019 and Cascade at Landmark ($1.6 million) during the third quarter of 2019.

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of 1776 G Street ($3.5 million) during the fourth quarter of 2019, Quantico Corporate Center ($1.4 million) during the second quarter of 2019 and due to lower real estate rental income at John Marshall II ($0.1 million).

Ending occupancy for properties classified as continuing operations by segment for the 2020 Quarter and 2019 Quarter was as follows:

	March 31, 2020			March 31, 2019			(Decrease) increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	95.3%	81.7%	89.9%	95.5%	N/A	95.5%	(0.2)%	N/A	(5.6)%
Office	87.2%	100.0%	88.1%	89.9%	87.2%	89.6%	(2.7)%	12.8%	(1.5)%
Other	91.1%	N/A	91.1%	90.0%	N/A	90.0%	1.1%	N/A	1.1%
Total	91.6%	85.4%	89.9%	92.7%	87.2%	92.2%	(1.1)%	(1.8)%	(2.3)%

•
Multifamily: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at The Maxwell, The Paramount and Bennett Park, partially offset by higher ending occupancy at Riverside and Clayborne Apartments.

•
Office: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at 1220 19th Street, 1227 25th Street, 1775 Eye Street and Fairgate at Ballston, partially offset by higher ending occupancy at Watergate 600.

During the 2020 Quarter, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	89	$46.81	7.8%	$11.40	1.1
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2020 Quarter and 2019 Quarter were 37.3% and 36.6%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Multifamily	$9,227	$9,470	$(243)	(2.6)%
Office	12,634	12,756	(122)	(1.0)%
Other	1,337	1,449	(112)	(7.7)%
Total same-store real estate expenses	$23,198	$23,675	$(477)	(2.0)%

•	Multifamily: Decrease primarily due to lower utilities expenses ($0.3 million), partially offset by higher real estate taxes ($0.1 million).

•	Office: Decrease primarily due to lower utilities ($0.2 million) and marketing ($0.1 million) expenses, partially offset by higher repairs and maintenance expenses ($0.2 million).

Other Income and Expenses

Depreciation and Amortization: Increase primarily due to the acquisitions of the Assembly Portfolio ($4.7 million) and Cascade at Landmark ($0.6 million) and placing into service a portion of The Trove development ($0.3 million). These increases were partially offset by lower depreciation and amortization at same-store properties ($0.9 million) and John Marshall II ($0.8 million) and the dispositions of 1776 G Street ($0.7 million) and Quantico Corporate Center ($0.6 million).

General and administrative expenses: Decrease primarily due to lower share-based compensation ($1.0 million) and severance expenses ($0.6 million) due to a corporate restructuring during the 2019 Quarter.

Real estate impairment: The real estate impairment charge of $8.4 million during the 2019 Quarter reduced the carrying value of Quantico Corporate Center to its estimated fair value (see note 3 to the consolidated financial statements).

Interest Expense: Interest expense by debt type for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2020	2019	$ Change	% Change
Notes payable	$10,159	$10,132	$27	0.3%
Mortgage notes payable	172	521	(349)	(67.0)%
Line of credit	1,398	2,556	(1,158)	(45.3)%
Capitalized interest	(884)	(713)	(171)	24.0%
Total	$10,845	$12,496	$(1,651)	(13.2)%

•	Mortgage notes payable: Decrease primarily due to repayments of the mortgage note secured by Olney Village Center in July 2019 and the mortgage note secured by Yale West Apartments in January 2020.

•
Line of credit: Decrease primarily due to lower weighted average borrowings of $108.3 million and lower weighted average interest rate of 2.60% during the 2020 Quarter, as compared to $210.3 million and 3.6%, respectively, during the 2019 Quarter.

•
Capitalized interest: Increase primarily due to higher spending related to the Trove, the multifamily development adjacent to The Wellington, and the capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments.

Gain on extinguishment of debt: We recognized a $0.5 million gain on extinguishment of debt during the 2020 Quarter related to the prepayment of the mortgage note secured by Yale West Apartments.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during the third quarter of 2019.

Liquidity and Capital Resources

As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to adversely impact our future operating cash flows due to the inability of some of our tenants to pay their rent on time or at all.

Subsequent to the end of the 2020 Quarter, on April 2, 2020, we prepaid without penalty our $250.0 million of 4.95% unsecured notes using borrowings on our Revolving Credit Facility. Following that prepayment, we have no remaining debt maturities in 2020 and $150 million of debt maturities in 2021.

Subsequent to the end of the 2020 Quarter, we executed an amendment to John Marshall II purchase and sale agreement decreasing the contract sale price to $57.0 million and closed on the sale on April 21, 2020.

As of April 23, 2020, we have $398.0 million of borrowings outstanding on our Revolving Credit Facility, leaving $302.0 million of borrowing capacity. In April, the Company entered into commitment letters with members of our bank group to provide an unsecured term loan in a principal amount of up to $150.0 million. The term loan, subject to execution of final documentation, would increase our overall borrowing capacity to $452.0 million.

Due to our remaining borrowing capacity on our Revolving Credit Facility and the fact that we do not have any debt maturities for the remainder of 2020, we believe we have adequate liquidity to meet any major capital needs and commitments for the remainder of 2020.

We believe we have the ability to raise capital through the equity, debt and credit markets. We would only access those markets when we believe that conditions make sense for us to do so. However, disruptions in these markets may negatively impact our ability to access capital. These events may also make it more difficult or costly for us to raise capital through the issuance of our securities or through private financings, and may require us to adjust our planned expenditures for the year accordingly.

In addition, we believe we have the ability to access Agency debt, such as Fannie Mae or Freddie Mac secured loans, using a part of our unencumbered multifamily portfolio, if necessary. However, there can be no assurances that such loans would be available or that they would be available on reasonable terms.

Capital Requirements

In response to the COVID-19 pandemic, we have significantly reduced our estimated capital requirements as compared to the estimates we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. We have reduced 2020 assumed capital expenditures for the balance of the year by approximately $40 million, including by deferring non-essential building restorations, some tenant improvements and leasing costs for speculative leasing, and lower multifamily renovation capital expenditures, as well decreasing our anticipated development spending as we no longer expect to break ground on the new Riverside development this year. As of the end of the first quarter of 2020, our full-year 2020 capital requirements are currently expected to consist of the following:

•	Funding dividends and distributions to our shareholders;

•
Approximately $55.0 - $60.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;

•	Approximately $30.0 - $35.0 million to invest in our development and redevelopment projects; and

•	Funding for potential property acquisitions during 2020, offset by proceeds from potential property dispositions.

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

In January 2020, we prepaid the $45.6 million mortgage note payable secured by Yale West, recognizing a gain on extinguishment of debt of $0.5 million using borrowings on our Revolving Credit Facility. Following the repayment of this mortgage note, we have no mortgage notes outstanding.

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2020	$250,000	(1)	$—		$250,000	5.1%
2021	150,000	(2)	—		150,000	2.7%
2022	300,000		—		300,000	4.0%
2023	250,000	(3)	148,000	(4)	398,000	2.5%
2024	—		—		—	—%
2025	—		—		—	—%
Thereafter	50,000		—		50,000	7.4%
Scheduled principal payments	$1,000,000		$148,000		$1,148,000	3.7%
Net premiums/discounts	(699)		—		(699)
Loan costs, net of amortization	(2,226)		—		(2,226)
Total	$997,075		$148,000		$1,145,075	3.7%
______________________________

(1)	In April 2020, WashREIT prepaid without penalty the $250.0 million of 4.95% Senior Notes scheduled to mature in October 2020 using borrowings on our Revolving Credit Facility.

(2)	WashREIT uses interest rate swaps to effectively fix the $150.0 million term loan's variable interest rate at 2.72%.

(3)	WashREIT uses interest rate swaps to effectively fix the $250.0 million term loan's variable interest rate at 2.87%.

(4)	Maturity date for credit facility in March 2023 assumes election of option for two additional 6-month periods.

The weighted average maturity for our debt is 2.3 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of March 31, 2020, we were in compliance with the covenants related to our Revolving Credit Facility and unsecured notes. We expect to be able to continue to comply with these ratios and covenants for the remainder of 2020, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if conditions worsen.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 82.3 million shares were outstanding at March 31, 2020.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the 2020 Quarter, we issued 46,500 common shares at a weighted average price of $31.07 for net proceeds of $1.2 million. We did not issue shares under the Equity Distribution Agreements during the 2019 Quarter.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the 2020 Quarter and 2019 Quarter were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Issuance of common shares	35	43
Weighted average price per share	$26.96	$25.84
Net proceeds	$921	$1,097

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2020, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Net cash provided by operating activities	$28,860	$27,578	$1,282	4.6%
Net cash used in investing activities	(20,342)	(13,439)	(6,903)	(51.4)%
Net cash used in financing activities	(2,034)	(8,386)	6,352	(75.7)%

Net cash provided by operating activities increased primarily due to the acquisitions of the Assembly Portfolio and Cascade at Landmark during 2019, partially offset by the sales of the Retail Portfolio, Quantico Corporate Center and 1776 G Street during 2019.

Net cash used in investing activities increased primarily due to a higher spending on capital improvements and development during the 2020 Quarter.

Net cash used in financing activities decreased primarily due to a higher net borrowings on the Revolving Credit Facility in the 2020 Quarter, partially offset by the prepayment of the mortgage note secured by Yale West during the 2020 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2020 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$1,719	$(4,405)
Adjustments:
Depreciation and amortization	29,720	27,057
Real estate impairment	—	8,374
Discontinued operations:
Depreciation and amortization	—	2,490
NAREIT FFO	$31,439	$33,516

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2020. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and our variable rate line of credit. Following the prepayment of the Yale West mortgage note, we are no longer exposed to interest rate risk related to mortgages.

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on March 31, 2020 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal (2)	$250,000	$150,000	$300,000	$250,000	$—	$50,000	$1,000,000	$995,875
Interest payments	$28,324	$23,665	$22,644	$7,807	$3,625	$12,688	$98,753
Interest rate on debt maturities	5.1%	2.7%	4.0%	2.9%	—%	7.4%	4.0%
Unsecured variable rate debt (3)
Principal	$—	$—	$—	$148,000	$—	$—	$148,000	$148,000
Variable interest rate on debt maturities				1.8%			1.8%
______________________________

(1)
Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap arrangements at 2.7% and 2.9%, respectively.

(2)	In April 2020, WashREIT prepaid without penalty the $250.0 million of 4.95% Senior Notes scheduled to mature in October 2020 using borrowings on our Revolving Credit Facility.

(3)	Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.

We enter into interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2020 and December 31, 2019 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2020	December 31, 2019
$75,000	1.619%	One-Month USD-LIBOR	10/15/2015	3/15/2021	$(923)	$(28)
75,000	1.626%	One-Month USD-LIBOR	10/15/2015	3/15/2021	(928)	(34)
100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(2,875)	1,218
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(1,441)	607
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,862)	(917)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,862)	(915)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,862)	(917)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,862)	(915)
50,000	1.680%	One-Month USD-LIBOR	4/1/2020	4/1/2030	(4,875)	844
50,000	1.680%	One-Month USD-LIBOR	4/1/2020	4/1/2030	(4,875)	844
50,000	1.718%	One-Month USD-LIBOR	4/1/2020	4/1/2030	(4,690)	1,018
50,000	1.718%	One-Month USD-LIBOR	4/1/2020	4/1/2030	(4,689)	1,018
$600,000					$(32,744)	$1,823

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, other than the prepayment of the Yale West mortgage note that eliminated our exposure to interest rate risk in connection with mortgages, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Other than as noted below, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

Risks Related to COVID-19

The current outbreak of the novel coronavirus (COVID-19), and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic, will significantly and adversely impact our business, financial condition and results of operations going forward, and that other potential pandemics or outbreaks, could materially adversely affect our business, financial condition, results of operations and cash flows in the future. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the Washington metro region, where we own properties and have development sites) have also instituted quarantines, "shelter in place" rules, and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside the Washington metro region, directly or indirectly. A number of our commercial tenants have announced temporary closures of their offices or stores and requested rent deferral or rent abatement during this pandemic. In addition, jurisdictions in the Washington metro region have implemented or may implement rent freezes or other similar restrictions. The full extent of the impacts on our business are largely uncertain and dependent on a number of factors beyond our control.

The COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. COVID-19 has disrupted our business and is expected to have a significant adverse effect on our business, financial performance and condition, operating results and cash flows due to, among other factors:

•
a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent freezes impacting new and renewal rental rates on multifamily properties, longer lease-up periods for both anticipated and unanticipated vacancies, including as a result of a shift from physical to virtual tours, lower revenue recognized as a result of waiving late fees and a reduction in parking revenue, as well as our tenants’ ability and willingness to pay rent, and our ability to continue to collect rents, on a timely basis or at all (for example, 9% of tenants in our office portfolio and 5% of tenants in our multifamily portfolio had not yet made their full April rent payments, as of April 21, 2020;

•
a complete or partial closure of one or more of our properties resulting from government or tenant action (as of April 21, 2020, our commercial properties are operating on a limited basis pursuant to local government orders, except for essential businesses);

•
reductions in demand for commercial space in the Washington, D.C. metropolitan area and the inability to provide physical tours of either our commercial and multifamily spaces may result in our inability to renew leases, re-lease space as leases expire, or lease vacant space, particularly without concessions, or a decline in rental rates on new leases (approximately 4% of our office leases and 1% of our other leases are scheduled to expire in 2020);

•
the inability of one or more major tenants to pay rent, or the bankruptcy or insolvency of one or more major tenants, due to a downturn in its business or a weakening of its financial condition related to the pandemic;

•	the inability to decrease certain fixed expenses at our properties despite decreased operations at such properties;

•	the inability of our third-party service providers to adequately perform their property management and/or leasing activities at our properties due to decreased on-site staff;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital and our commercial tenants' ability to fund their business operations and meet their obligations to us;

•	the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of debt agreements;

•
a decline in the market value of real estate in the Washington, D.C. region may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;

•
future delays in the supply of products or services may negatively impact our ability to complete the development, redevelopment, renovations and lease-up of our buildings on schedule or for their original estimated cost;

•
loss of cash balances that we periodically invest in a variety of short-term investments in order to preserve principal and maintain a high degree of liquidity while providing current income could result in a lower level of liquidity;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or change the complexion of our portfolio of properties;

•	our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;

•
unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;

•	the potential for one or more members of our senior management team to become sick with COVID-19 and the loss of such services could adversely affect our business

•	the increased vulnerability to cyber-attacks or cyber intrusions while employees are working remotely has the potential to disrupt our operations or cause material harm to our financial condition; and

•	complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

The significance, extent and duration of the impact of COVID-19 remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in the Washington metro region, once the current containment measures are lifted.

The rapid development and volatility of this situation precludes us from making any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal operations. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.45	2/19/2020
10.2	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.46	2/19/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

DATE: April 27, 2020