Form 10-Q
period 2020-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2020-07-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 27, 2020, 82,346,724 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Land	$574,025	$566,807
Income producing property	2,467,629	2,392,415
	3,041,654	2,959,222
Accumulated depreciation and amortization	(745,692)	(693,610)
Net income producing property	2,295,962	2,265,612
Properties under development or held for future development	89,166	124,193
Total real estate held for investment, net	2,385,128	2,389,805
Investment in real estate held for sale, net	—	57,028
Cash and cash equivalents	7,971	12,939
Restricted cash	630	1,812
Rents and other receivables	67,026	65,259
Prepaid expenses and other assets	81,967	95,149
Other assets related to properties held for sale	—	6,336
Total assets	$2,542,722	$2,628,328
Liabilities
Notes payable, net	$897,060	$996,722
Mortgage notes payable, net	—	47,074
Line of credit	181,000	56,000
Accounts payable and other liabilities	93,192	71,136
Dividend payable	24,760	24,668
Advance rents	7,375	9,353
Tenant security deposits	10,769	10,595
Other liabilities related to properties held for sale	—	718
Total liabilities	1,214,156	1,216,266
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 82,327 and 82,099 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	823	821
Additional paid in capital	1,598,620	1,592,487
Distributions in excess of net income	(236,673)	(183,405)
Accumulated other comprehensive (loss) income	(34,533)	1,823
Total shareholders’ equity	1,328,237	1,411,726
Noncontrolling interests in subsidiaries	329	336
Total equity	1,328,566	1,412,062
Total liabilities and equity	$2,542,722	$2,628,328

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Real estate rental revenue	$72,870	$76,820	$149,662	$148,254
Expenses
Real estate expenses	26,885	28,134	55,524	54,277
Depreciation and amortization	29,599	33,044	59,319	60,101
General and administrative expenses	5,296	5,535	11,633	13,342
Real estate impairment	—	—	—	8,374
	61,780	66,713	126,476	136,094
Loss on sale of real estate	(7,539)	(1,046)	(7,539)	(1,046)
Real estate operating income	3,551	9,061	15,647	11,114
Other expense
Interest expense	(8,751)	(15,252)	(19,596)	(27,748)
(Loss) gain on extinguishment of debt	(206)	—	262	—
	(8,957)	(15,252)	(19,334)	(27,748)
Loss from continuing operations	(5,406)	(6,191)	(3,687)	(16,634)
Discontinued operations:
Income from operations of properties sold or held for sale	—	7,178	—	13,216
Income from discontinued operations	—	7,178	—	13,216
Net (loss) income	(5,406)	987	(3,687)	(3,418)
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Net (loss) income attributable to the controlling interests	$(5,406)	$987	$(3,687)	$(3,418)

Basic net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.07)	$(0.08)	$(0.05)	$(0.21)
Discontinued operations	—	0.09	—	0.17
Net (loss) income attributable to the controlling interests per share (1)	$(0.07)	$0.01	$(0.05)	$(0.05)

Diluted net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.07)	$(0.08)	$(0.05)	$(0.21)
Discontinued operations	—	0.09	—	0.17
Net (loss) income attributable to the controlling interests per share (1)	$(0.07)	$0.01	$(0.05)	$(0.05)
Weighted average shares outstanding – basic	82,153	79,934	82,120	79,908
Weighted average shares outstanding – diluted	82,153	79,934	82,120	79,908
Dividends declared per share	$0.30	$0.30	$0.60	$0.60
______________________________
(1) Earnings per share may not sum due to rounding

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(5,406)	$987	$(3,687)	$(3,418)
Other comprehensive loss:
Unrealized loss on interest rate hedges	(1,789)	(6,942)	(36,356)	(11,111)
Comprehensive loss	(7,195)	(5,955)	(40,043)	(14,529)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive loss attributable to the controlling interests	$(7,195)	$(5,955)	$(40,043)	$(14,529)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
Net loss attributable to the controlling interests	—	—	—	(3,687)	—	(3,687)	—	(3,687)
Unrealized loss on interest rate hedges	—	—	—	—	(36,356)	(36,356)	—	(36,356)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	(49,581)	—	(49,581)	—	(49,581)
Equity issuances, net of issuance costs	46	1	1,241	—	—	1,242	—	1,242
Shares issued under Dividend Reinvestment Program	41	—	1,065	—	—	1,065	—	1,065
Share grants, net of forfeitures and tax withholdings	141	1	3,827	—	—	3,828	—	3,828
Balance, June 30, 2020	82,327	$823	$1,598,620	$(236,673)	$(34,533)	$1,328,237	$329	$1,328,566

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle	—	—	—	(906)	—	(906)	—	(906)
Net loss attributable to the controlling interests	—	—	—	(3,418)	—	(3,418)	—	(3,418)
Unrealized loss on interest rate hedges	—	—	—	—	(11,111)	(11,111)	—	(11,111)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends	—	—	—	(48,252)	—	(48,252)	—	(48,252)
Shares issued under Dividend Reinvestment Program	64	1	1,672	—	—	1,673	—	1,673
Share grants, net of forfeitures and tax withholdings	108	1	4,251	—	—	4,252	—	4,252
Balance, June 30, 2019	80,082	$801	$1,532,497	$(521,661)	$(1,272)	$1,010,365	$343	$1,010,708

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2020	82,315	$823	$1,596,242	$(206,506)	$(32,744)	$1,357,815	$333	$1,358,148
Net loss attributable to the controlling interests	—	—	—	(5,406)	—	(5,406)	—	(5,406)
Unrealized loss on interest rate hedges	—	—	—	—	(1,789)	(1,789)	—	(1,789)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,761)	—	(24,761)	—	(24,761)
Shares issued under Dividend Reinvestment Program	6	—	144	—	—	144	—	144
Share grants, net of forfeitures and tax withholdings	6	—	2,234	—	—	2,234	—	2,234
Balance, June 30, 2020	82,327	$823	$1,598,620	$(236,673)	$(34,533)	$1,328,237	$329	$1,328,566

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2019	80,029	$800	$1,529,916	$(498,537)	$5,670	$1,037,849	$347	$1,038,196
Net income attributable to the controlling interests	—	—	—	987	—	987	—	987
Unrealized loss on interest rate hedges	—	—	—	—	(6,942)	(6,942)	—	(6,942)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,111)	—	(24,111)	—	(24,111)
Shares issued under Dividend Reinvestment Program	21	1	575	—	—	576	—	576
Share grants, net of forfeitures and tax withholdings	32	—	2,006	—	—	2,006	—	2,006
Balance, June 30, 2019	80,082	$801	$1,532,497	$(521,661)	$(1,272)	$1,010,365	$343	$1,010,708

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(3,687)	$(3,418)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,319	64,968
Credit losses (gains) on lease related receivables	2,271	(133)
Real estate impairment	—	8,374
Loss on sale of real estate	7,539	1,046
Share-based compensation expense	3,783	4,527
Amortization of debt premiums, discounts and related financing costs	1,314	1,404
Gain on extinguishment of debt	(262)	—
Changes in operating other assets	(4,482)	(5,781)
Changes in operating other liabilities	(14,613)	(10,444)
Net cash provided by operating activities	51,182	60,543
Cash flows from investing activities
Real estate acquisitions, net	—	(458,604)
Net cash received for sale of real estate	56,353	31,334
Capital improvements to real estate	(25,452)	(18,634)
Development in progress	(18,646)	(19,445)
Real estate deposits, net	—	(1,744)
Non-real estate capital improvements	(124)	(121)
Net cash provided by (used in) investing activities	12,131	(467,214)
Cash flows from financing activities
Line of credit borrowings, net	125,000	30,000
Dividends paid	(49,485)	(72,274)
Principal payments – mortgage notes payable	(46,567)	(1,231)
Repayments of unsecured notes payable	(250,000)	—
Proceeds from term loan	150,000	450,000
Payment of financing costs	(560)	(1,219)
Distributions to noncontrolling interests	(7)	(8)
Proceeds from dividend reinvestment program	1,065	1,673
Payment of tax withholdings for restricted share awards	(150)	(504)
Net proceeds from exercise of share options	1,241	—
Net cash (used in) provided by financing activities	(69,463)	406,437
Net decrease in cash, cash equivalents and restricted cash	(6,150)	(234)
Cash, cash equivalents and restricted cash at beginning of period	14,751	7,640
Cash, cash equivalents and restricted cash at end of period	$8,601	$7,406

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$21,380	$26,418
Change in accrued capital improvements and development costs	3,687	(5,277)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,971	$5,756
Restricted cash	630	1,650
Cash, cash equivalents and restricted cash	$8,601	$7,406

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both June 30, 2020 and December 31, 2019, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both June 30, 2020 and December 31, 2019, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are recorded in Accounts payable and other liabilities on our consolidated balance sheets and are primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

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

COVID-19 Lease Modification Accounting Relief

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question-and-answer document (“Q&A”) that addresses their belief that the guidance on lease modifications in GAAP does not contemplate concessions being executed as rapidly as they were executed as a result of the major financial crisis arising from the COVID-19 pandemic. Under ASC 842, Leases, we evaluate, on a lease by lease basis, if a lease concession is the result of a new arrangement reached with the tenant, which could result in lease modification accounting, or if a lease concession is contemplated in the existing lease agreement, which is precluded from lease modification accounting. In the Q&A, the staff stated that entities may elect to not evaluate whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. This election must be applied consistently to leases with similar characteristics and circumstances. The election permits entities, if certain criteria are met, to account for concessions as if they were contemplated in the existing contract (and accounted for as a negative variable rental revenue) or evaluate the lease concessions for lease modification accounting. We have elected to utilize the relief provided by the FASB staff. This election did not have a material impact on our consolidated financial statements as of June 30, 2020, and we do not expect material impacts in future periods.

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

Within these notes to the financial statements, we refer to the three months ended June 30, 2020 and June 30, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively, and the six months ended June 30, 2020 and June 30, 2019 as the “2020 Period” and the “2019 Period,” respectively.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following properties (collectively, the “Assembly Portfolio”) during the 2019 Period:

Acquisition Date	Property Name	Property Type	# of Units (unaudited)	Contract Purchase Price (in thousands)
April 30, 2019	Assembly Portfolio - Virginia (1)	Multifamily	1,685	$379,100
June 27, 2019	Assembly Portfolio - Maryland (2)	Multifamily	428	82,070
		Total 2019	2,113	$461,170
______________________________

(1)  Consists of Assembly Alexandria, Assembly Manassas, Assembly Dulles, Assembly Leesburg and Assembly Herndon.
(2)  Consists of Assembly Germantown and Assembly Watkins Mill.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of June 30, 2020, we have invested $126.5 million, including the cost of acquired land, in The Trove, a 401-unit multifamily development adjacent to The Wellington. During the 2020 Period, we substantially completed major construction activities for The Trove’s base building and garage and delivered 131 units. As of June 30, 2020, we have placed into service assets totaling $67.1 million. We have also invested $27.8 million, including the cost of acquired land, in a multifamily development adjacent to Riverside Apartments. In addition, in our multifamily and office segments, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to get each project ready for its intended use.

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

We sold our interests in the following properties during 2020 and 2019:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands)
April 21, 2020	John Marshall II	Office	223,000	$57,000	$(6,855)
		Total 2020	223,000	$57,000	$(6,855)

June 26, 2019	Quantico Corporate Center (1)	Office	272,000	$33,000	$(1,046)
July 23, 2019	Shopping Center Portfolio (2)	Retail	800,000	485,250	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	520,000	57,500	9,507
August 27, 2019	Centre at Hagerstown	Retail	330,000	23,500	(3,506)
December 19, 2019	1776 G Street	Office	262,000	129,500	61,007
		Total 2019	2,184,000	$728,750	$398,985
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

In December 2019, we executed a purchase and sale agreement to sell John Marshall II for a contract sale price of $63.4 million. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale. During the 2020 Quarter, we executed an amendment to the purchase and sale agreement which decreased the contract sale price to $57.0 million and closed on the sale on April 21, 2020, recognizing a loss on sale of real estate of $6.9 million.

As of June 30, 2020, we assessed certain properties for impairment and did not recognize any impairment charges during the 2020 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2020. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Real estate rental revenue	$12,334	$24,074
Real estate expenses	(2,641)	(5,708)
Depreciation and amortization	(2,377)	(4,867)
Interest expense	(138)	(283)
Income from discontinued operations	$7,178	$13,216

Basic net income per share	$0.09	$0.17
Diluted net income per share	$0.09	$0.17

Capital expenditures	$402	$809

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessor

        Future Minimum Rental Income

As of June 30, 2020, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

2020	$73,934
2021	132,724
2022	119,905
2023	102,671
2024	89,518
Thereafter	313,669
$832,421

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 51 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized straight-line rental expense of $0.1 million during each of the 2020 Quarter and 2019 Quarter and $0.1 million for each of the 2020 Period and 2019 Period, respectively. We recognized variable rental payments of $0.2 million during each of the 2020 Quarter and 2019 Quarter and $0.4 million and $0.5 million during each of the 2020 Period and 2019 Period, respectively.

We recognized a right of use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.1 million of right-of-use and lease liability amortization during each of the 2020 Quarter and 2019 Quarter and $0.1 million for each of the 2020 Period and 2019 Period, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease as of June 30, 2020 and a reconciliation of those cash flows to the operating lease liability as of June 30, 2020 (in thousands):

2020	$130
2021	260
2022	260
2023	260
2024	260
Thereafter	11,895
13,065
Imputed interest	(9,216)
Lease liability	$3,849

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2020, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 0.16% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2020 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(181,000)
Unused and available	$519,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2020 Period as follows (in thousands):

Balance, December 31, 2019	$56,000
Borrowings	365,000
Repayments	(240,000)
Balance, June 30, 2020	$181,000

NOTE 7: NOTES PAYABLE

On May 5, 2020, we entered into a one-year, $150.0 million unsecured term loan facility (“2020 Term Loan”), maturing on May 5, 2021 with a one-year extension option. The 2020 Term Loan bears interest at LIBOR + 1.50%, which margin is subject to change based on our credit ratings, with a 0.50% floor for the LIBOR rate. We used the proceeds to repay borrowings under our Revolving Credit Facility.

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

In November 2019, we entered into four interest rate swap arrangements with a total notional amount of $200.0 million to reduce our exposure to adverse fluctuations in interest rates on future fixed-rate debt (the “hedged debt transaction”) to replace our $250.0 million of 4.95% 10-year unsecured notes that were scheduled to mature in October 2020. In April 2020, we used borrowings from our Revolving Credit Facility to prepay the $250.0 million of 4.95% 10-year unsecured notes (“2020 Senior Notes”) without penalty. We still intend to execute fixed-rate debt in 2020 and have determined that the hedged debt transaction remains probable as of June 30, 2020.

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

The fair values of the interest rate swaps as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2020	December 31, 2019
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$(1,553)	$(62)
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	(4,874)	1,825
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(7,504)	(3,664)
Interest rate swaps	200,000	April 1, 2020	April 1, 2030	(20,602)	3,724
	$600,000			$(34,533)	$1,823

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized loss on interest rate hedges	$(1,789)	$(6,942)	$(36,356)	$(11,111)

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $7.0 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2020, we did not have any derivatives in an asset position and the fair value of the derivative liabilities, including accrued interest, was $34.5 million. As of June 30, 2020, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2020 and December 31, 2019 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 8).

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

The fair values of these assets and liabilities at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,913	$—	$1,913	$—	$1,792	$—	$1,792	$—
Interest rate swaps	—	—	—	—	5,549	—	5,549	—
Liabilities:
Interest rate swaps	$(34,533)	$—	$(34,533)	$—	$(3,726)	$—	$(3,726)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2020 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2020 and December 31, 2019, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$7,971	$7,971	$12,939	$12,939
Restricted cash	630	630	1,812	1,812
Mortgage notes payable, net	—	—	47,074	47,899
Line of credit	181,000	181,000	56,000	56,000
Notes payable, net	897,060	919,929	996,722	1,022,937

NOTE 10: STOCK BASED COMPENSATION

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

Officer LTIP

Under the Officer LTIP, as revised, all named executive officers will have the opportunity to receive awards based on (i) the achievement of performance measures, which will be established for each performance period, and (ii) continued employment with the Company. The aggregate weighting for the performance measures and the time-based measures, as determined by the Compensation Committee, will total 100%. The performance measures will consist of one or more shareholder return measures and one or more strategic measures. The awards earned under the Officer LTIP, if any, are payable in our common shares of beneficial interest. Each participant’s total award under the Officer LTIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the beginning of that performance period. The percentage will depend upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period which, except as otherwise determined by the Compensation Committee, will be as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	198%	275%	440%
Executive Vice President	143%	200%	295%
Senior Vice President	100%	143%	207%

Any time-based awards under the Officer LTIP will be subject to a three-year vesting schedule, with any award vesting in one-third increments on December 15 of each year of the applicable performance period if the participant remains employed by the Company on each of such dates. The Officer LTIP provides that following a performance period, 100% of any performance-based award will vest immediately upon grant.

Each year, the Compensation Committee will establish the threshold, target and high performance goals for each performance measures. Upon or following completion of a performance period, the degree of achievement of each performance measure will be determined by the Compensation Committee in its discretion.

If a Change in Control (as defined in the Officer LTIP) occurs during a performance period while the participant is employed, the Officer LTIP provides that all time-based awards which are unvested will become vested, and the participant will receive a pro-rated portion of the shareholder return measure-based awards and the strategic measure-based awards will be calculated at target.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.0 million and $1.7 million for the 2020 Quarter and 2019 Quarter, respectively, and $3.8 million and $4.5 million for the 2020 Period and 2019 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.8 million and $1.7 million for the 2020 Period and 2019 Period, respectively.

The total unvested restricted share awards at June 30, 2020 was 502,500 shares, which had a weighted average grant date fair value of $29.99 per share. As of June 30, 2020, the total compensation cost related to unvested restricted share awards was $10.3 million, which we expect to recognize over a weighted average period of 25 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(5,406)	$(6,191)	$(3,687)	$(16,634)
Allocation of earnings to unvested restricted share awards to continuing operations	(151)	(133)	(302)	(267)
Adjusted loss from continuing operations attributable to the controlling interests	(5,557)	(6,324)	(3,989)	(16,901)
Adjusted income from discontinued operations	—	7,178	—	13,216
Adjusted net (loss) income attributable to the controlling interests	$(5,557)	$854	$(3,989)	$(3,685)
Denominator:
Weighted average shares outstanding – basic	82,153	79,934	82,120	79,908
Effect of dilutive securities:
Employee restricted share awards	—	—	—	—
Operating partnership units	—	—	—	—
Weighted average shares outstanding – diluted	82,153	79,934	82,120	79,908
Earnings per common share, basic:
Continuing operations	$(0.07)	$(0.08)	$(0.05)	$(0.21)
Discontinued operations	—	0.09	—	0.17
Basic net (loss) income attributable to the controlling interests per common share (1)	$(0.07)	$0.01	$(0.05)	$(0.05)
Earnings per common share, diluted:
Continuing operations	$(0.07)	$(0.08)	$(0.05)	$(0.21)
Discontinued operations	—	0.09	—	0.17
Diluted net (loss) income attributable to the controlling interests per common share (1)	$(0.07)	$0.01	$(0.05)	$(0.05)

Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
______________________________
(1)  Earnings per share may not sum due to rounding.

NOTE 12: SEGMENT INFORMATION

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

We evaluate performance based upon net operating income from the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. Net operating income is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

The following tables present revenues, net operating income, capital expenditures and total assets for the three and six months ended June 30, 2020 and 2019 from these segments, and reconcile net operating income of reportable segments to net (loss) income attributable to the controlling interests as reported (in thousands):

	Three Months Ended June 30, 2020
	Office	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$32,914	$36,038	$3,918	$72,870
Real estate expenses	11,517	14,110	1,258	26,885
Net operating income	$21,397	$21,928	$2,660	$45,985
Depreciation and amortization				(29,599)
General and administrative expenses				(5,296)
Interest expense				(8,751)
Loss on sale of real estate				(7,539)
Loss on extinguishment of debt				(206)
Net loss				(5,406)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(5,406)
Capital expenditures	$7,831	$5,488	$1,287	$14,606
Total assets	$1,063,283	$1,337,731	$141,708	$2,542,722

	Three Months Ended June 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$42,061	$29,887	$4,872	$76,820
Real estate expenses	15,565	11,226	1,343	28,134
Net operating income	$26,496	$18,661	$3,529	$48,686
Depreciation and amortization				(33,044)
General and administrative expenses				(5,535)
Interest expense				(15,252)
Loss on sale of real estate				(1,046)
Income from operations of properties sold or held for sale				7,178
Net income				987
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$987
Capital expenditures	$5,385	$5,296	$726	$11,407
Total assets	$1,196,703	$1,260,847	$360,547	$2,818,097
______________________________
(1)  Total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

	Six Months Ended June 30, 2020
	Office	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$68,584	$72,616	$8,462	$149,662
Real estate expenses	24,834	28,095	2,595	55,524
Net operating income	$43,750	$44,521	$5,867	$94,138
Depreciation and amortization				(59,319)
General and administrative				(11,633)
Interest expense				(19,596)
Loss on sale of real estate				(7,539)
Gain on extinguishment of debt				262
Net loss				(3,687)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(3,687)
Capital expenditures	$14,919	$8,957	$1,700	$25,576

	Six Months Ended June 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$84,354	$54,222	$9,678	$148,254
Real estate expenses	30,789	20,696	2,792	54,277
Net operating income	$53,565	$33,526	$6,886	$93,977
Depreciation and amortization				(60,101)
General and administrative				(13,342)
Interest expense				(27,748)
Loss on sale of real estate				(1,046)
Real estate impairment				(8,374)
Discontinued operations:
Income from operations of properties sold or held for sale				13,216
Net loss				(3,418)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(3,418)
Capital expenditures	$10,308	$7,099	$1,348	$18,755
______________________________
(1)  Total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

NOTE 13: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the first quarter of 2020, we issued 46,500 shares under this program at a weighted average price of $31.07 for net proceeds of $1.2 million. We did not issue common shares under the Equity Distribution Agreements during the 2020 Quarter or 2019 Period.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program were used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common shares	6	21	41	64
Weighted average price per share	$22.68	$26.97	$26.38	$26.23
Net proceeds	$144	$576	$1,065	$1,673

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

We refer to the three months ended June 30, 2020 and June 30, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively, and the six months ended June 30, 2020 and June 30, 2019 as the “2020 Period” and the “2019 Period”, respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of WashREIT, particularly the impact of our ability to collect rent on schedule or at all and the percentage of rent collected, our ability to lease or re-lease our commercial spaces, and increased credit losses, on the performance of our tenants generally, and on the global economy and financial markets. The extent to which COVID-19 impacts WashREIT and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the ownership of real estate in general and our real estate assets in particular; the economic health of the greater Washington metro region; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2019 Form 10-K, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•Overview. Discussion of our business outlook, operating results, investment activity, financing activity and capital requirements to provide context for the remainder of MD&A.
•Results of Operations. Discussion of our financial results comparing the 2020 Quarter to the 2019 Quarter and the 2020 Period to 2019 Period.
•Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.
•Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.
•Critical Accounting Policies and Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•Net operating income (“NOI”), calculated as set forth below under the caption "Results of Operations - Net Operating Income." NOI is a non-GAAP supplemental measure to net income.
•Funds From Operations (“NAREIT FFO”), calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.
•Ending occupancy, calculated as occupied square footage or multifamily units as a percentage of total square footage or multifamily units, respectively, as of the last day of that period.
•Leased percentage, calculated as the percentage of available physical net rentable area leased for our commercial properties and percentage of apartments leased for our multifamily properties.
•Leasing activity, including new leases, renewals and expirations.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of June 30, 2020, we owned a diversified portfolio of 45 properties, totaling approximately 3.7 million square feet of commercial space and 6,861 multifamily units, and land held for development. These 45 properties consisted of 15 office properties, 8 retail centers and 22 multifamily properties.

Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within the Washington metro region to institute quarantines, "shelter-in-place" rules and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. These actions resulted in modifications to our normal operations, including requiring our employees to work remotely with the exception of essential building personnel.

In June 2020, shelter-in-place orders began to phase out in the Washington metro region. As many of our commercial tenants have begun returning to their leased space, we have implemented robust plans to reduce the risk of exposure and further spread of the virus in our properties and continue to follow the mandates of public health officials and government agencies. We are adhering to occupancy restrictions at our properties where required.

The effects of the COVID-19 pandemic had a significant impact on our operating results for the 2020 Quarter. Beginning late in the first quarter of 2020 and continuing into the second quarter of 2020, many of our commercial tenants were closed or were operating at significantly reduced capacity. Starting in April 2020, we began working with our commercial tenants on a case-by-case basis to the extent they demonstrated hardship as a result of the pandemic and financial ability to work through a satisfactory arrangement on a variety of relief options, generally involving negotiated deferral payment plans, early blend-and-extend renewals or abatement of rent. As of July 22, 2020, we collected 97% and 72% of office and retail cash rent during the 2020 Quarter, respectively, excluding the impact of contractual rent deferral agreements. By mid-June, most of our retail tenants had reopened. The effects of COVID-19 on our commercial tenants have been reflected in an increase in credit losses of $0.6 million for the 2020 Quarter compared to the first quarter of 2020. At our multifamily properties, we temporarily froze rents on full-year lease renewals, waived late fees and offered a payment deferral plan to residents who have been adversely financially impacted by COVID-19. As of June 30, 2020, we had collected 99% of multifamily cash rent during the 2020 Quarter excluding rent that has been deferred.

As of July 22, 2020, we agreed to defer $1.2 million, $1.0 million, and $0.1 million of rent due from office, retail, and multifamily tenants, respectively. The expected timing of the executed deferred rent paybacks is as follows:

______________________________
(1)  Includes paybacks on deferred rent beginning July 1, 2020.

We had a decline in average occupancy of approximately 0.9% for the 2020 Quarter compared to both the first quarter of 2020 and second quarter of 2019, excluding the Trove which began lease-up in the first quarter of 2020. We continue to monitor and communicate with our commercial tenants to assess their needs and ability to pay rent. The effects of the COVID-19 pandemic have also impacted our ability to lease up available commercial space as physical touring stopped during shelter in place orders and lease decisions have been slower for prospective tenants as they re-evaluate re-entry and space plans. New gross leasing square footage for the 2020 Quarter declined by 38% and 99% for office and retail space, respectively, compared to the 2019 Quarter. As of June 30, 2020, we had approximately 420,000 square feet of vacant commercial space and approximately 140,000 square feet of commercial lease expirations scheduled for the remainder of 2020. For our multifamily properties, we expect the economic disruptions caused by the COVID-19 pandemic to limit our ability to increase rental rates for the foreseeable future. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio.

We expect the COVID-19 outbreak will continue to affect our financial condition and results of operations going forward, including but not limited to, real estate rental revenues, credit losses and leasing activity. Given our concentration in a single region, the Washington metro region, our entire portfolio could be impacted for the foreseeable future by quarantines, "shelter-in-place" rules and various other restrictions imposed or re-imposed in response to a surge in COVID-19 cases. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

New legislation was enacted during the 2020 Period to provide relief to businesses in response to the COVID-19 pandemic. We continue to evaluate the relief options available, such as the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”), as well as other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the relief options contain restrictions on future business activities, including ability to repurchase shares and pay dividends that require careful evaluation and consideration. We will continue to assess these options and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve. The legislation did not have a material impact on our results of operations for the 2020 Quarter or 2020 Period.

Operating Results

Net (loss) income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net (loss) income attributable to the controlling interests	$(5,406)	$987	$(6,393)	(647.7)%
NOI (1)	45,985	48,686	(2,701)	(5.5)%
NAREIT FFO (2)	$31,732	$37,454	$(5,722)	(15.3)%
______________________________
(1) See page 31 of the MD&A for a reconciliation of NOI to net income.
(2) See page 41 of the MD&A for a reconciliation of NAREIT FFO to net income.

The decrease in net income attributable to the controlling interests is primarily due to lower income from discontinued operations ($7.2 million), higher loss on sale of real estate ($6.5 million), lower NOI ($2.7 million) and loss on extinguishment of debt ($0.2 million), partially offset by lower interest expense ($6.5 million), lower depreciation and amortization ($3.4 million) and lower general and administrative expenses ($0.2 million) in the 2020 Quarter.

The lower NOI is primarily due to the sales of 1776 G Street ($2.2 million) and Quantico Corporate Center ($0.9 million) during 2019 and John Marshall II ($0.9 million) during the 2020 Quarter and lower NOI from same-store properties ($1.8 million) partially offset by the acquisitions of seven suburban Class B apartment communities in northern Virginia and Montgomery County, Maryland (“Assembly Portfolio”), and Cascade at Landmark ($3.2 million) during 2019. The lower same-store NOI is explained in further detail beginning on page 28 (Results of Operations - 2020 Quarter Compared to 2019 Quarter). Same-store ending occupancy decreased to 90.0% as of June 30, 2020 from 92.2% as of June 30, 2019, due to lower occupancy across the portfolio.

The lower NAREIT FFO is primarily attributable to lower income from discontinued operations net of depreciation and amortization ($9.5 million) and lower NOI ($2.7 million), partially offset by lower interest expense ($6.5 million).

Investment and Financing Activity

Significant investment and financing transactions during the 2020 Period included the following:

•The prepayment of the $45.6 million mortgage note secured by Yale West, which was scheduled to mature in 2052. As a result of the transaction, we recognized a gain on extinguishment of debt of $0.5 million related to the write-off of an unamortized mortgage premium of $1.4 million, partially offset by a prepayment penalty of $0.9 million.
•The disposition of John Marshall II, a 223,000 square foot office property in Tysons, Virginia, for a contract sales price of $57.0 million. As a result of this transaction, we recognized a loss on sale of real estate of $6.9 million.
•The prepayment of the $250.0 million of 4.95% Senior Notes without penalty using borrowings from our Revolving Credit Facility.

•The execution of the one-year, $150.0 million 2020 Term Loan, maturing on May 5, 2021 with a one-year extension option. The 2020 Term Loan bears interest at LIBOR + 1.50%, which margin is subject to change based on our credit ratings, with a 0.50% floor for the LIBOR rate. We used the proceeds to repay borrowings under our Revolving Credit Facility.

As of June 30, 2020, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of July 27, 2020, our Revolving Credit Facility has a borrowing capacity of $496.0 million.

Capital Requirements

As described in the preceding section, during the 2020 Period we prepaid the mortgage note payable secured by Yale West. Following this prepayment, we have no mortgage notes.

We have no remaining debt maturities in 2020. We expect to have additional capital requirements as set forth on page 31 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2020 Quarter and 2020 Period and 2019 Quarter and 2019 Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2020 and 2019 (see note 3 to the consolidated financial statements). Additionally, the COVID-19 pandemic adversely impacted our operating results for the 2020 Quarter, and we expect that the COVID-19 outbreak will continue to adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed under “Risk Factors.”
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

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		Consolidated
	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Real estate rental revenue	$60,998	$64,545	$(3,547)	(5.5)%	$11,276	$5,453	$214	$—	$382	$6,822	$72,870	$76,820	$(3,950)	(5.1)%
Real estate expenses	21,800	23,518	(1,718)	(7.3)%	4,625	2,047	304	—	156	2,569	26,885	28,134	(1,249)	(4.4)%
NOI	$39,198	$41,027	$(1,829)	(4.5)%	$6,651	$3,406	$(90)	$—	$226	$4,253	$45,985	$48,686	$(2,701)	(5.5)%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(29,599)	(33,044)	3,445	(10.4)%
General and administrative expenses											(5,296)	(5,535)	239	(4.3)%
Loss on sale of real estate											(7,539)	(1,046)	(6,493)	620.7%
Interest expense											(8,751)	(15,252)	6,501	(42.6)%
Loss on extinguishment of debt											(206)	—	(206)
Discontinued operations (4):
Income from properties sold or held for sale											—	7,178	(7,178)	(100.0)%
Net (loss) income											(5,406)	987	(6,393)	(647.7)%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net (loss) income attributable to the controlling interests											$(5,406)	$987	$(6,393)	(647.7)%
 ______________________________
(1)Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark

(2)Development/redevelopment:
Multifamily - The Trove

(3)Sold (classified as continuing operations):
2020 Office - John Marshall II
2019 Office - Quantico Corporate Center and 1776 G Street

(4)Discontinued operations:
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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Multifamily	$24,548	$24,434	$114	0.5%
Office	32,532	35,239	(2,707)	(7.7)%
Other	3,918	4,872	(954)	(19.6)%
Total same-store real estate rental revenue	$60,998	$64,545	$(3,547)	(5.5)%
•Multifamily: Increase primarily due to higher rental revenue ($0.3 million) caused by higher rental rates, partially offset by waived fees ($0.1 million) and higher credit losses ($0.1 million) related to the COVID-19 pandemic.
•Office: Decrease primarily due to lower parking income ($0.9 million), lower termination fees ($0.8 million), lower rental revenue ($0.4 million), higher credit losses ($0.4 million) and lower recoveries ($0.3 million), partially offset by higher specialty leasing ($0.2 million). The lower parking income and higher credit losses were primarily due to the COVID-19 pandemic.

Real estate rental revenue from acquisitions increased due to the acquisitions of Assembly Portfolio ($4.2 million) during the 2019 Quarter and Cascade at Landmark ($1.6 million) during the third quarter of 2019.

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of 1776 G Street ($3.5 million) during the fourth quarter of 2019, Quantico Corporate Center ($1.4 million) during the second quarter of 2019 and John Marshall II ($1.5 million) during the 2020 Quarter.

Ending occupancy for properties classified as continuing operations by segment for the 2020 Quarter and 2019 Quarter was as follows:

	June 30, 2020			June 30, 2019			(Decrease) increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	93.8%	83.7%	89.8%	95.2%	95.4%	95.3%	(1.4)%	(11.7)%	(5.5)%
Office	86.8%	N/A	86.8%	89.2%	100.0%	90.7%	(2.4)%	N/A	(3.9)%
Other	84.0%	N/A	84.0%	88.7%	N/A	88.7%	(4.7)%	N/A	(4.7)%
Total	90.0%	83.7%	89.4%	92.2%	96.3%	93.2%	(2.2)%	(12.6)%	(3.8)%

•Multifamily: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at The Ashby, 3801 Connecticut Avenue, The Maxwell and The Paramount, partially offset by higher ending occupancy at The Kenmore.
•Office: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at 1220 19th Street, 515 King Street, 1775 Eye Street and Fairgate at Ballston, partially offset by higher ending occupancy at Watergate 600.

During the 2020 Quarter, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	35	$53.82	7.9%	$61.83	6.0
 ______________________________
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2020 Quarter and 2019 Quarter were 36.9% and 36.6%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Multifamily	$9,181	$9,179	$2	—%
Office	11,361	12,996	(1,635)	(12.6)%
Other	1,258	1,343	(85)	(6.3)%
Total same-store real estate expenses	$21,800	$23,518	$(1,718)	(7.3)%

•Multifamily: Increase primarily due to higher real estate taxes ($0.1 million), partially offset by lower repairs and maintenance ($0.1 million) expenses.
•Office: Decrease primarily due to lower utilities ($0.7 million), lower contract maintenance ($0.5 million) and lower administrative ($0.4 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the amortization of intangible lease assets at the Assembly Portfolio ($2.8 million) in 2019 and the dispositions of John Marshall II ($0.8 million), 1776 G Street ($0.7 million) and Quantico Corporate Center ($0.2 million), and by lower depreciation and amortization at same-store properties ($0.3 million). These decreases were partially offset by the acquisition of Cascade at Landmark ($0.6 million) and placing into service a portion of The Trove development ($0.7 million).
General and administrative expenses: Decrease primarily due to lower short-term incentive compensation ($0.8 million), partially offset by the reversal of a tax liability related to a prior acquisition ($0.7 million) during the 2019 Quarter.

Loss on sale of real estate: The loss during 2020 Quarter is due to the sale of John Marshall II. The loss during 2019 Quarter is due to the sale of Quantico Corporate Center.

Interest Expense: Interest expense by debt type for the three months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2020	2019	$ Change	% Change
Notes payable	$7,562	$13,168	$(5,606)	(42.6)%
Mortgage notes payable	—	519	(519)	(100.0)%
Line of credit	1,725	2,354	(629)	(26.7)%
Capitalized interest	(536)	(789)	253	(32.1)%
Total	$8,751	$15,252	$(6,501)	(42.6)%

•Notes payable: Decrease primarily due to prepayment of the $250.0 million of 4.95% Senior Notes in April 2020 and executing a six-month $450.0 million 2019 Term Loan in April 2019 which was repaid in the third quarter of 2019, partially offset by a new $150.0 million 2020 Term Loan executed in May 2020.
•Mortgage notes payable: Decrease due to repayments of the mortgage note secured by Olney Village Center in July 2019 and the mortgage note secured by Yale West Apartments in January 2020.
•Line of credit: Decrease primarily due to weighted average interest rate of 1.5% during the 2020 Quarter, as compared to 3.5% during the 2019 Quarter. The impact of the lower weighted average interest rate was partially offset by higher weighted average borrowings of $269.1 million in 2020 Quarter, as compared to $190.8 million during the 2019 Quarter.
•Capitalized interest: Decrease primarily due to placing into service assets at The Trove, the multifamily development adjacent to The Wellington.

Loss on extinguishment of debt: We recognized a $0.2 million loss on extinguishment of debt during the 2020 Quarter related to the prepayment of the $250.0 million of 4.95% Senior Notes that were scheduled to mature in October 2020.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during the third quarter of 2019.

2020 Period Compared to 2019 Period

The following tables reconcile NOI to net income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2020 Period compared to the 2019 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Real estate rental revenue	$124,527	$129,198	$(4,671)	(3.6)%	$22,713	$5,453	$251	$—	$2,171	$13,603	$149,662	$148,254	$1,408	0.9%
Real estate expenses	44,998	47,193	(2,195)	(4.7)%	9,136	2,047	551	—	839	5,037	55,524	54,277	1,247	2.3%
NOI	$79,529	$82,005	$(2,476)	(3.0)%	$13,577	$3,406	$(300)	$—	$1,332	$8,566	$94,138	$93,977	$161	0.2%
Reconciliation to net income attributable to the controlling interests:
Depreciation and amortization											(59,319)	(60,101)	782	(1.3)%
General and administrative expenses											(11,633)	(13,342)	1,709	(12.8)%
Real estate impairment											—	(8,374)	8,374	(100.0)%
Loss on sale of real estate											(7,539)	(1,046)	(6,493)	620.7%
Interest expense											(19,596)	(27,748)	8,152	(29.4)%
Gain on extinguishment of debt											262	—	262
Discontinued operations (4):
Income from properties sold or held for sale											—	13,216	(13,216)	(100.0)%
Net loss											(3,687)	(3,418)	(269)	7.9%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net loss attributable to the controlling interests											$(3,687)	$(3,418)	$(269)	7.9%
(1)Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark

(2)Development/redevelopment:
Multifamily – The Trove

(3)Sold (classified as continuing operations):
2020 Office - John Marshall II
2019 Office - Quantico Corporate Center and 1776 G Street

(4)Discontinued operations:
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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Multifamily	$49,652	$48,769	$883	1.8%
Office	66,413	70,751	(4,338)	(6.1)%
Other	8,462	9,678	(1,216)	(12.6)%
Total same-store real estate rental revenue	$124,527	$129,198	$(4,671)	(3.6)%

•Multifamily: Increase primarily due to higher rental rates ($1.0 million) and parking income ($0.1 million), partially offset by higher waived fees ($0.1 million) and credit losses ($0.1 million) related to the COVID-19 pandemic.
•Office: Decrease primarily due to lower rental income ($1.2 million) due to lease expirations at 1220 19th Street, 1227 25th Street, 1775 Eye Street and Arlington Tower, partially offset by new leases at Watergate 600, lower lease termination fees ($1.2 million), lower parking income ($0.9 million), higher credit losses ($0.9 million) and lower recoveries ($0.8 million). The lower parking income and higher credit losses are primarily due to the COVID-19 pandemic. These decreases were partially offset by higher specialty leasing ($0.4 million) and lower rent abatements ($0.2 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of the Assembly Portfolio ($14.1 million) during the 2019 Quarter and Cascade at Landmark ($3.2 million) during the third quarter of 2019.

Real estate rental revenue from sold properties classified as continuing operations decreased due to the sale of 1776 G Street ($7.0 million) during the fourth quarter of 2019, Quantico Corporate Center ($2.8 million) during the second quarter of 2019 and John Marshall II ($1.6 million) during the 2020 Quarter.

During the 2020 Period, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	124	$48.91	13.4%	$25.73	2.8
 ______________________________
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2020 Period and 2019 Period were 37.1% and 36.6%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Multifamily	$18,408	$18,649	(241)	(1.3)%
Office	23,995	25,752	(1,757)	(6.8)%
Other	2,595	2,792	(197)	(7.1)%
Total same-store real estate expenses	$44,998	$47,193	$(2,195)	(4.7)%

•Multifamily: Decrease primarily due to lower utilities ($0.3 million), repairs and maintenance ($0.1 million) and contract maintenance ($0.1 million) expenses, partially offset by higher real estate tax ($0.2 million) and insurance ($0.1 million) expenses.
•Office: Decrease primarily due to lower utilities ($0.8 million), contract maintenance ($0.5 million) and administrative ($0.4 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the dispositions of John Marshall II ($1.5 million), 1776 G Street ($1.4 million), Quantico Corporate Center ($0.8 million) and by lower depreciation and amortization at same-store properties ($1.2 million). These decreases were partially offset by the acquisitions of Assembly Portfolio ($1.9 million) and Cascade at Landmark ($1.3 million) and placing into service a portion of The Trove development ($0.9 million) during the 2020 Period.

General and administrative expenses: Decrease primarily due to severance expenses ($0.7 million) and lower payroll ($0.5 million) related to a corporate restructuring in the 2019 Period, and due to lower short term incentive compensation ($0.8 million) and lower share-based compensation ($0.6 million) in the 2020 Period, partially offset by the reversal of a transfer tax liability related to a prior year acquisition ($0.7 million).

Real estate impairment: The real estate impairment charge of $8.4 million during the first quarter of 2019 reduced the carrying value of Quantico Corporate Center to its estimated fair value (see note 3 to the consolidated financial statements).

Loss on sale of real estate: The loss during 2020 Period is due to the sale of John Marshall II. The loss during the 2019 Period is due to the sale of Quantico Corporate Center.

Gain on extinguishment of debt: We recognized a gain on extinguishment of debt $0.5 million during the first quarter of 2020 related to the prepayment of the mortgage note secured by Yale West Apartments. This was partially offset by a loss on extinguishment of debt of $0.2 million during the 2020 Quarter related to the prepayment of the $250.0 million of 4.95% Senior Notes that were scheduled to mature in October 2020.

Interest Expense: Interest expense by debt type for the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2020	2019	$ Change	% Change
Notes payable	$17,721	$23,300	$(5,579)	(23.9)%
Mortgage notes payable	172	1,040	(868)	(83.5)%
Line of credit	3,123	4,910	(1,787)	(36.4)%
Capitalized interest	(1,420)	(1,502)	82	(5.5)%
Total	$19,596	$27,748	$(8,152)	(29.4)%

•Notes payable: Decrease primarily due to prepayment of the $250.0 million of 4.95% Senior Notes in April 2020 and the execution of a six-month $450.0 million 2019 Term Loan in April 2019 that was repaid in the third quarter of 2019, partially offset by the new $150.0 million 2020 Term Loan executed in May 2020.
•Mortgage notes payable: Decrease due to repayments of the mortgage note secured by Olney Village Center in July 2019 and the mortgage note secured by Yale West Apartments in January 2020.
•Line of credit: Decrease primarily due to lower weighted average borrowings of $188.6 million and a lower weighted average interest rate of 1.8% during the 2020 Period, as compared to $200.5 million and 3.5%, respectively, during the 2019 Period.
•Capitalized interest: Decrease primarily due to placing into service assets at The Trove, the multifamily development adjacent to The Wellington. This decrease was partially offset by higher spending related to The Trove and the multifamily development adjacent to Riverside Apartments.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during third quarter of 2019.

Liquidity and Capital Resources

As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments, and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to continue to adversely impact our future operating cash flows. Such adverse impacts include the inability of some of our tenants to pay their rent on time or at all, longer lease-up periods for both anticipated and unanticipated vacancies and temporary rental rate freezes.

In April 2020, we prepaid without penalty our $250.0 million of 4.95% unsecured notes using borrowings on our Revolving Credit Facility. Following that prepayment, we have no remaining debt maturities in 2020 and $150 million of debt maturities in 2021.

In April 2020, we executed an amendment to John Marshall II purchase and sale agreement decreasing the contract sale price to $57.0 million and closed on the sale on April 21, 2020.

In May 2020, the Company closed on a one-year unsecured term loan, with a one-year extension option, in a principal amount of $150.0 million. We used the proceeds to repay borrowings under our Revolving Credit Facility. As of July 27, 2020, we had $204.0 million of borrowings outstanding on our Revolving Credit Facility, leaving $496.0 million of borrowing capacity.

Due to our remaining borrowing capacity on our Revolving Credit Facility and the fact that we do not have any debt maturities for the remainder of 2020, we believe we have adequate liquidity to meet any major capital needs and commitments for the remainder of 2020.

We believe we have the ability to raise capital through the equity, debt and credit markets, market conditions permitting. However, disruptions in these markets may negatively impact our ability to access capital. These events may also make it more difficult or costly for us to raise capital through the issuance of our securities or through private financings, and may require us to adjust our planned expenditures for the year accordingly.

In addition, we believe we have the ability to access Agency debt, such as Fannie Mae or Freddie Mac secured loans, using a part of our unencumbered multifamily portfolio, if necessary. However, there can be no assurances that such loans would be available or that they would be available on reasonable terms.

Capital Requirements

In response to the COVID-19 pandemic, we have significantly reduced our estimated capital requirements as compared to the estimates we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. We have reduced 2020 assumed capital expenditures for the balance of the year by approximately $40 million, including by deferring non-essential building restorations, some tenant improvements and leasing costs for speculative leasing, and lower multifamily renovation capital expenditures, as well as decreasing our anticipated development spending as we no longer expect to break ground on the new Riverside development this year. As of the end of the second quarter of 2020, our full-year 2020 capital requirements are currently expected to consist of the following:
•Funding dividends and distributions to our shareholders;
•Approximately $55.0 - $60.0 million to invest in our existing portfolio of operating assets, including approximately $20.0 - $25.0 million to fund tenant-related capital requirements and leasing commissions;
•Approximately $30.0 - $35.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions during 2020, offset by proceeds from potential property dispositions.

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

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2020	$—		$—		$—	—%
2021	150,000	(1)	—		150,000	2.7%
2022	450,000	(2)	—		450,000	3.3%
2023	250,000	(3)	181,000	(4)	431,000	2.2%
2024	—		—		—	—%
2025	—		—		—	—%
Thereafter	50,000		—		50,000	7.3%
Scheduled principal payments	$900,000		$181,000		$1,081,000	3.0%
Net premiums/discounts	(551)		—		(551)
Loan costs, net of amortization	(2,389)		—		(2,389)
Total	$897,060		$181,000		$1,078,060	3.0%
______________________________
(1)  WashREIT entered into interest rate swaps to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.72% all-in fixed interest rate through the term loan maturity of March 2021.
(2) Maturity date for the $150.0 million term loan of May 2022 assumes election of option for an additional one-year period.
(3) WashREIT entered into interest rate swaps to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed interest rate for $150.0 million portion of the term loan. For the remaining $100.0 million portion of the term loan, WashREIT entered into interest rate swaps to effectively fix a LIBOR plus 100 basis points floating interest rate to a 3.71% all-in fixed interest rate. The interest rates are fixed through the term loan maturity of July 2023. The 2018 Term Loan has an all-in fixed interest rate of 2.87%.
(4) Maturity date for credit facility of March 2023 assumes election of option for two additional 6-month periods.

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

Debt Covenants

Our Revolving Credit Facility contains financial and other covenants with which we must comply. Some of these covenants include:

•ratio of total debt to total asset value of not more than 0.60 to 1.00 (subject to a higher level following material acquisitions);
•ratio of adjusted EBITDA (earnings before noncontrolling interests, interest expense, income tax expense, depreciation, amortization, acquisition costs, and extraordinary, unusual or nonrecurring gains and losses) to fixed charges of not less than 1.50 to 1.00;
•ratio of secured indebtedness to total asset value of not more than 0.40 to 1.00;
•ratio of adjusted net operating income from unencumbered properties satisfying certain criteria specified in the amended and restated credit agreement (“Credit Agreement”) to interest expense on unsecured indebtedness of not less than 1.75 to 1.00; and
•ratio of unsecured indebtedness to the unencumbered pool value of properties satisfying certain criteria specified in, and valued per the terms of, the Credit Agreement of not more than 0.60 to 1.00 (subject to a higher level following material acquisitions).

Our unsecured notes contain covenants with which we must comply, including:

•A maximum ratio of 65.0% of total indebtedness to total assets;
•A maximum ratio of 40.0% of secured indebtedness to total assets;
•A minimum ratio of 1.50 of our income available for debt service payments to required debt service payments; and
•A minimum ratio of 1.50 of total unencumbered assets to total unsecured indebtedness.

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

As of June 30, 2020, we were in compliance with the covenants related to our Revolving Credit Facility and unsecured notes. We expect to be able to continue to comply with these ratios and covenants for the remainder of 2020, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if conditions worsen.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 82.3 million shares were outstanding at June 30, 2020.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the first quarter of 2020, we issued 46,500 shares under this program at a weighted average price of $31.07 for net proceeds of $1.2 million. We did not issue common shares under the Equity Distribution Agreements during the 2020 Quarter and 2019 Period.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the 2020 Quarter and 2019 Quarter and 2020 Period and 2019 Period were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common shares	6	21	41	64
Weighted average price per share	$22.68	$26.97	$26.38	$26.23
Net proceeds	$144	$576	$1,065	$1,673
Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2020, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Net cash provided by operating activities	$51,182	$60,543	$(9,361)	(15.5)%
Net cash provided by (used in) investing activities	12,131	(467,214)	479,345	102.6%
Net cash (used in) provided by financing activities	(69,463)	406,437	(475,900)	(117.1)%

Net cash provided by operating activities decreased primarily due to the sales of the Retail Portfolio, Quantico Corporate Center and 1776 G Street during the 2019 Period.

Net cash provided by investing activities increased primarily due to the acquisition of the Assembly Portfolio during the 2019 Quarter.

Net cash used in financing activities increased primarily due to the prepayment of the 2020 Senior Notes during the 2020 Quarter and higher proceeds from the 2019 Term Loan in the 2019 Quarter, partially offset by higher net borrowings on the Revolving Credit Facility in the 2020 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2020 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(5,406)	$987	$(3,687)	$(3,418)
Adjustments:
Depreciation and amortization	29,599	33,044	59,319	60,101
Real estate impairment	—	—	—	8,374
Loss on sale of depreciable real estate	7,539	1,046	7,539	1,046
Discontinued operations:
Depreciation and amortization	—	2,377	—	4,867
NAREIT FFO	$31,732	$37,454	$63,171	$70,970

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended June 30, 2020. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on June 30, 2020 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)(2)
Principal (3)	$—	$150,000	$450,000	$250,000	$—	$50,000	$900,000	$919,929
Interest payments	$14,864	$26,665	$23,894	$7,807	$3,625	$12,688	$89,543
Interest rate on debt maturities	—%	2.7%	3.3%	2.9%	—%	7.3%	3.0%
Unsecured variable rate debt (4)
Principal	$—	$—	$—	$181,000	$—	$—	$181,000	$181,000
Variable interest rate on debt maturities				1.2%			1.2%
______________________________
(1)  Includes $150.0 million and $250.0 million term loans with floating interest rates. The interest rates on the $150.0 million and $250.0 million term loans are effectively fixed by interest rate swap arrangements at 2.7% and 2.9%, respectively.
(2) Maturity date for the $150.0 million term loan of May 2022 assumes election of option for an additional one-year period.
(3) In April 2020, WashREIT prepaid without penalty the $250.0 million of 4.95% Senior Notes that were scheduled to mature in October 2020 using borrowings on our Revolving Credit Facility.
(4) Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2020 and December 31, 2019 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2020	December 31, 2019
$75,000	1.619%	One-Month USD-LIBOR	10/15/2015	3/15/2021	$(775)	$(28)
75,000	1.626%	One-Month USD-LIBOR	10/15/2015	3/15/2021	(778)	(34)
100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(3,247)	1,218
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(1,627)	607
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,876)	(917)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,876)	(915)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,876)	(917)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,876)	(915)
50,000	1.680%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	(5,242)	844
50,000	1.680%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	(5,242)	844
50,000	1.718%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	(5,059)	1,018
50,000	1.718%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	(5,059)	1,018
$600,000					$(34,533)	$1,823

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

The COVID-19 pandemic has had and continues to have, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the Washington metro region, where we own properties and have development sites) have also instituted quarantines, "shelter in place" rules, and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside the Washington metro region, directly or indirectly. A number of our commercial tenants have announced temporary closures of their offices or stores and requested rent deferral or rent abatement during this pandemic. In addition, jurisdictions in the Washington metro region have implemented or may implement rent freezes or other similar restrictions. The full extent of the impacts on our business are largely uncertain and dependent on a number of factors beyond our control, including a potential increase in the number of cases in the Washington metro region.

The COVID-19 outbreak has caused and continues to cause severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. COVID-19 has disrupted our business and is expected to continue to have a significant adverse effect on our business, financial performance and condition, operating results and cash flows due to, among other factors:

•a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent freezes impacting new and renewal rental rates on multifamily properties, longer lease-up periods for both anticipated and unanticipated vacancies, including as a result of a shift from physical to virtual tours, lower revenue recognized as a result of waiving late fees and a reduction in parking revenue, as well as our tenants’ ability and willingness to pay rent, our ability to continue to collect rents, on a timely basis or at all (for example, 3% of cash rents in our office portfolio, 28% of cash rents in our retail portfolio and 1% of cash rents in our multifamily portfolio were uncollected during the 2020 Quarter, as of July 22, 2020), and increased credit losses;
•a complete or partial closure of one or more of our properties resulting from government or tenant action (as of July 27, 2020, our commercial properties are operating on a limited basis pursuant to local government orders, except for essential businesses);
•reductions in demand for commercial space in the Washington, D.C. metropolitan area and the inability to provide physical tours of either our commercial and multifamily spaces may result in our inability to renew leases, re-lease space as leases expire, or lease vacant space, particularly without concessions, or a decline in rental rates on new leases, particularly at our retail assets (approximately 5% of our office leases and 2% of our other leases are scheduled to expire in 2020);

•the inability of one or more major tenants to pay rent, or the bankruptcy or insolvency of one or more major tenants, due to a downturn in its business or a weakening of its financial condition related to the pandemic;
•the inability to decrease certain fixed expenses at our properties despite decreased operations at such properties;
•the inability of our third-party service providers to adequately perform their property management and/or leasing activities at our properties due to decreased on-site staff;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions, which may affect our access to capital and our commercial tenants' ability to fund their business operations and meet their obligations to us;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of debt agreements;
•a decline in the market value of real estate in the Washington, D.C. region may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;
•future delays in the supply of products or services may negatively impact our ability to complete the development, redevelopment, renovations and lease-up of our buildings on schedule or for their original estimated cost;
•loss of cash balances that we periodically invest in a variety of short-term investments in order to preserve principal and maintain a high degree of liquidity while providing current income could result in a lower level of liquidity;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or change the complexion of our portfolio of properties;
•our insurance may not cover loss of revenue or other expenses resulting from the pandemic and related shelter-in-place rules;
•unanticipated costs and operating expenses and decreased anticipated revenue related to compliance with regulations, such as additional expenses related to staff working remotely, requirements to provide employees with additional mandatory paid time off and increased expenses related to sanitation measures performed at each of our properties, as well as additional expenses incurred to protect the welfare of our employees, such as expanded access to health services;
•the potential for one or more members of our senior management team to become sick with COVID-19 and the loss of such services could adversely affect our business
•the increased vulnerability to cyber-attacks or cyber intrusions while employees are working remotely has the potential to disrupt our operations or cause material harm to our financial condition; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

The significance, extent and duration of the impact of COVID-19 remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as a potential increase in cases in the Washington metro region, the continued severity, duration, transmission rate and geographic spread of COVID-19, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in the Washington metro region, once the current containment measures are lifted.

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
DATE: July 29, 2020