Form 10-Q
period 2020-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2020-10-30
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 28, 2020, 82,372,383 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2019 included in Washington Real Estate Investment Trust’s 2019 Annual Report on Form 10-K, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Land	$574,025	$566,807
Income producing property	2,497,017	2,392,415
	3,071,042	2,959,222
Accumulated depreciation and amortization	(772,482)	(693,610)
Net income producing property	2,298,560	2,265,612
Properties under development or held for future development	77,481	124,193
Total real estate held for investment, net	2,376,041	2,389,805
Investment in real estate held for sale, net	—	57,028
Cash and cash equivalents	3,814	12,939
Restricted cash	615	1,812
Rents and other receivables	67,628	65,259
Prepaid expenses and other assets	84,174	95,149
Other assets related to properties held for sale	—	6,336
Total assets	$2,532,272	$2,628,328
Liabilities
Notes payable, net	$897,443	$996,722
Mortgage notes payable, net	—	47,074
Line of credit	186,000	56,000
Accounts payable and other liabilities	99,388	71,136
Dividend payable	24,767	24,668
Advance rents	6,979	9,353
Tenant security deposits	10,580	10,595
Other liabilities related to properties held for sale	—	718
Total liabilities	1,225,157	1,216,266
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 100,000 shares authorized; 82,351 and 82,099 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	824	821
Additional paid in capital	1,601,160	1,592,487
Distributions in excess of net income	(262,435)	(183,405)
Accumulated other comprehensive (loss) income	(32,759)	1,823
Total shareholders’ equity	1,306,790	1,411,726
Noncontrolling interests in subsidiaries	325	336
Total equity	1,307,115	1,412,062
Total liabilities and equity	$2,532,272	$2,628,328

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Real estate rental revenue	$73,227	$80,259	$222,889	$228,513
Expenses
Real estate expenses	28,672	30,692	84,196	84,969
Depreciation and amortization	30,470	37,340	89,789	97,441
General and administrative expenses	6,330	6,461	17,963	19,803
Real estate impairment	—	—	—	8,374
	65,472	74,493	191,948	210,587
Loss on sale of real estate	—	—	(7,539)	(1,046)
Real estate operating income	7,755	5,766	23,402	16,880
Other income (expense)
Interest expense	(8,711)	(14,198)	(28,307)	(41,946)
Gain on extinguishment of debt	—	—	262	—
	(8,711)	(14,198)	(28,045)	(41,946)
Loss from continuing operations	(956)	(8,432)	(4,643)	(25,066)
Discontinued operations:
Income from operations of properties sold or held for sale	—	2,942	—	16,158
Gain on sale of real estate	—	339,024	—	339,024
Loss on extinguishment of debt	—	(764)	—	(764)
Income from discontinued operations	—	341,202	—	354,418
Net (loss) income	(956)	332,770	(4,643)	329,352
Less: Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—
Net (loss) income attributable to the controlling interests	$(956)	$332,770	$(4,643)	$329,352

Basic net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.01)	$(0.10)	$(0.06)	$(0.31)
Discontinued operations	—	4.24	—	4.41
Net (loss) income attributable to the controlling interests per share (1)	$(0.01)	$4.14	$(0.06)	$4.10

Diluted net (loss) income attributable to the controlling interests per share:
Continuing operations	$(0.01)	$(0.10)	$(0.06)	$(0.31)
Discontinued operations	—	4.24	—	4.41
Net (loss) income attributable to the controlling interests per share (1)	$(0.01)	$4.14	$(0.06)	$4.10
Weighted average shares outstanding – basic	82,186	79,981	82,142	79,933
Weighted average shares outstanding – diluted	82,186	79,981	82,142	79,933
Dividends declared per share	$0.30	$0.30	$0.90	$0.90
______________________________
(1)    Earnings per share may not sum due to rounding

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(956)	$332,770	$(4,643)	$329,352
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	1,774	(2,387)	(34,582)	(13,498)
Comprehensive income (loss)	818	330,383	(39,225)	315,854
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to the controlling interests	$818	$330,383	$(39,225)	$315,854

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
Net loss attributable to the controlling interests	—	—	—	(4,643)	—	(4,643)	—	(4,643)
Unrealized loss on interest rate hedges	—	—	—	—	(34,582)	(34,582)	—	(34,582)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Dividends	—	—	—	(74,387)	—	(74,387)	—	(74,387)
Equity issuances, net of issuance costs	46	1	1,241	—	—	1,242	—	1,242
Shares issued under Dividend Reinvestment Program	64	1	1,580	—	—	1,581	—	1,581
Share grants, net of forfeitures and tax withholdings	142	1	5,852	—	—	5,853	—	5,853
Balance, September 30, 2020	82,351	$824	$1,601,160	$(262,435)	$(32,759)	$1,306,790	$325	$1,307,115

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle	—	—	—	(906)	—	(906)	—	(906)
Net income attributable to the controlling interests	—	—	—	329,352	—	329,352	—	329,352
Unrealized loss on interest rate hedges	—	—	—	—	(13,498)	(13,498)	—	(13,498)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends	—	—	—	(72,339)	—	(72,339)	—	(72,339)
Equity issuances, net of issuance costs	145	2	3,679	—	—	3,681	—	3,681
Shares issued under Dividend Reinvestment Program	128	1	3,429	—	—	3,430	—	3,430
Share grants, net of forfeitures and tax withholdings	109	1	6,052	—	—	6,053	—	6,053
Balance, September 30, 2019	80,292	$803	$1,539,734	$(212,978)	$(3,659)	$1,323,900	$343	$1,324,243

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2020	82,327	$823	$1,598,620	$(236,673)	$(34,533)	$1,328,237	$329	$1,328,566
Net loss attributable to the controlling interests	—	—	—	(956)	—	(956)	—	(956)
Unrealized gain on interest rate hedges	—	—	—	—	1,774	1,774	—	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	(24,806)	—	(24,806)	—	(24,806)
Equity offerings, net of issuance costs	—	—	—	—	—	—	—	—
Shares issued under Dividend Reinvestment Program	23	1	515	—	—	516	—	516
Share grants, net of forfeitures and tax withholdings	1	—	2,025	—	—	2,025	—	2,025
Balance, September 30, 2020	82,351	$824	$1,601,160	$(262,435)	$(32,759)	$1,306,790	$325	$1,307,115

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2019	80,082	$801	$1,532,497	$(521,661)	$(1,272)	$1,010,365	$343	$1,010,708
Net income attributable to the controlling interests	—	—	—	332,770	—	332,770	—	332,770
Unrealized loss on interest rate hedges	—	—	—	—	(2,387)	(2,387)	—	(2,387)
Dividends	—	—	—	(24,087)	—	(24,087)	—	(24,087)
Equity issuances, net of issuance costs	145	2	3,679	—	—	3,681	—	3,681
Shares issued under Dividend Reinvestment Program	64	—	1,757	—	—	1,757	—	1,757
Share grants, net of forfeitures and tax withholdings	1	—	1,801	—	—	1,801	—	1,801
Balance, September 30, 2019	80,292	$803	$1,539,734	$(212,978)	$(3,659)	$1,323,900	$343	$1,324,243

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(4,643)	$329,352
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,789	102,367
Credit losses (gains) on lease related receivables	3,271	(45)
Real estate impairment	—	8,374
Loss (gain) on sale of real estate	7,539	(337,978)
Share-based compensation expense	5,901	6,265
Amortization of debt premiums, discounts and related financing costs	2,036	2,632
(Gain) loss on extinguishment of debt	(262)	764
Changes in operating other assets	(11,566)	(12,353)
Changes in operating other liabilities	(7,841)	(8,098)
Net cash provided by operating activities	84,224	91,280
Cash flows from investing activities
Real estate acquisitions, net	—	(528,588)
Net cash received for sale of real estate	56,353	582,551
Capital improvements to real estate	(38,490)	(30,588)
Development in progress	(23,454)	(26,884)
Non-real estate capital improvements	(196)	(317)
Net cash used in investing activities	(5,787)	(3,826)
Cash flows from financing activities
Line of credit borrowings, net	130,000	23,000
Dividends paid	(74,285)	(96,361)
Principal payments – mortgage notes payable	(46,567)	(12,596)
Repayments of unsecured notes payable	(250,000)	(450,000)
Proceeds from term loan	150,000	450,000
Payment of financing costs	(567)	(1,219)
Distributions to noncontrolling interests	(11)	(8)
Proceeds from dividend reinvestment program	1,581	3,430
Net proceeds from equity issuances	1,240	3,681
Payment of tax withholdings for restricted share awards	(150)	(512)
Net cash used in financing activities	(88,759)	(80,585)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,322)	6,869
Cash, cash equivalents and restricted cash at beginning of period	14,751	7,640
Cash, cash equivalents and restricted cash at end of period	$4,429	$14,509

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$27,386	$34,481
Change in accrued capital improvements and development costs	4,147	13,638

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,814	$12,931
Restricted cash	615	1,578
Cash, cash equivalents and restricted cash	$4,429	$14,509

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both September 30, 2020 and December 31, 2019, our TRSs had a deferred tax asset of $1.4 million that was fully reserved. As of both September 30, 2020 and December 31, 2019, we had deferred state and local tax liabilities of $0.6 million. These deferred tax liabilities are recorded in Accounts payable and other liabilities on our consolidated balance sheets and are primarily related to temporary differences in the timing of the recognition of revenue, depreciation and amortization.

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

COVID-19 Lease Modification Accounting Relief

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question-and-answer document (“Q&A”) that addresses their belief that the guidance on lease modifications in GAAP does not contemplate concessions being executed as rapidly as they were executed as a result of the major financial crisis arising from the COVID-19 pandemic. Under ASC 842, Leases, we evaluate, on a lease by lease basis, if a lease concession is the result of a new arrangement reached with the tenant, which could result in lease modification accounting, or if a lease concession is contemplated in the existing lease agreement, which is precluded from lease modification accounting. In the Q&A, the staff stated that entities may elect to not evaluate whether a concession provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification. This election must be applied consistently to leases with similar characteristics and circumstances. The election permits entities, if certain criteria are met, to account for concessions as if they were contemplated in the existing contract (and accounted for as a negative variable rental revenue) or evaluate the lease concessions for lease modification accounting. We have elected to utilize the relief provided by the FASB staff. This election did not have a material impact on our consolidated financial statements as of September 30, 2020, and we do not expect material impacts in future periods.

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

Within these notes to the financial statements, we refer to the three months ended September 30, 2020 and September 30, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively, and the nine months ended September 30, 2020 and September 30, 2019 as the “2020 Period” and the “2019 Period,” respectively.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following properties during the 2019 Period:

Acquisition Date	Property Name	Property Type	# of Units (unaudited)	Contract Purchase Price (in thousands)
April 30, 2019	Assembly Portfolio - Virginia (1)	Multifamily	1,685	$379,100
June 27, 2019	Assembly Portfolio - Maryland (2)	Multifamily	428	82,070
July 23, 2019	Cascade at Landmark	Multifamily	277	69,750
		Total 2019	2,390	$530,920
______________________________

(1)     Consists of Assembly Alexandria, Assembly Manassas, Assembly Dulles, Assembly Leesburg and Assembly Herndon.
(2)     Consists of Assembly Germantown and Assembly Watkins Mill. The Assembly Portfolio - Virginia and Assembly Portfolio - Maryland properties are collectively the “Assembly Portfolio.”

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of September 30, 2020, we have invested $130.9 million, including the cost of acquired land, in Trove, a 401-unit multifamily development adjacent to The Wellington. During the 2020 Period, we substantially completed major construction activities for Trove’s base building and garage and delivered 205 units. As of September 30, 2020, we have placed into service assets totaling $83.6 million. We have also invested $28.2 million, including the cost of acquired land, in a multifamily development adjacent to Riverside Apartments. In addition, in our multifamily and office segments, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to get each project ready for its intended use.

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

References to the “Retail Portfolio” include the Shopping Center Portfolio, Frederick Crossing, Frederick County Square and Centre at Hagerstown. The disposition of the Retail Portfolio represented a strategic shift that had a major effect on our financial results and we accordingly reported the Retail Portfolio as discontinued operations. The Retail Portfolio represented a majority of our retail assets by net operating income and following its sale, we determined that our retail line of business was no longer a reportable segment.

In October 2019, we renewed and extended our lease with the World Bank at 1776 G Street NW, an office property in Washington, DC, through December 31, 2025. In December 2019, we sold the property to the World Bank for a contract sale price of $129.5 million, recognizing a gain on sale of real estate of $61.0 million.

In December 2019, we executed a purchase and sale agreement to sell John Marshall II for a contract sale price of $63.4 million. Upon execution of the purchase and sale agreement, the property met the criteria for classification as held for sale. In April 2020, we executed an amendment to the purchase and sale agreement which decreased the contract sale price to $57.0 million and closed on the sale on April 21, 2020, recognizing a loss on sale of real estate of $6.9 million.

As of September 30, 2020, we assessed certain properties for impairment and did not recognize any impairment charges during the 2020 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of September 30, 2020. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Real estate rental revenue	$4,126	$28,200
Real estate expenses	(1,095)	(6,803)
Depreciation and amortization	(59)	(4,926)
Interest expense	(30)	(313)
Loss on extinguishment of debt	(764)	(764)
Gain on sale of real estate	339,024	339,024
Income from discontinued operations	$341,202	$354,418

Basic net income per share	$4.24	$4.41
Diluted net income per share	$4.24	$4.41

Capital expenditures	$—	$809

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessor

    Future Minimum Rental Income

As of September 30, 2020, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

2020	$34,386
2021	135,462
2022	122,421
2023	105,347
2024	92,120
Thereafter	327,560
$817,296

Leasing as a Lessee

2000 M Street, an office property in Washington, DC, is subject to an operating ground lease with a remaining term of 51 years. Rental payments under this lease are subject to percentage rent variable payments, which are not included as part of our measurement of straight-line rental expense. We recognized straight-line rental expense of $0.1 million during each of the 2020 Quarter and 2019 Quarter and $0.2 million for each of the 2020 Period and 2019 Period, respectively. We recognized variable rental payments of $0.2 million during each of the 2020 Quarter and 2019 Quarter and $0.7 million during each of the 2020 Period and 2019 Period, respectively.

We recognized a right of use asset (included in Income producing property) and lease liability (included in Accounts payable and other liabilities) of $4.2 million. We used a discount rate of approximately 5.9%, which was derived from our assessment of securitized rates for similar assets and credit quality. We recognized $0.1 million of right-of-use and lease liability amortization during each of the 2020 Quarter and 2019 Quarter and $0.2 million for each of the 2020 Period and 2019 Period, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on our operating ground lease as of September 30, 2020 and a reconciliation of those cash flows to the operating lease liability as of September 30, 2020 (in thousands):

2020	$65
2021	260
2022	260
2023	260
2024	260
Thereafter	11,895
13,000
Imputed interest	(9,210)
Lease liability	$3,790

NOTE 5: MORTGAGE NOTES PAYABLE

In January 2020, we prepaid the $45.6 million mortgage note secured by Yale West, which was scheduled to mature in 2052. As a result of the transaction, we recognized a gain on extinguishment of debt of $0.5 million related to the write-off of an unamortized mortgage premium of $1.4 million, partially offset by a prepayment penalty of $0.9 million. Following this repayment, we have no outstanding mortgage notes.

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of September 30, 2020, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 0.15% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2020 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(186,000)
Unused and available	$514,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2020 Period as follows (in thousands):

Balance at December 31, 2019	$56,000
Borrowings	399,000
Repayments	(269,000)
Balance at September 30, 2020	$186,000

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

On September 29, 2020, we entered into a note purchase agreement to issue $350.0 million aggregate principal amount of 3.44% senior unsecured 10-year notes payable (the “Green Bonds”). The effective interest rate under the Green Bonds, including amortization of the associated interest rate swaps (see note 8), is 4.09%. The closing and funding of the Green Bonds is expected to occur no later than December 29, 2020, with the ability for such closing and funding to occur earlier upon our election, in each case, subject to the satisfaction of standard closing conditions. We incurred $2.5 million of debt issuance costs associated with the Green Bonds which are recorded within Prepaid expenses and other assets on our consolidated balance sheets. Subsequent to the closing and funding of the Green Bonds, the debt issuance costs will be reported on our consolidated balance sheets as an offset to their related debt. The Green Bonds will be senior unsecured obligations of WashREIT and will rank equal in right to payment with all other senior unsecured indebtedness of WashREIT.

We intend to use the proceeds of the sale of the Green Bonds to finance or refinance recently completed and future green building and energy efficiency, sustainable water and wastewater management and renewable energy projects (“Eligible Green Projects”) and, pending allocation to such Eligible Green Projects, such net proceeds may be used to repay borrowings outstanding on the Revolving Credit Facility or term loans and may be held in Cash and cash equivalents on our consolidated balance sheets.

The note purchase agreement contains customary financial covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unencumbered leverage ratio. The note purchase agreement also contains restrictive covenants that, among other things, restrict the ability of WashREIT and its subsidiaries to enter into transactions with affiliates, consolidate or merge or transfer or lease all or substantially all of its assets, create liens, make dividends and distributions if an event of default exists, or substantially change the general nature of our business. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in our amended and restated credit agreement and 2020 Term Loan.

The note purchase agreement also contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of certain covenants and bankruptcy events. In the case of an event of default, we will generally be prohibited from paying any dividends, subject to certain exceptions including payment of dividends necessary to maintain REIT status, and the Purchasers may, among other remedies, accelerate the payment of all obligations. In the event of a change in control of WashREIT, we must offer to prepay the Green Bonds at par.

NOTE 8: DERIVATIVE INSTRUMENTS

On September 15, 2015, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2015 Term Loan to an all-in fixed interest rate of 2.72% starting on October 15, 2015 and extending until the maturity of the 2015 Term Loan on March 15, 2021.

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

In November 2019, we entered into four forward interest rate swap arrangements, each effective as of April 1, 2020 (“Forward Swaps”) with a total notional amount of $200.0 million to reduce our exposure to adverse fluctuations in interest rates on future fixed-rate debt to replace all $250.0 million of our 4.95% 10-year unsecured notes that were scheduled to mature in October 2020. In April 2020, we used borrowings from our Revolving Credit Facility to prepay all $250.0 million of our 4.95% 10-year unsecured notes without penalty. In September 2020, in conjunction with the entry into the note purchase agreement to issue the Green Bonds (see note 7), we terminated the Forward Swaps. At the time of termination, the Forward Swaps had a liability fair value of $20.4 million, which will be amortized as interest expense over the 10-year term of the Green Bonds. On October 2, 2020, we paid the $20.4 million liability associated with the termination of the Forward Swaps.

The interest rate swaps qualify as cash flow hedges and are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the total change in fair value of the interest rate swap arrangements associated with our cash flow hedges in other comprehensive income (loss). The resulting unrealized gain or loss on interest rate hedges was the only activity in other comprehensive income (loss) during the periods presented in our consolidated financial statements. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The cash flow hedges were highly effective for all periods presented.
The fair values of the interest rate swaps as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2020	December 31, 2019
Interest rate swaps	$150,000	October 15, 2015	March 15, 2021	$(1,005)	$(62)
Interest rate swaps	150,000	March 31, 2017	July 21, 2023	(4,471)	1,825
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(6,896)	(3,664)
Interest rate swaps	200,000	April 1, 2020	April 1, 2030	—	3,724
				$(12,372)	$1,823

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gain (loss) on interest rate hedges	1,774	(2,387)	(34,582)	(13,498)

Amounts reported in Accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $6.7 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2020, we did not have any derivatives in an asset position and the fair value of the derivative liabilities, including accrued interest, was $12.4 million. As of September 30, 2020, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2020 and December 31, 2019 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 8).

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

The fair values of these assets and liabilities at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,126	$—	$2,126	$—	$1,792	$—	$1,792	$—
Interest rate swaps	—	—	—	—	5,549	—	5,549	—
Liabilities:
Interest rate swaps	$(12,372)	$—	$(12,372)	$—	$(3,726)	$—	$(3,726)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2020 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2020 and December 31, 2019, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$3,814	$3,814	$12,939	$12,939
Restricted cash	615	615	1,812	1,812
Mortgage notes payable, net	—	—	47,074	47,899
Line of credit	186,000	186,000	56,000	56,000
Notes payable, net	897,443	921,394	996,722	1,022,937

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.1 million and $1.7 million for the 2020 Quarter and 2019 Quarter, respectively, and $5.9 million and $6.3 million for the 2020 Period and 2019 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.8 million and $1.7 million for the 2020 Period and 2019 Period, respectively.

The total unvested restricted share awards at September 30, 2020 was 502,300 shares, which had a weighted average grant date fair value of $29.99 per share. As of September 30, 2020, the total compensation cost related to unvested restricted share awards was $8.7 million, which we expect to recognize over a weighted average period of 23 months.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities. Our dilutive earnings per share calculation includes the dilutive impact of operating partnership units under the if-converted method and our share based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(956)	$(8,432)	$(4,643)	$(25,066)
Allocation of earnings to unvested restricted share awards to continuing operations	(151)	47	(453)	118
Adjusted loss from continuing operations attributable to the controlling interests	(1,107)	(8,385)	(5,096)	(24,948)
Income from discontinued operations	—	341,202	—	354,418
Allocation of earnings to unvested restricted share awards to discontinued operations	—	(1,841)	—	(1,870)
Adjusted income from discontinuing operations	—	339,361	—	352,548
Adjusted net (loss) income attributable to the controlling interests	$(1,107)	$330,976	$(5,096)	$327,600
Denominator:
Weighted average shares outstanding – basic	82,186	79,981	82,142	79,933
Effect of dilutive securities:
Employee restricted share awards	—	—	—	—
Operating partnership units	—	—	—	—
Weighted average shares outstanding – diluted	82,186	79,981	82,142	79,933
Earnings per common share, basic:
Continuing operations	$(0.01)	$(0.10)	$(0.06)	$(0.31)
Discontinued operations	—	4.24	—	4.41
Basic net (loss) income attributable to the controlling interests per common share (1)	$(0.01)	$4.14	$(0.06)	$4.10
Earnings per common share, diluted:
Continuing operations	$(0.01)	$(0.10)	$(0.06)	$(0.31)
Discontinued operations	—	4.24	—	4.41
Diluted net (loss) income attributable to the controlling interests per common share (1)	$(0.01)	$4.14	$(0.06)	$4.10

Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
______________________________
(1)     Earnings per share may not sum due to rounding.

NOTE 12: SEGMENT INFORMATION

We evaluate real estate performance and allocate resources by property type through two reportable segments: office and multifamily. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the Washington metro region. We have eight retail properties that do not meet the qualitative or quantitative criteria for a reportable segment and are classified as “Corporate and other” in our segment disclosure tables.

We evaluate performance based upon net operating income of the combined properties in each segment. Our reportable operating segments are consolidations of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. Net operating income is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

The following tables present revenues, net operating income, capital expenditures and total assets for the three and nine months ended September 30, 2020 and 2019 from these segments, and reconcile net operating income of our reportable segments to net (loss) income attributable to the controlling interests as reported (in thousands):

	Three Months Ended September 30, 2020
	Office	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$32,579	$36,266	$4,382	$73,227
Real estate expenses	12,342	14,988	1,342	28,672
Net operating income	$20,237	$21,278	$3,040	$44,555
Depreciation and amortization				(30,470)
General and administrative expenses				(6,330)
Interest expense				(8,711)
Net loss				(956)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(956)
Capital expenditures	$6,201	$6,520	$389	$13,110
Total assets	$1,056,074	$1,338,812	$137,386	$2,532,272

	Three Months Ended September 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$39,810	$35,790	$4,659	$80,259
Real estate expenses	15,148	14,232	1,312	30,692
Net operating income	$24,662	$21,558	$3,347	$49,567
Depreciation and amortization				(37,340)
General and administrative expenses				(6,461)
Interest expense				(14,198)
Discontinued operations:
Income from operations of properties sold or held for sale				2,942
Gain on sale of real estate				339,024
Loss on extinguishment of debt				(764)
Net income				332,770
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$332,770
Capital expenditures	$6,039	$5,742	$369	$12,150
Total assets	$1,191,838	$1,333,146	$150,092	$2,675,076
______________________________
(1)     Total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

	Nine Months Ended September 30, 2020
	Office	Multifamily	Corporate and Other	Consolidated
Real estate rental revenue	$101,163	$108,882	$12,844	$222,889
Real estate expenses	37,176	43,083	3,937	84,196
Net operating income	$63,987	$65,799	$8,907	$138,693
Depreciation and amortization				(89,789)
General and administrative				(17,963)
Interest expense				(28,307)
Loss on sale of real estate				(7,539)
Gain on extinguishment of debt				262
Net loss				(4,643)
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net loss attributable to the controlling interests				$(4,643)
Capital expenditures	$21,120	$15,477	$2,089	$38,686

	Nine Months Ended September 30, 2019
	Office	Multifamily	Corporate and Other (1)	Consolidated
Real estate rental revenue	$124,164	$90,012	$14,337	$228,513
Real estate expenses	45,937	34,928	4,104	84,969
Net operating income	$78,227	$55,084	$10,233	$143,544
Depreciation and amortization				(97,441)
General and administrative				(19,803)
Interest expense				(41,946)
Loss on sale of real estate				(1,046)
Real estate impairment				(8,374)
Discontinued operations:
Income from operations of properties sold or held for sale				16,158
Gain on sale of real estate				339,024
Loss on extinguishment of debt				(764)
Net income				329,352
Less: Net income attributable to noncontrolling interests in subsidiaries				—
Net income attributable to the controlling interests				$329,352
Capital expenditures	$16,347	$12,841	$1,717	$30,905
______________________________
(1)     Total assets and capital expenditures include all retail properties, including those classified as discontinued operations.

NOTE 13: SHAREHOLDERS' EQUITY

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. During the first quarter of 2020, we issued 46,500 shares under this program at a weighted average price of $31.07 for net proceeds of $1.2 million. We did not issue common shares under the Equity Distribution Agreements during the 2020 Quarter or during the second quarter of 2020. During the 2019 Quarter and Period, we issued 0.1 million common shares at a weighted average price of $27.52 for net proceeds of $3.7 million.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common shares	23	64	64	128
Weighted average price per share	$22.51	$27.67	$25.12	$26.97
Net proceeds	$516	$1,757	$1,581	$3,430

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

We refer to the three months ended September 30, 2020 and September 30, 2019 as the “2020 Quarter” and the “2019 Quarter,” respectively, and the nine months ended September 30, 2020 and September 30, 2019 as the “2020 Period” and the “2019 Period”, respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors is the adverse effect of the COVID-19 virus and ensuing economic turmoil on the financial condition, results of operations, cash flows and performance of WashREIT, particularly the impact of our ability to collect rent on schedule or at all and the percentage of rent collected, our ability to lease or re-lease our commercial spaces, and increased credit losses, on the performance of our tenants generally, and on the global economy and financial markets. The extent to which COVID-19 impacts WashREIT and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the closing and funding of our recent notes offering, the ownership of real estate in general and our real estate assets in particular; the economic health of the greater Washington metro region; the risk of failure to enter into/and or complete contemplated acquisitions and dispositions at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers and joint venture partners; the ability to control our operating expenses; the economic health of our tenants; the supply of competing properties; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; terrorist attacks or actions and/or cyber-attacks; weather conditions, natural disasters and pandemics; ability to maintain key personnel; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2019 Form 10-K, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020, and subsequent Quarterly Reports on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

General

Introductory Matters

We provide our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. We organize the MD&A as follows:

•Overview. Discussion of our business outlook, operating results, investment and financing activity and capital requirements to provide context for the remainder of MD&A.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of September 30, 2020 we owned a diversified portfolio of 45 properties, totaling approximately 3.7 million square feet of commercial space and 6,863 multifamily units, and land held for development. These 45 properties consisted of 15 office properties, 8 retail centers and 22 multifamily properties.

Outlook

On March 11, 2020 the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic caused state and local governments within the Washington metro region to institute quarantines, "shelter-in-place" rules and restrictions on travel, the types of business that may continue to operate and/or the types of construction projects that may continue. These actions resulted in modifications to our normal operations, including requiring our employees to work remotely with the exception of essential building personnel.

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

The effects of the COVID-19 pandemic had a significant impact on our operating results for the 2020 Period. Beginning late in the first quarter of 2020 and continuing into the second quarter of 2020, many of our commercial tenants were closed or were operating at significantly reduced capacity. Starting in April 2020, we began working with our commercial tenants on a case-by-case basis to the extent they demonstrated hardship as a result of the pandemic and financial ability to work through a satisfactory arrangement on a variety of relief options, generally involving negotiated deferral payment plans, early blend-and-extend renewals or abatement of rent. By mid-June, most of our retail tenants had reopened. As of October 20, 2020, we collected 97% and 88% of office and retail cash rent for the 2020 Quarter, respectively, excluding the impact of contractual rent deferral agreements. The effects of COVID-19 on our commercial tenants have been reflected in an increase in credit losses of $1.3 million for the 2020 Period compared to the 2019 Period. At our multifamily properties we temporarily froze rents on full-year lease renewals, waived late fees and offered a payment deferral plan to residents who have been adversely financially impacted by COVID-19. As of October 20, 2020, we have collected 99% of multifamily cash rent during the 2020 Quarter excluding rent that has been deferred and have deferred $1.4 million, $1.0 million, and $0.1 million of rent due from office, retail, and multifamily tenants, net, respectively.

We had a decline in average occupancy of approximately 120 basis points for the 2020 Quarter compared to the 2019 Quarter, excluding Trove which began lease-up in the first quarter of 2020. We continue to monitor and communicate with our commercial tenants to assess their needs and ability to pay rent. The effects of the COVID-19 pandemic have also impacted our ability to lease up available commercial space as physical touring stopped during shelter in place orders and lease decisions have been slower for prospective tenants than in previous years as they re-evaluate re-entry and space plans. New gross leasing square footage declined by 46% for office space and increased by 28% for retail space for the 2020 Quarter compared to the 2019 Quarter. As of September 30, 2020, we had approximately 440,000 square feet of vacant commercial space and approximately 70,000 square feet of commercial lease expirations scheduled for the remainder of 2020. For our multifamily properties, we expect the economic disruptions caused by the COVID-19 pandemic to limit our ability to increase rental rates until the economic disruption of the pandemic subsides. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio.

We expect the COVID-19 outbreak will continue to affect our financial condition and results of operations going forward, including but not limited to, real estate rental revenues, credit losses and leasing activity. Given our sole concentration in the Washington metro region, our entire portfolio could be impacted for the foreseeable future by quarantines, "shelter-in-place" rules and various other restrictions imposed or re-imposed in response to a surge in COVID-19 cases. Due to the uncertainty of the future impacts of the COVID-19 pandemic, including the unknown effects of the upcoming flu season, the extent of the financial impact cannot be reasonably estimated at this time. For more information, see Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Operating Results

Net (loss) income attributable to the controlling interests, NOI and NAREIT FFO for the three months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net (loss) income attributable to the controlling interests	$(956)	$332,770	$(333,726)	(100.3)%
NOI (1)	44,555	49,567	(5,012)	(10.1)%
NAREIT FFO (2)	$29,514	$31,145	$(1,631)	(5.2)%
______________________________
(1) See page 32 of the MD&A for a reconciliation of NOI to net income.
(2) See page 43 of the MD&A for a reconciliation of NAREIT FFO to net income.

The decrease in net income attributable to the controlling interests is primarily due to a gain on sale of real estate from discontinued operations ($339.0 million) in the 2019 Quarter and lower NOI ($5.0 million) and lower income from discontinued operations ($2.9 million) in the 2020 Quarter, partially offset by lower interest expense ($5.5 million) and depreciation and amortization ($6.9 million) in the 2020 Quarter and a loss on extinguishment of debt from discontinued operations ($0.8 million) in the 2019 Quarter.

The lower NOI is primarily due to the sales of 1776 G Street ($2.3 million) during 2019 and John Marshall II ($1.1 million) during the second quarter of 2020 and lower NOI from same-store properties ($1.9 million), partially offset by the acquisitions of seven suburban Class B apartment communities in northern Virginia and Montgomery County, Maryland (“Assembly Portfolio”) and Cascade at Landmark ($0.3 million) during 2019. The lower same-store NOI is explained in further detail beginning on page 28 (Results of Operations - 2020 Quarter Compared to 2019 Quarter). Same-store ending occupancy decreased to 90.3% as of September 30, 2020 from 91.9% as of September 30, 2019, due to lower occupancy across the portfolio resulting from the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to to lower income from discontinued operations net of depreciation and amortization ($3.0 million) and lower NOI ($5.0 million), partially offset by lower interest expense ($5.5 million) and loss on extinguishment of debt from discontinued operations ($0.8 million) in the 2019 quarter.

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
•The prepayment of all $250.0 million of our 4.95% Senior Notes without penalty using borrowings from our Revolving Credit Facility.
•The execution of the one-year, $150.0 million 2020 Term Loan, maturing on May 5, 2021 with a one-year extension option. The 2020 Term Loan bears interest at LIBOR + 1.50%, which margin is subject to change based on our credit ratings, with a 0.50% floor for the LIBOR rate. We used the proceeds to repay borrowings under our Revolving Credit Facility.
•The entry into a note purchase agreement to issue $350.0 million aggregate principal amount of 3.44% senior unsecured 10-year notes payable (the “Green Bonds”). The closing and funding of the Green Bonds is expected to occur no later than December 29, 2020, with the ability for such closing and funding to occur earlier upon our election, in each case, subject to the satisfaction of standard closing conditions. We intend to use the proceeds of the sale of the Green Bonds to finance or refinance recently completed and future green building and energy efficiency, sustainable water and wastewater management and renewable energy projects (“Eligible Green Projects”) and, pending allocation to such Eligible Green Projects, such net proceeds may be used to repay borrowings outstanding on the Revolving Credit Facility or term loans and may be held in cash and cash equivalents.
•In conjunction with the entry into the note purchase agreement to issue the Green Bonds, we terminated $200.0 million of four forward interest rate swap arrangements designated as cash flow hedges. Subsequent to the 2020 Quarter, we paid the $20.4 million liability associated with the termination of the forward swaps.

As of September 30, 2020, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of October 28, 2020, our Revolving Credit Facility has a borrowing capacity of $450.0 million.

Capital Requirements

As described in the preceding section, during the 2020 Period we prepaid the mortgage note payable secured by Yale West. Following this prepayment, we have no mortgage notes.

We have no remaining debt maturities in 2020. We expect to have additional capital requirements as set forth on page 31 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2020 Quarter and 2020 Period and the 2019 Quarter and 2019 Period. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2020 and 2019 (see note 3 to the consolidated financial statements). Additionally, the COVID-19 pandemic adversely impacted our operating results for the 2020 Quarter, and we expect that the COVID-19 outbreak will continue to adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous other factors, many of which are outside of our control, as discussed under “Risk Factors.”
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

2020 Quarter Compared to 2019 Quarter

The following table reconciles NOI to net (loss) income attributable to the controlling interests and provides the basis for our discussion of our consolidated results of operations and NOI in the 2020 Quarter compared to the 2019 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/ Re-development (2)		Held for Sale or Sold (3)		Consolidated
	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Real estate rental revenue	$61,201	$63,859	$(2,658)	(4.2)%	$11,581	$11,015	$445	$12	$—	$5,373	$73,227	$80,259	$(7,032)	(8.8)%
Real estate expenses	23,463	24,194	(731)	(3.0)%	4,753	4,479	456	23	—	1,996	28,672	30,692	(2,020)	(6.6)%
NOI	$37,738	$39,665	$(1,927)	(4.9)%	$6,828	$6,536	$(11)	$(11)	$—	$3,377	$44,555	$49,567	$(5,012)	(10.1)%
Reconciliation to net (loss) income attributable to the controlling interests:
Depreciation and amortization											(30,470)	(37,340)	6,870	(18.4)%
General and administrative expenses											(6,330)	(6,461)	131	(2.0)%
Interest expense											(8,711)	(14,198)	5,487	(38.6)%
Discontinued operations (4):
Income from properties sold or held for sale											—	2,942	(2,942)	(100.0)%
Gain on sale of real estate											—	339,024	(339,024)	(100.0)%
Loss on extinguishment of debt											—	(764)	764	(100.0)%
Net (loss) income											(956)	332,770	(333,726)	(100.3)%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net (loss) income attributable to the controlling interests											$(956)	$332,770	$(333,726)	(100.3)%
 ______________________________
(1)Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark

(2)Development/redevelopment:
Multifamily - Trove

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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Multifamily	$24,240	$24,763	$(523)	(2.1)%
Office	32,579	34,437	(1,858)	(5.4)%
Other	4,382	4,659	(277)	(5.9)%
Total same-store real estate rental revenue	$61,201	$63,859	$(2,658)	(4.2)%
•Multifamily: Decrease primarily due to higher rent abatements ($0.2 million), lower rental revenue ($0.2 million), lower move-in charges ($0.1 million), waived fees ($0.1 million) and higher credit losses ($0.1 million) related to the COVID-19 pandemic. These were partially offset by higher termination fees ($0.1 million) and higher recoveries ($0.1 million).
•Office: Decrease primarily due to lower parking income ($0.7 million), lower termination fees ($0.6 million), higher credit losses ($0.4 million) and lower recoveries ($0.2 million). The lower parking income and higher credit losses were primarily due to the COVID-19 pandemic.

Real estate rental revenue from acquisitions increased due to the acquisitions of Cascade at Landmark ($0.4 million) during the third quarter of 2019 and Assembly Portfolio ($0.2 million) during the second quarter of 2019.

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of 1776 G Street ($3.6 million) during the fourth quarter of 2019 and John Marshall II ($1.8 million) during the second quarter of 2020.

Ending occupancy for properties classified as continuing operations by segment for the 2020 Quarter and 2019 Quarter was as follows:

	September 30, 2020			September 30, 2019			(Decrease) increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	94.0%	85.2%	90.5%	95.1%	94.9%	95.0%	(1.1)%	(9.7)%	(4.5)%
Office	86.6%	N/A	86.6%	88.7%	100.0%	90.3%	(2.1)%	N/A	(3.7)%
Other	86.8%	N/A	86.8%	89.0%	N/A	89.0%	(2.2)%	N/A	(2.2)%
Total	90.3%	85.2%	89.5%	91.9%	95.9%	93.0%	(1.6)%	(10.7)%	(3.5)%

•Multifamily: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at The Kenmore, Riverside Apartments and The Wellington.
•Office: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at Silverline Center, 1901 Pennsylvania Avenue, 1775 Eye Street and 2000 M Street, partially offset by higher ending occupancy at 1220 19th Street and Watergate 600.

During the 2020 Quarter, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase (Decrease)	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	59	$41.29	14.8%	$37.97	6.6
 ______________________________
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2020 Quarter and 2019 Quarter were 39.2% and 38.2%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Multifamily	$9,779	$9,730	$49	0.5%
Office	12,342	13,152	(810)	(6.2)%
Other	1,342	1,312	30	2.3%
Total same-store real estate expenses	$23,463	$24,194	$(731)	(3.0)%

•Multifamily: Increase primarily due to higher real estate tax ($0.1 million) and utilities ($0.1 million) expenses, partially offset by lower repairs and maintenance ($0.2 million) expenses.
•Office: Decrease primarily due to lower utilities ($0.4 million), lower contract maintenance ($0.3 million) and lower administrative ($0.2 million) expenses, partially offset by higher real estate taxes ($0.1 million).

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the amortization of intangible lease assets at the Assembly Portfolio ($5.7 million) and Cascade at Landmark ($0.8 million) in 2019 and the dispositions of John Marshall II ($0.8 million) in the second quarter of 2020 and 1776 G Street ($0.7 million) in the fourth quarter of 2019. These decreases were partially offset by placing into service a portion of Trove development ($0.9 million) and by higher depreciation and amortization at same-store properties ($0.2 million).
General and administrative expenses: Decrease primarily due to lower short term incentive compensation ($0.5 million) in the 2020 Quarter and higher severance expenses ($0.3 million) in the 2019 Quarter, partially offset by higher legal fees ($0.4 million) and higher share based compensation ($0.2 million) during the 2020 Quarter.

Interest Expense: Interest expense by debt type for the three months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2020	2019	$ Change	% Change
Notes payable	$7,902	$12,094	$(4,192)	(34.7)%
Mortgage notes payable	—	518	(518)	(100.0)%
Line of credit	1,281	2,371	(1,090)	(46.0)%
Capitalized interest	(472)	(785)	313	(39.9)%
Total	$8,711	$14,198	$(5,487)	(38.6)%

•Notes payable: Decrease primarily due to prepayment of all $250.0 million of our 4.95% Senior Notes in April 2020 and executing a six-month $450.0 million 2019 Term Loan in April 2019 which was repaid in the third quarter of 2019, partially offset by a new $150.0 million 2020 Term Loan executed in May 2020.
•Mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.
•Line of credit: Decrease primarily due to lower weighted average interest rate of 1.2% and lower weighted average borrowings of $202.2 million in 2020 Quarter, as compared to 3.2% and $203.1 million during the 2019 Quarter.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove, the multifamily development adjacent to The Wellington.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during the third quarter of 2019.

Gain on sale of real estate: Decrease due to gains on the sales of the Shopping Center Portfolio ($333.0 million) and Frederick Crossing and Frederick County Square ($9.5 million), partially offset by a loss on the sale of Centre at Hagerstown ($3.5 million) in the 2019 Quarter.

Loss on Extinguishment of debt: We recognized a $0.8 million loss on extinguishment of debt during the 2019 Quarter related to the prepayment of the mortgage note secured by Olney Village Center prior to that property’s disposition as part of the Shopping Center Portfolio.

2020 Period Compared to 2019 Period

The following tables reconcile NOI to net (loss) income attributable to the controlling interests and provide the basis for our discussion of our consolidated results of operations and NOI in the 2020 Period compared to the 2019 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Acquisitions (1)		Development/Redevelopment (2)		Held for Sale or Sold (3)		All Properties
	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Real estate rental revenue	$185,728	$193,057	$(7,329)	(3.8)%	$34,294	$16,468	$696	$12	$2,171	$18,976	$222,889	$228,513	$(5,624)	(2.5)%
Real estate expenses	68,461	71,387	(2,926)	(4.1)%	13,889	6,526	1,007	23	839	7,033	84,196	84,969	(773)	(0.9)%
NOI	$117,267	$121,670	$(4,403)	(3.6)%	$20,405	$9,942	$(311)	$(11)	$1,332	$11,943	$138,693	$143,544	$(4,851)	(3.4)%
Reconciliation to net (loss) income attributable to the controlling interests:
Depreciation and amortization											(89,789)	(97,441)	7,652	(7.9)%
General and administrative expenses											(17,963)	(19,803)	1,840	(9.3)%
Real estate impairment											—	(8,374)	8,374	(100.0)%
Loss on sale of real estate											(7,539)	(1,046)	(6,493)	620.7%
Interest expense											(28,307)	(41,946)	13,639	(32.5)%
Gain on extinguishment of debt											262	—	262	—%
Loss from continuing operations											(4,643)	(25,066)	20,423	(81.5)%
Discontinued operations (4):
Income from properties sold or held for sale											—	16,158	(16,158)	(100.0)%
Gain on sale of real estate											—	339,024	(339,024)	(100.0)%
Loss on extinguishment of debt											—	(764)	764	—%
Net (loss) income											(4,643)	329,352	(333,995)	(101.4)%
Less: Net income attributable to noncontrolling interests											—	—	—	—%
Net (loss) income attributable to the controlling interests											$(4,643)	$329,352	$(333,995)	(101.4)%
(1)Acquisitions:
2019 Multifamily - Assembly Portfolio and Cascade at Landmark

(2)Development/redevelopment:
Multifamily – Trove

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

Real estate rental revenue from same-store properties by segment was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Multifamily	$73,892	$73,532	$360	0.5%
Office	98,992	105,188	(6,196)	(5.9)%
Other	12,844	14,337	(1,493)	(10.4)%
Total same-store real estate rental revenue	$185,728	$193,057	$(7,329)	(3.8)%

•Multifamily: Increase primarily due to higher rental rates ($0.9 million), higher termination fees ($0.1 million), higher parking income ($0.1 million) and higher late fees ($0.1 million), partially offset by higher rent abatements ($0.3 million), waived fees ($0.2 million), lower move-in charges ($0.2 million) and higher credit losses ($0.2 million) related to the COVID-19 pandemic.

•Office: Decrease primarily due to lower lease termination fees ($1.8 million), lower parking income ($1.5 million), higher credit losses ($1.3 million), lower recoveries ($1.0 million) and lower rental income ($1.0 million). The lower parking income and higher credit losses are primarily due to the COVID-19 pandemic. These decreases were partially offset by higher specialty leasing ($0.4 million).

Real estate rental revenue from acquisitions increased due to the acquisitions of the Assembly Portfolio ($14.2 million) during the second quarter of 2019 and Cascade at Landmark ($3.6 million) during the 2019 Quarter.

Real estate rental revenue from sold properties classified as continuing operations decreased due to the sale of 1776 G Street ($10.5 million) during the fourth quarter of 2019, John Marshall II ($3.4 million) during the second quarter of 2020 and Quantico Corporate Center ($2.8 million) during the second quarter of 2019.

During the 2020 Period, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	183	$46.44	13.8%	$29.69	3.9
 ______________________________
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2020 Period and 2019 Period were 37.8% and 37.2%, respectively.

Real estate expenses from same-store properties by segment were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Multifamily	$28,187	$28,379	(192)	(0.7)%
Office	36,337	38,904	(2,567)	(6.6)%
Other	3,937	4,104	(167)	(4.1)%
Total same-store real estate expenses	$68,461	$71,387	$(2,926)	(4.1)%

•Multifamily: Decrease primarily due to lower repairs and maintenance ($0.3 million) and lower utilities ($0.2 million) expenses, partially offset by higher real estate tax expenses ($0.3 million).
•Office: Decrease primarily due to lower utilities ($1.3 million), contract maintenance ($0.8 million) and administrative ($0.6 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the amortization of intangible lease assets at the Assembly Portfolio ($3.8 million) in 2019, dispositions of John Marshall II ($2.3 million), 1776 G Street ($2.1 million) and Quantico Corporate Center ($0.8 million) and lower depreciation and amortization at same-store properties ($1.0 million). These decreases were partially offset by placing into service a portion of the Trove development ($1.9 million) during the 2020 Period and the acquisition of Cascade at Landmark ($0.5 million) in the 2019 Quarter.

General and administrative expenses: Decrease primarily due to lower severance expenses ($1.0 million) and lower payroll ($0.6 million) due to a corporate restructuring in the 2019 Period and lower short term incentive compensation ($1.2 million) in the 2020 Period, partially offset by the reversal of a transfer tax liability related to a prior year acquisition ($0.7 million) and higher legal fees ($0.3 million).

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

Gain on extinguishment of debt: We recognized a gain on extinguishment of debt $0.5 million during the first quarter of 2020 related to the prepayment of the mortgage note secured by Yale West Apartments. This was partially offset by a loss on extinguishment of debt of $0.2 million during the second quarter of 2020 related to the prepayment of all $250.0 million of our 4.95% Senior Notes that were scheduled to mature in October 2020.

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2020	2019	$ Change	% Change
Notes payable	$25,623	$35,394	$(9,771)	(27.6)%
Mortgage notes payable	172	1,558	(1,386)	(89.0)%
Line of credit	4,404	7,281	(2,877)	(39.5)%
Capitalized interest	(1,892)	(2,287)	395	(17.3)%
Total	$28,307	$41,946	$(13,639)	(32.5)%

•Notes payable: Decrease primarily due to prepayment of all $250.0 million of our 4.95% Senior Notes in April 2020 and the execution of a six-month $450.0 million 2019 Term Loan in April 2019 that was repaid in the third quarter of 2019, partially offset by the new $150.0 million 2020 Term Loan executed in May 2020.
•Mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.
•Line of credit: Decrease primarily due to a lower weighted average interest rate of 1.6% and lower weighted average borrowings of $193.2 million during the 2020 Period, as compared to 3.4% and $201.4 million, respectively, during the 2019 Period.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove, the multifamily development adjacent to The Wellington.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to the sale of the properties classified as discontinued operations during third quarter of 2019.

Gain on sale of real estate: Decrease due to gains on the sales of the Shopping Center Portfolio ($333.0 million) and Frederick Crossing and Frederick County Square ($9.5 million), partially offset by a loss on the sale of Centre at Hagerstown ($3.5 million) in 2019 Quarter.

Loss on Extinguishment of debt: We recognized a $0.8 million loss on extinguishment of debt during the 2019 Quarter related to the prepayment of the mortgage note secured by Olney Village Center prior to that property’s disposition as part of the Shopping Center Portfolio.

Liquidity and Capital Resources

As the local and global economies have weakened as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to continue to adversely impact our future operating cash flows. Such adverse impacts include the inability of some of our tenants to pay their rent on time or at all, longer lease-up periods for both anticipated and unanticipated vacancies, temporary rental rate freezes and contractual rent deferral arrangements.

In April 2020, we prepaid without penalty all $250.0 million of our 4.95% unsecured notes using borrowings on our Revolving Credit Facility. Following that prepayment, we have no remaining debt maturities in 2020 and $150 million of debt maturities in 2021.

In April 2020, we executed an amendment to the John Marshall II purchase and sale agreement, decreasing the contract sale price to $57.0 million, and closed on the sale on April 21, 2020.

In May 2020, the Company closed on a one-year unsecured term loan, with a one-year extension option, in a principal amount of $150.0 million. We used the proceeds to repay borrowings under our Revolving Credit Facility. As of October 28, 2020, we had $250.0 million of borrowings outstanding on our Revolving Credit Facility, leaving $450.0 million of borrowing capacity.

On September 29, 2020, we entered into a note purchase agreement to issue $350.0 million aggregate principal amount of 3.44% senior unsecured 10-year notes payable. The closing and funding of the Green Bonds is expected to occur no later than December 29, 2020.

Following the closing and funding of the Green Bonds, and pending allocation to such Eligible Green Projects, we expect to repay $300 million of existing term loans maturing in 2021 and 2022 and to use the balance to pay down amounts due under the Revolving Credit Facility. Following the closing and funding of the Green Bonds and repayment of the term loans, we will have no debt maturing until the fourth quarter of 2022.

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

Capital Requirements

In response to the COVID-19 pandemic, we have significantly reduced our estimated capital requirements as compared to the estimates we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. We have reduced 2020 assumed capital expenditures by approximately $40 million by deferring non-essential building restorations, certain tenant improvements and leasing costs for speculative leasing, decreasing multifamily renovation capital expenditures, and lowering our anticipated development spending as we no longer expect to break ground on the new Riverside development this year. As of the end of the 2020 Quarter, our full-year 2020 capital requirements are currently expected to consist of the following:
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

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our Revolving Credit Facility, bank term loans and mortgages to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we would seek to “ladder” the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may hedge our variable rate debt to give it an effective fixed interest rate and hedge fixed rate debt to give it an effective variable interest rate.

In January 2020, we prepaid the $45.6 million mortgage note payable secured by Yale West, recognizing a gain on extinguishment of debt of $0.5 million using borrowings on our Revolving Credit Facility. Following the repayment of this mortgage note, we have no mortgage notes outstanding.

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2020	$—		$—		$—	—%
2021	150,000	(1)	—		150,000	2.7%
2022	450,000	(2)	—		450,000	3.3%
2023	250,000	(3)	186,000	(4)	436,000	2.1%
2024	—		—		—	—%
2025	—		—		—	—%
Thereafter (5)	50,000		—		50,000	7.4%
Scheduled principal payments	$900,000		$186,000		$1,086,000	3.0%
Net premiums/discounts	(504)		—		(504)
Loan costs, net of amortization	(2,053)		—		(2,053)
Total	$897,443		$186,000		$1,083,443	3.0%
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
(5)    The Green Bonds are not included in this table as the closing and funding of the Green Bonds has not yet occurred. It is expected to occur no later than December 29, 2020. Following the closing and funding of the Green Bonds, and pending allocation to such Eligible Green Projects, WashREIT expects to repay $300 million of existing term loans maturing in 2021 and 2022 and to use the balance to pay down amounts due under the revolving credit facility and will have no debt maturing until the fourth quarter of 2022.

The weighted average maturity for our debt is 2.2 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

Our outstanding unsecured notes contain covenants with which we must comply, including:

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

As of September 30, 2020, we were in compliance with the covenants related to our Revolving Credit Facility and unsecured notes. We expect to be able to continue to comply with these ratios and covenants for the remainder of 2020, but no assurance can be given that we will be able to maintain compliance with these ratios and other debt covenants, particularly if conditions worsen.

Common Equity

We have authorized for issuance 100.0 million common shares, of which 82.4 million shares were outstanding at September 30, 2020.

On May 4, 2018, we entered into eight separate equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and SunTrust Robinson Humphrey, Inc. relating to the issuance of up to $250.0 million of our common shares from time to time. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general corporate purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties and the repayment of debt. During the first quarter of 2020, we issued 46,500 shares under this program at a weighted average price of $31.07 for net proceeds of $1.2 million. We did not issue common shares under the Equity Distribution Agreements during the 2020 Quarter or in the second quarter of 2020. During the 2019 Quarter and Period, we issued 0.1 million common shares at a weighted average price of $27.52 for net proceeds of $3.7 million.

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

Our issuances and net proceeds on the dividend reinvestment program for the 2020 Quarter and 2019 Quarter and 2020 Period and 2019 Period were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common shares	23	64	64	128
Weighted average price per share	$22.51	$27.67	$25.12	$26.97
Net proceeds	$516	$1,757	$1,581	$3,430

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2020, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net cash provided by operating activities	$84,224	$91,280	$(7,056)	(7.7)%
Net cash used in investing activities	(5,787)	(3,826)	(1,961)	51.3%
Net cash used in financing activities	(88,759)	(80,585)	(8,174)	10.1%

Net cash provided by operating activities decreased primarily due to the sales of John Marshall II in the second quarter of 2020 and the Retail Portfolio, Quantico Corporate Center and 1776 G Street during the 2019 Period.

Net cash used in investing activities increased primarily due to higher expenditures on capital improvements to real estate during the 2020 Period.

Net cash used in financing activities increased primarily due to the prepayment of the $250.0 million of the     4.95% 10-year unsecured notes during the 2020 Period, partially offset by higher net borrowings on the Revolving Credit Facility and proceeds from the $150.0 million unsecured term loan in the 2020 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2020 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net (loss) income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(956)	$332,770	$(4,643)	$329,352
Adjustments:
Depreciation and amortization	30,470	37,340	89,789	97,441
Real estate impairment	—	—	—	8,374
Loss on sale of depreciable real estate	—	—	7,539	1,046
Discontinued operations:
Depreciation and amortization	—	59	—	4,926
Gain on sale of depreciable real estate	—	(339,024)	—	(339,024)
NAREIT FFO	$29,514	$31,145	$92,685	$102,115

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended September 30, 2020. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K, filed on March 6, 2020.

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

The table below presents principal, interest and related weighted average fair value interest rates by year of maturity, with respect to debt outstanding on September 30, 2020 (in thousands):

	2020	2021	2022	2023	2024	Thereafter (5)	Total	Fair Value
Unsecured fixed rate debt (1)(2)
Principal (3)	$—	$150,000	$450,000	$250,000	$—	$50,000	$900,000	$921,394
Interest payments	$9,488	$26,665	$23,894	$7,807	$3,625	$12,688	$84,167
Interest rate on debt maturities	—%	2.7%	3.3%	2.9%	—%	7.4%	3.0%
Unsecured variable rate debt (4)
Principal	$—	$—	$—	$186,000	$—	$—	$186,000	$186,000
Variable interest rate on debt maturities				1.1%			1.1%
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
(3)    In April 2020, WashREIT prepaid without penalty the $250.0 million of its 4.95% Senior Notes that were scheduled to mature in October 2020 using borrowings on our Revolving Credit Facility.
(4)    Maturity date on the unsecured credit facility of 2023 assumes the election of two additional six-month options.
(5)    The Green Bonds are not included in this table as the closing and funding of the Green Bonds has not yet occurred. It is expected to occur no later than December 29, 2020. Following the closing and funding of the Green Bonds, and pending allocation to such Eligible Green Projects, WashREIT expects to repay $300 million of existing term loans maturing in 2021 and 2022 and to use the balance to pay down amounts due under the revolving credit facility and will have no debt maturing until the fourth quarter of 2022.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2020 and December 31, 2019 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2020	December 31, 2019
$75,000	1.619%	One-Month USD-LIBOR	10/15/2015	3/15/2021	$(501)	$(28)
75,000	1.626%	One-Month USD-LIBOR	10/15/2015	3/15/2021	(504)	(34)
100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(2,978)	1,218
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(1,493)	607
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,724)	(917)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,724)	(915)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,724)	(917)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,724)	(915)
50,000	1.680%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	—	844
50,000	1.680%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	—	844
50,000	1.718%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	—	1,018
50,000	1.718%	Three-Month USD-LIBOR	4/1/2020	4/1/2030	—	1,018
$600,000					$(12,372)	$1,823

In September 2020, in conjunction with the entry into the note purchase agreement to issue the Green Bonds, we terminated $200.0 million of four forward interest rate swap arrangements that we had entered into in November 2019 and which were effective as of April 1, 2020, designated as cash flow hedges of the interest rate variability on the issuance of unsecured notes. On October 2, 2020, we paid the $20.4 million liability associated with the termination of the forward swaps.

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

The COVID-19 pandemic has had, and COVID-19 and any future pandemic will continue to have repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States (including the states and cities that comprise the Washington metro region, where we own properties and have development sites), have also instituted quarantines, "shelter in place" rules, and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry, both inside and outside the Washington metro region, directly or indirectly. Since the beginning of the pandemic, a number of our commercial tenants have announced temporary closures of their offices or stores and requested rent deferral or rent abatement. In addition, jurisdictions in the Washington metro region have implemented or may implement rent freezes or other similar restrictions. The full extent of the impacts on our business are largely uncertain and dependent on a number of factors beyond our control, including a potential increase in the number of cases in the Washington metro region, as a result of the upcoming flu season or otherwise.

The COVID-19 outbreak has caused and continues to cause severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. COVID-19 has disrupted our business and is expected to continue to have a significant adverse effect on our business, financial performance and condition, operating results and cash flows due to, among other factors:

•a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent freezes impacting new and renewal rental rates on multifamily properties, longer lease-up periods for both anticipated and unanticipated vacancies, including as a result of a shift from physical to virtual tours, lower revenue recognized as a result of waiving late fees and a reduction in parking revenue, as well as our tenants’ ability and willingness to pay rent, our ability to continue to collect rents, on a timely basis or at all (for example, 3% of cash rents in our office portfolio, 12% of cash rents in our retail portfolio and 1% of cash rents in our multifamily portfolio were uncollected during the 2020 Quarter, as of October 20, 2020), and increased credit losses;
•a complete or partial closure of one or more of our properties resulting from government or tenant action (as of October 28, 2020, all of our commercial properties are operating on a limited basis pursuant to local government orders, except for essential businesses);
•reductions in demand for commercial space in the Washington, D.C. metropolitan area and the inability to provide physical tours of either our commercial and multifamily spaces may result in our inability to renew leases, re-lease space as leases expire, or lease vacant space, particularly without concessions, or a decline in rental rates on new leases, particularly at our retail assets (approximately 2% of our office leases and 2% of our other leases are scheduled to expire in 2020);

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
•future delays in the supply of products, services or liquidity may negatively impact our ability to complete the development, redevelopment, renovations and lease-up of our buildings on schedule or for their original estimated cost;
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Note Purchase Agreement, dated as of September 29, 2020, by and amount Washington Real Estate Investment Trust and other parties named therein as Purchasers					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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
DATE: October 30, 2020