Form 10-Q
period 2021-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2021-04-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 26, 2021, 84,581,984 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2020 included in Washington Real Estate Investment Trust’s 2020 Annual Report on Form 10-K filed on February 16, 2021.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Land	$551,578	$551,578
Income producing property	2,443,104	2,432,039
	2,994,682	2,983,617
Accumulated depreciation and amortization	(775,691)	(749,014)
Net income producing property	2,218,991	2,234,603
Properties under development or held for future development	30,840	37,615
Total real estate held for investment, net	2,249,831	2,272,218
Cash and cash equivalents	3,017	7,700
Restricted cash	576	603
Rents and other receivables	59,396	58,257
Prepaid expenses and other assets	67,216	71,040
Total assets	$2,380,036	$2,409,818
Liabilities
Notes payable, net	$945,634	$945,370
Line of credit	33,000	42,000
Accounts payable and other liabilities	60,339	58,773
Dividend payable	25,424	25,361
Advance rents	6,642	7,215
Tenant security deposits	10,095	9,990
Total liabilities	1,081,134	1,088,709
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 84,564 and 84,409 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	846	844
Additional paid in capital	1,651,680	1,649,366
Distributions in excess of net income	(325,469)	(298,860)
Accumulated other comprehensive loss	(28,473)	(30,563)
Total shareholders’ equity	1,298,584	1,320,787
Noncontrolling interests in subsidiaries	318	322
Total equity	1,298,902	1,321,109
Total liabilities and equity	$2,380,036	$2,409,818

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue
Real estate rental revenue	$69,633	$76,792
Expenses
Real estate expenses	26,694	28,639
Depreciation and amortization	29,643	29,720
General and administrative expenses	5,604	6,337
	61,941	64,696
Real estate operating income	7,692	12,096
Other income (expense)
Interest expense	(10,123)	(10,845)
Gain on extinguishment of debt	—	468
Other income	1,284	—
	(8,839)	(10,377)
Net (loss) income	$(1,147)	$1,719

Basic net (loss) income per common share:	$(0.02)	$0.02
Diluted net (loss) income per common share:	$(0.02)	$0.02

Weighted average shares outstanding – basic	84,413	82,086
Weighted average shares outstanding – diluted	84,413	82,287

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(1,147)	$1,719
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	1,580	(34,567)
Reclassification of unrealized loss on interest rate derivatives to earnings	510	—
Comprehensive income (loss)	$943	$(32,848)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	84,409	$844	$1,649,366	$(298,860)	$(30,563)	$1,320,787	$322	$1,321,109
Net loss	—	—	—	(1,147)	—	(1,147)	—	(1,147)
Unrealized gain on interest rate hedges	—	—	—	—	1,580	1,580	—	1,580
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.30 per common share)	—	—	—	(25,462)	—	(25,462)	—	(25,462)
Equity issuances, net of issuance costs	24	—	467	—	—	467	—	467
Shares issued under Dividend Reinvestment Program	23	—	520	—	—	520	—	520
Share grants, net of forfeitures and tax withholdings	108	2	1,327	—	—	1,329	—	1,329
Balance, March 31, 2021	84,564	$846	$1,651,680	$(325,469)	$(28,473)	$1,298,584	$318	$1,298,902

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
Net income	—	—	—	1,719	—	1,719	—	1,719
Unrealized loss on interest rate hedges	—	—	—	—	(34,567)	(34,567)	—	(34,567)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends ($0.30 per common share)	—	—	—	(24,820)	—	(24,820)	—	(24,820)
Equity issuances, net of issuance costs	46	1	1,241	—	—	1,242	—	1,242
Shares issued under Dividend Reinvestment Program	35	—	921	—	—	921	—	921
Share grants, net of forfeitures and tax withholdings	135	1	1,593	—	—	1,594	—	1,594
Balance, March 31, 2020	82,315	$823	$1,596,242	$(206,506)	$(32,744)	$1,357,815	$333	$1,358,148

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(1,147)	$1,719
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,643	29,720
Credit losses on lease related receivables	1,043	923
Share-based compensation expense	1,664	1,778
Net amortization of debt premiums, discounts and related financing costs	1,112	645
Gain on extinguishment of debt	—	(468)
Changes in operating other assets	(1,619)	895
Changes in operating other liabilities	6,543	(6,352)
Net cash provided by operating activities	37,239	28,860
Cash flows from investing activities
Capital improvements to real estate	(4,032)	(10,846)
Development in progress	(4,161)	(9,402)
Non-real estate capital improvements	(7)	(94)
Net cash used in investing activities	(8,200)	(20,342)
Cash flows from financing activities
Line of credit borrowings, net	(9,000)	92,000
Dividends paid	(25,398)	(49,485)
Principal payments – mortgage notes payable	—	(46,567)
Distributions to noncontrolling interests	(4)	(3)
Proceeds from dividend reinvestment program	520	921
Net proceeds from equity issuances	467	1,241
Payment of tax withholdings for restricted share awards	(334)	(141)
Net cash used in financing activities	(33,749)	(2,034)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,710)	6,484
Cash, cash equivalents and restricted cash at beginning of period	8,303	14,751
Cash, cash equivalents and restricted cash at end of period	$3,593	$21,235

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,345	$5,133
Change in accrued capital improvements and development costs	(3,844)	4,851

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,017	$20,601
Restricted cash	576	634
Cash, cash equivalents and restricted cash	$3,593	$21,235

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains to our shareholders) on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of both March 31, 2021 and December 31, 2020, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of WashREIT, our majority-owned subsidiaries and entities in which WashREIT has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Within these notes to the financial statements, we refer to the three months ended March 31, 2021 and March 31, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively.

Restricted Cash

Restricted cash includes funds held in escrow for tenant security deposits.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of March 31, 2021, we have invested $28.9 million, including the cost of acquired land, in a multifamily development adjacent to Riverside Apartments. In addition, in our multifamily and office segments, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use. We placed the remainder of the Trove development costs into service during the 2021 Quarter.

Properties Sold and Held for Sale

We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties and to make occasional sales of properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be reinvested into other properties, used to fund development operations or to support other corporate needs or distributed to our shareholders. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

We did not sell or classify any properties as held for sale during the 2021 Quarter. We sold our interests in the following properties during 2020:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands)
April 21, 2020	John Marshall II	Office	223,000	$57,000	$(6,855)
December 2, 2020	Monument II	Office	207,000	53,000	(8,595)
December 17, 2020	1227 25th Street NW	Office	135,000	53,500	1,125
		Total 2020	565,000	$163,500	$(14,325)

We have fully transferred control of the assets associated with these disposed properties and do not have continuing involvement in their operations.

As of March 31, 2021, we assessed certain properties for impairment and did not recognize any impairment charges during the 2021 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of March 31, 2021. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

During the first quarter of 2018, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”), the continuation of an existing $150.0 million unsecured term loan (“2015 Term Loan”) and an additional $250.0 million unsecured term loan (“2018 Term Loan”). In the fourth quarter of 2020, we repaid all $150.0 million of borrowings on the 2015 Term Loan. The Revolving Credit Facility has a four-year term ending in March 2022, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans.

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2021, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 0.11% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2021 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(33,000)
Unused and available	$667,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2021 Quarter as follows (in thousands):

Balance at December 31, 2020	$42,000
Borrowings	27,000
Repayments	(36,000)
Balance at March 31, 2021	$33,000

NOTE 5: DERIVATIVE INSTRUMENTS

On July 22, 2016, we entered into two forward interest rate swap arrangements with a total notional amount of $150.0 million to swap the floating interest rate under the $150.0 million 2016 Term Loan to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the scheduled maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan then effectively fix the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan has an all-in fixed interest rate of 2.87%.

In November 2019, we entered into four forward interest rate swap arrangements, each effective as of April 1, 2020 (“2020 Forward Swaps”) with a total notional amount of $200.0 million to reduce our exposure to adverse fluctuations in interest rates on future fixed-rate debt to replace all $250.0 million of our 4.95% 10-year unsecured notes that were scheduled to mature in October 2020. In April 2020, we used borrowings from our Revolving Credit Facility to prepay all $250.0 million of our 4.95% 10-year unsecured notes without penalty. In September 2020, in conjunction with the entry into the note purchase agreement to issue $350.0 million aggregate principal amount of 3.44% senior unsecured 10-year notes payable (the “Green Bonds”), we terminated the 2020 Forward Swaps. At the time of termination, the 2020 Forward Swaps had a liability fair value of $20.4 million, which will be amortized as interest expense over the 10-year term of the Green Bonds. On October 2, 2020, we paid the $20.4 million liability associated with the termination of the 2020 Forward Swaps.

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
The fair values of the interest rate swaps as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

				Fair Value
				Derivative Liabilities
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2021	December 31, 2020
Interest rate swaps	$150,000	March 31, 2017	July 21, 2023	$(3,263)	$(4,009)
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(5,411)	(6,246)
				$(8,674)	$(10,255)

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

	Three Months Ended March 31,
	2021	2020
Unrealized gain (loss) on interest rate hedges	1,580	(34,567)

Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss reclassified from Accumulated other comprehensive loss into interest expense	$510	$—

During the next twelve months, we estimate that an additional $6.1 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2021, we did not have any derivatives in an asset position and the fair value of the derivative liabilities, including accrued interest, was $8.7 million. As of March 31, 2021, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2021 and December 31, 2020 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate swaps (see note 5).

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

The fair values of these assets and liabilities at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,191	$—	$2,191	$—	$2,433	$—	$2,433	$—
Liabilities:
Interest rate swaps	$(8,674)	$—	$(8,674)	$—	$(10,255)	$—	$(10,255)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2021 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2021 and December 31, 2020, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$3,017	$3,017	$7,700	$7,700
Restricted cash	576	576	603	603
Line of credit	33,000	33,000	42,000	42,000
Notes payable, net	945,634	974,595	945,370	978,678

NOTE 7: STOCK BASED COMPENSATION

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $1.7 million and $1.8 million for the 2021 Quarter and 2020 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.0 million and $0.4 million for the 2021 Quarter and 2020 Quarter, respectively.

The total unvested restricted share awards at March 31, 2021 was 463,100 shares, which had a weighted average grant date fair value of $28.36 per share. As of March 31, 2021, the total compensation cost related to unvested restricted share awards was $9.2 million, which we expect to recognize over a weighted average period of 23 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(1,147)	$1,719
Allocation of distributed earnings to unvested restricted share awards	(139)	(151)
Adjusted net (loss) income	$(1,286)	$1,568
Denominator:
Weighted average shares outstanding – basic	84,413	82,086
Effect of dilutive securities:
Employee restricted share awards	—	189
Operating partnership units	—	12
Weighted average shares outstanding – diluted	84,413	82,287

Basic net (loss) income per common share	$(0.02)	$0.02
Diluted net (loss) income per common share	$(0.02)	$0.02

Dividends declared per common share	$0.30	$0.30

NOTE 9: SEGMENT INFORMATION

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three months ended March 31, 2021 and 2020 from these segments, and reconcile net operating income of our reportable segments to net (loss) income as reported (in thousands):

	Three Months Ended March 31, 2021
	Multifamily	Office	Corporate and Other	Consolidated
Real estate rental revenue	$36,132	$28,599	$4,902	$69,633
Real estate expenses	15,172	10,117	1,405	26,694
Net operating income	$20,960	$18,482	$3,497	$42,939
Depreciation and amortization				(29,643)
General and administrative expenses				(5,604)
Interest expense				(10,123)
Other income				1,284
Net loss				$(1,147)
Capital expenditures	$3,737	$172	$130	$4,039
Total assets	$1,322,738	$927,757	$129,541	$2,380,036

	Three Months Ended March 31, 2020
	Multifamily	Office	Corporate and Other	Consolidated
Real estate rental revenue	$36,578	$35,670	$4,544	$76,792
Real estate expenses	13,985	13,317	1,337	28,639
Net operating income	$22,593	$22,353	$3,207	$48,153
Depreciation and amortization				(29,720)
General and administrative expenses				(6,337)
Interest expense				(10,845)
Gain on extinguishment of debt				468
Net income				$1,719
Capital expenditures	$3,469	$7,088	$383	$10,940
Total assets	$1,339,925	$1,130,013	$152,682	$2,622,620

NOTE 10: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Amended Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement,” together with the Amended Equity Distribution Agreements, the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements and the Original Equity Distribution Agreements, respectively, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Issuance of common shares	24	47
Weighted average price per share	$22.06	$31.07
Net proceeds	$467	$1,241

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Issuance of common shares	23	35
Weighted average price per share	$22.07	$26.96
Net proceeds	$520	$921

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021.

We refer to the three months ended March 31, 2021 and March 31, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors continues to be the adverse effect of the COVID-19 virus, including any variants and mutations thereof, the actions taken to contain the pandemic or mitigate the impact of COVID-19, and the direct and indirect economic effects of the pandemic and containment measures. The extent to which COVID-19 continues to impact WashREIT and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the continued speed and success of the vaccine rollout, effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and their efficacy against emerging variants of COVID-19, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the greater Washington metro region; the risk of failure to enter into and/or complete potential acquisitions and dispositions, at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our tenants; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; the risks related to our organizational structure and limitations of stock ownership; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2020 Form 10-K filed on February 16, 2021. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2021 Quarter to the 2020 Quarter.

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

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store”. Same-store properties include properties that were owned for the entirety of the years being compared, and exclude properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. We define development properties as those for which we have planned or ongoing major construction activities on existing or acquired land pursuant to an authorized development plan. We consider a property's development activities to be complete when the property is ready for its intended use. The property is categorized as same-store when it has been ready for its intended use for the entirety of the years being compared. We define redevelopment properties as those for which we have planned or ongoing significant development and construction activities on existing or acquired buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. We categorize a redevelopment property as same-store when redevelopment activities have been complete for the majority of each year being compared.

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington metro region. As of March 31, 2021 we owned a diversified portfolio of 43 properties, totaling approximately 3.4 million square feet of commercial space and 7,059 multifamily units, and land held for development. These 43 properties consisted of 22 multifamily properties, 13 office properties and 8 retail centers.

Outlook

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency concerning COVID-19. The COVID-19 pandemic caused state and local governments within the Washington metro region to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate and/or the types of construction projects that may continue.

While the COVID-19 pandemic had a significant impact on the 2021 Quarter, as of April 23, 2021, we collected 99% and 97% of office and retail cash rent, respectively, during the 2021 Quarter, excluding the impact of contractual rent deferral agreements. The effects of COVID-19 on our commercial tenants did not result in an increase in credit losses for the 2021 Quarter compared to the 2020 Quarter. As of April 23, 2021, we have $0.7 million and $0.9 million of deferred rent outstanding, net of repayments, from our office segment and retail properties, respectively. We continue to monitor and communicate with our commercial tenants to assess their needs and ability to pay rent.

At our multifamily properties, as of April 23, 2021, we collected 98% of cash rent during the 2021 Quarter, excluding rent that has been deferred. Deferred rent outstanding, net of repayments, from our multifamily tenants is less than $0.1 million. The effects of COVID-19 on our multifamily tenants have been reflected in an increase in credit losses of $0.3 million and led to a decline in rental rates during the 2021 Quarter compared to the 2020 Quarter. We expect our ability to increase rental rates to be limited until the economic disruption of the pandemic subsides.

We had a decline in average occupancy of approximately 160 basis points during the 2021 Quarter compared to the 2020 Quarter, excluding Trove, which began lease-up in the first quarter of 2020. The effects of the COVID-19 pandemic have also impacted our ability to lease up available commercial space as lease decisions have been slower for prospective tenants than in previous years as they re-evaluate re-entry and space plans. New gross leasing square footage declined by 53% for commercial space during the 2021 Quarter compared to the 2020 Quarter. As of March 31, 2021, we had approximately 490,000 square feet of vacant commercial space and approximately 200,000 square feet of commercial lease expirations scheduled for 2021.

We expect the COVID-19 outbreak, including any variants and mutations thereof, to continue to affect our financial condition and results of operations during 2021, including but not limited to real estate rental revenues, credit losses and leasing activity. Given our concentration in the Washington metro region, our entire existing portfolio could be impacted at the same time by quarantines, shelter-in-place rules and various other restrictions imposed or re-imposed in response to a surge in COVID-19 cases. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost-saving initiatives across our portfolio. Due to the uncertainty of the future impacts of the COVID-19 pandemic and the speed of the vaccine rollout in the Washington metro region, the extent of the financial impact remains difficult to reasonably estimate.

New legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic. We have evaluated and will continue to evaluate the relief options available, or that become available in the future, such as the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”), or other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the available relief options contain restrictions on future business activities that require careful evaluation and consideration, including the ability to repurchase shares and pay dividends. We will continue to assess these options and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve. The legislation did not have a material impact on our results of operations for the 2021 and 2020 Quarters.

Operating Results

Net (loss) income, NOI and NAREIT FFO for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net (loss) income	$(1,147)	$1,719	$(2,866)	(166.7)%
NOI (1)	$42,939	$48,153	$(5,214)	(10.8)%
NAREIT FFO (2)	$28,496	$31,439	$(2,943)	(9.4)%
______________________________
(1) See page 23 of the MD&A for a reconciliation of NOI to net income.
(2) See page 30 of the MD&A for a reconciliation of NAREIT FFO to net income.

The decrease in net income is primarily due to lower NOI ($5.2 million) in the 2021 Quarter and a gain on extinguishment of debt ($0.5 million) in the 2020 Quarter, partially offset by a gain on the settlement of litigation ($1.3 million), lower interest expense ($0.7 million) and lower general and administrative expenses ($0.7 million) in the 2021 Quarter.

The lower NOI is primarily due to lower NOI from same-store properties ($3.0 million) during 2021 and the sales of John Marshall II ($1.1 million), Monument II ($0.9 million) and 1227 25th Street ($0.7 million) during 2020, partially offset by placing Trove, a multifamily development, into service during 2020 ($0.4 million). The lower same-store NOI is explained in further detail beginning on page 23 (Results of Operations - 2021 Quarter Compared to 2020 Quarter). Same-store ending occupancy for our portfolio decreased to 90.9% as of March 31, 2021 from 92.4% as of March 31, 2020, due to lower occupancy across the portfolio resulting from the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to lower NOI ($5.2 million) in the 2021 Quarter and a gain on extinguishment of debt ($0.5 million) in the 2020 Quarter, partially offset by a gain on the settlement of litigation ($1.3 million), lower interest expense ($0.7 million) and lower general and administrative expenses ($0.7 million) in the 2021 Quarter.

Investment and Financing Activity

As of March 31, 2021, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of April 26, 2021, our Revolving Credit Facility has a borrowing capacity of $629.0 million.

Capital Requirements

We have no debt maturities until the fourth quarter of 2022. We expect to have additional capital requirements as set forth on page 31 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2021 Quarter and 2020 Quarter. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during 2020 (see note 3 to the consolidated financial statements). Additionally, the COVID-19 pandemic adversely impacted our operating results for the 2021 Quarter, and we expect that the COVID-19 outbreak will continue to adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous other factors, many of which are outside of our control, as discussed under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021.
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

2021 Quarter Compared to 2020 Quarter

The following table reconciles NOI to net (loss) income and provides the basis for our discussion of our consolidated results of operations and NOI in the 2021 Quarter compared to the 2020 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Development/ Re-development (1)		Held for Sale or Sold (2)		Consolidated
	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Real estate rental revenue	$68,657	$72,099	$(3,442)	(4.8)%	$976	$37	$—	$4,656	$69,633	$76,792	$(7,159)	(9.3)%
Real estate expenses	25,927	26,399	(472)	(1.8)%	767	247	—	1,993	26,694	28,639	(1,945)	(6.8)%
NOI	$42,730	$45,700	$(2,970)	(6.5)%	$209	$(210)	$—	$2,663	$42,939	$48,153	$(5,214)	(10.8)%
Reconciliation to net (loss) income:
Depreciation and amortization									(29,643)	(29,720)	77	(0.3)%
General and administrative expenses									(5,604)	(6,337)	733	(11.6)%
Interest expense									(10,123)	(10,845)	722	(6.7)%
Other income									1,284	—	1,284
Gain on extinguishment of debt									—	468	(468)	(100.0)%
Net (loss) income									$(1,147)	$1,719	$(2,866)	(166.7)%
 ______________________________
1.Development/redevelopment:
Multifamily - Trove

2.Sold (classified as continuing operations):
2020 Office - John Marshall II, Monument II and 1227 25th Street

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

Real estate rental revenue from same-store properties for the three months ended March 31, 2021 and 2020 by segment was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Multifamily	$35,156	$36,541	$(1,385)	(3.8)%
Office	28,599	31,014	(2,415)	(7.8)%
Other	4,902	4,544	358	7.9%
Total same-store real estate rental revenue	$68,657	$72,099	$(3,442)	(4.8)%
•Multifamily: Decrease primarily due to lower rental revenue ($1.0 million), higher rent abatements ($0.4 million) and higher credit losses ($0.3 million). These were partially offset by higher recoveries ($0.2 million) and termination fees ($0.1 million).
•Office: Decrease primarily due to lower parking income ($0.8 million), lower termination fees ($0.6 million), higher credit losses ($0.4 million), lower rental revenue ($0.3 million), lower reimbursements ($0.1 million) and lower specialty leasing ($0.1 million). The lower parking income and higher credit losses were primarily due to the COVID-19 pandemic.

Real estate rental revenue from development properties increased due to placing into service the Trove development ($0.9 million). We placed the remainder of the Trove development costs into service during the 2021 Quarter.

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to the sale of John Marshall II ($1.8 million) during the second quarter of 2020 and sales of Monument II ($1.5 million) and 1227 25th Street ($1.4 million) during the fourth quarter of 2020.

Ending occupancy for properties classified as continuing operations by segment for the 2021 Quarter and 2020 Quarter was as follows:

	March 31, 2021			March 31, 2020			(Decrease) increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	94.9%	44.1%	92.0%	95.1%	3.0%	89.9%	(0.2)%	41.1%	2.1%
Office	83.3%	N/A	83.3%	86.8%	94.9%	88.1%	(3.5)%	N/A	(4.8)%
Other	87.4%	N/A	87.4%	91.1%	N/A	91.1%	(3.7)%	N/A	(3.7)%
Total	90.9%	44.1%	89.5%	92.4%	62.9%	89.9%	(1.5)%	(18.8)%	(0.4)%

•Multifamily: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at our DC rent-controlled properties (3801 Connecticut Avenue and The Kenmore), partially offset by higher ending occupancy at The Maxwell and Park Adams.
•Office: Decrease in same-store ending occupancy was primarily due to lower ending occupancy at 2000 M Street, Silverline Center, 515 King Street, 1901 Pennsylvania Avenue and 1140 Connecticut Avenue, partially offset by higher ending occupancy at 1220 19th Street.

During the 2021 Quarter, we executed new and renewal leases in our office segment as follows:

	Square Feet (in thousands)	Average Rental Rate (per square foot)	% Rental Rate Increase	Leasing Costs (1) (per square foot)	Free Rent (weighted average months)
Office	86	$57.71	6.1%	$14.67	2.7
 ______________________________
(1) Consists of tenant improvements and leasing commissions.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2021 Quarter and 2020 Quarter were 38.3% and 37.3%, respectively.

Real estate expenses from same-store properties for the three months ended March 31, 2021 and 2020 by segment were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Multifamily	$14,405	$13,738	$667	4.9%
Office	10,117	11,324	(1,207)	(10.7)%
Other	1,405	1,337	68	5.1%
Total same-store real estate expenses	$25,927	$26,399	$(472)	(1.8)%

•Multifamily: Increase primarily due to higher contract maintenance ($0.2 million), utilities ($0.2 million), repairs and maintenance ($0.1 million) and insurance ($0.1 million) expenses.
•Office: Decrease primarily due to lower administrative ($0.5 million), utilities ($0.4 million) and repairs and maintenance ($0.3 million) expenses.

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the dispositions of Monument II ($1.0 million) and 1227 25th Street ($0.4 million) in the fourth quarter of 2020 and lower depreciation and amortization at same-store properties ($0.1 million). These decreases were partially offset by placing into service a portion of the Trove development ($1.4 million).
General and administrative expenses: Decrease primarily due to lower professional fees ($0.5 million) and lower recruitment expense ($0.1 million) during the 2021 Quarter.

Interest Expense: Interest expense by debt type for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2021	2020	$ Change	% Change
Notes payable	$9,486	$10,159	$(673)	(6.6)%
Mortgage notes payable	—	172	(172)	(100.0)%
Line of credit	845	1,398	(553)	(39.6)%
Capitalized interest	(208)	(884)	676	(76.5)%
Total	$10,123	$10,845	$(722)	(6.7)%

•Notes payable: Decrease primarily due to prepayment of all $250.0 million of our 4.95% Senior Notes in April 2020 and prepayment of our $150.0 million 2015 Term Loan in December 2020, partially offset by the $350.0 million Green Bonds executed in December 2020.
•Mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.
•Line of credit: Decrease primarily due to lower weighted average interest rate of 1.1% and lower weighted average borrowings of $58.2 million in 2021 Quarter, as compared to 2.6% and $108.3 million during the 2020 Quarter.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove.

Gain on extinguishment of debt: We recognized a $0.5 million gain on extinguishment of debt during 2020 Quarter related to the prepayment of the mortgage note secured by Yale West Apartments.

Other income: We recognized $1.3 million in other income related to a legal settlement during the 2021 Quarter.

Liquidity and Capital Resources

In light of local and global economic uncertainty as a result of COVID-19, ensuring adequate liquidity is critical. We believe we have access to adequate resources to meet the needs of our existing operations, mandatory capital expenditures, dividend payments and working capital, to the extent not funded by cash provided by operating activities. However, we expect the COVID-19 pandemic to continue to adversely impact our future operating cash flows. Such adverse impacts include the inability of some of our tenants to pay their rent on time or at all, longer lease-up periods for both anticipated and unanticipated vacancies, temporary rental rate freezes and contractual rent deferral arrangements.

Due to our remaining borrowing capacity on our Revolving Credit Facility and the fact that we do not have any debt maturing until the fourth quarter of 2022, we believe we have adequate liquidity to meet any major capital needs and commitments for the remainder of 2021.

Capital Requirements

As of the end of the 2021 Quarter, we summarize our full-year 2021 capital requirements as follows:
•Funding dividends and distributions to our shareholders;
•Approximately $42.5 - $47.5 million to invest in our existing portfolio of operating assets, including approximately $10.0 - $15.0 million to fund tenant-related capital requirements and leasing commissions;
•Approximately $5.0 - $7.5 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2021, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2021. However, as a result of the uncertainty of the future impacts of the COVID-19 pandemic, general market conditions in the greater Washington metro region, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2021	$—		$—		$—	—%
2022	300,000		—		300,000	4.0%
2023	250,000	(1)	33,000	(2)	283,000	2.7%
2024	—		—		—	—%
2025	—		—		—	—%
2026	—		—		—	—%
Thereafter	400,000	(3)	—		400,000	4.5%
Scheduled principal payments	$950,000		$33,000		$983,000	3.8%
Net premiums/discounts	(408)		—		(408)
Loan costs, net of amortization	(3,958)		—		(3,958)
Total	$945,634		$33,000		$978,634	3.8%
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
(2)    Maturity date for credit facility of March 2023 assumes election of option for two additional 6-month periods.
(3)    The closing and full funding of the $350.0 million 10-year 3.44% Green Bonds occurred on December 17, 2020. The Green Bonds have an all-in fixed interest rate of 4.09%.

The weighted average maturity for our debt is 5.0 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of March 31, 2021, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 84.6 million shares were outstanding at March 31, 2021.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Amended Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement,” together with the Amended Equity Distribution Agreements, the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements and the Original Equity Distribution Agreements, respectively, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Issuance of common shares	24	47
Weighted average price per share	$22.06	$31.07
Net proceeds	$467	$1,241

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the 2021 Quarter and 2020 Quarter were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Issuance of common shares	23	35
Weighted average price per share	$22.07	$26.96
Net proceeds	$520	$921

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2021, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Net cash provided by operating activities	$37,239	$28,860	$8,379	29.0%
Net cash used in investing activities	(8,200)	(20,342)	12,142	(59.7)%
Net cash used in financing activities	(33,749)	(2,034)	(31,715)	1,559.2%

Net cash provided by operating activities increased primarily due to timing differences on the payment of certain liabilities and lower interest payments in the 2021 Quarter.

Net cash used in investing activities decreased primarily due to lower expenditures on capital improvements to real estate and lower expenditures on development during the 2021 Quarter.

Net cash used in financing activities increased primarily due to lower net borrowings on the Revolving Credit Facility in the 2021 Quarter, partially offset by the prepayment of the mortgage note secured by Yale West during the 2020 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2021 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. In its 2018 NAREIT FFO Whitepaper Restatement, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defined NAREIT FFO as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties; impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for equity REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net (loss) income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(1,147)	$1,719
Adjustments:
Depreciation and amortization	29,643	29,720
NAREIT FFO	$28,496	$31,439

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2021. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on March 31, 2021 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal	$—	$300,000	$250,000	$—	$—	$400,000	$950,000	$974,595
Interest payments	$26,997	$37,218	$22,177	$17,995	$17,995	$87,364	$209,746
Interest rate on debt maturities	—%	4.0%	2.7%	—%	—%	4.5%	3.8%
Unsecured variable rate debt (2)
Principal	$—	$—	$33,000	$—	$—	$—	$33,000	$33,000
Variable interest rate on debt maturities			1.1%				1.1%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2021 and December 31, 2020 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2021	December 31, 2020
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$(2,173)	$(2,671)
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(1,090)	(1,338)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,353)	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,353)	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,353)	(1,561)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,352)	(1,561)
$250,000					$(8,674)	$(10,255)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2021 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 -January 31, 2021	—	$—	N/A	N/A
February 1 - February 28, 2021	12,940	23.45	N/A	N/A
March 1 - March 31, 2021	—	—	N/A	N/A
Total	12,940	$23.45	N/A	N/A
______________________________
(1)    Represents restricted shares surrendered by employees to WashREIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/16/2021
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: April 29, 2021