Form 10-Q
period 2021-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2021-08-03
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 28, 2021, 84,607,533 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2021	December 31, 2020

Assets
Land	$301,709	$301,709
Income producing property	1,490,975	1,473,335
	1,792,684	1,775,044
Accumulated depreciation and amortization	(367,519)	(335,006)
Net income producing property	1,425,165	1,440,038
Properties under development or held for future development	30,065	36,494
Total real estate held for investment, net	1,455,230	1,476,532
Investment in real estate held for sale, net	779,121	795,687
Cash and cash equivalents	5,435	7,697
Restricted cash	595	593
Rents and other receivables	12,916	9,725
Prepaid expenses and other assets	28,297	29,587
Other assets related to properties held for sale	86,811	89,997
Total assets	$2,368,405	$2,409,818
Liabilities
Notes payable, net	$945,905	$945,370
Line of credit	43,000	42,000
Accounts payable and other liabilities	47,897	44,067
Dividend payable	25,474	25,361
Advance rents	1,572	2,461
Tenant security deposits	4,374	4,221
Other liabilities related to properties held for sale	23,748	25,229
Total liabilities	1,091,970	1,088,709
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 84,590 and 84,409 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	846	844
Additional paid in capital	1,654,409	1,649,366
Distributions in excess of net income	(357,934)	(298,860)
Accumulated other comprehensive loss	(21,200)	(30,563)
Total shareholders’ equity	1,276,121	1,320,787
Noncontrolling interests in subsidiaries	314	322
Total equity	1,276,435	1,321,109
Total liabilities and equity	$2,368,405	$2,409,818
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Real estate rental revenue	$41,297	$43,757	$81,904	$89,500
Expenses
Real estate expenses	16,230	16,588	32,684	34,046
Depreciation and amortization	17,303	17,372	34,290	34,619
General and administrative expenses	6,325	5,296	11,929	11,633
Transformation costs	3,780	—	3,780	—
	43,638	39,256	82,683	80,298
Loss on sale of real estate	—	(7,539)	—	(7,539)
Real estate operating income	(2,341)	(3,038)	(779)	1,663
Other income (expense)
Interest expense	(10,158)	(8,751)	(20,281)	(19,596)
(Loss) gain on extinguishment of debt	—	(206)	—	262
Loss on interest rate derivatives	(5,760)	—	(5,760)	—
Other income	1,522	—	2,806	—
	(14,396)	(8,957)	(23,235)	(19,334)
Loss from continuing operations	(16,737)	(11,995)	(24,014)	(17,671)
Discontinued operations:
Income from operations of properties sold or held for sale	9,745	6,589	15,875	13,984
Net loss	$(6,992)	$(5,406)	$(8,139)	$(3,687)

Basic net (loss) income per share:
Continuing operations	$(0.20)	$(0.15)	$(0.29)	$(0.22)
Discontinued operations	0.12	0.08	0.19	0.17
Basic net loss per common share	$(0.08)	$(0.07)	$(0.10)	$(0.05)

Diluted net (loss) income per share:
Continuing operations	$(0.20)	$(0.15)	$(0.29)	$(0.22)
Discontinued operations	0.12	0.08	0.19	0.17
Diluted net loss per common share	$(0.08)	$(0.07)	$(0.10)	$(0.05)

Weighted average shares outstanding – basic	84,461	82,153	84,437	82,120
Weighted average shares outstanding – diluted	84,461	82,153	84,437	82,120

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,992)	$(5,406)	$(8,139)	$(3,687)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	1,004	(1,789)	2,584	(36,356)
Reclassification of unrealized loss on interest rate derivatives to earnings	6,269	—	6,779	—
Comprehensive income (loss)	$281	$(7,195)	$1,224	$(40,043)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	84,409	$844	$1,649,366	$(298,860)	$(30,563)	$1,320,787	$322	$1,321,109
Net loss	—	—	—	(8,139)	—	(8,139)	—	(8,139)
Unrealized gain on interest rate hedges	—	—	—	—	2,584	2,584	—	2,584
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	1,019	1,019	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends ($0.60 per common share)	—	—	—	(50,935)	—	(50,935)	—	(50,935)
Equity issuances, net of issuance costs	24	—	467	—	—	467	—	467
Shares issued under Dividend Reinvestment Program	45	—	1,009	—	—	1,009	—	1,009
Share grants, net of forfeitures and tax withholdings	112	2	3,567	—	—	3,569	—	3,569
Balance, June 30, 2021	84,590	$846	$1,654,409	$(357,934)	$(21,200)	$1,276,121	$314	$1,276,435

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
Net loss	—	—	—	(3,687)	—	(3,687)	—	(3,687)
Unrealized loss on interest rate hedges	—	—	—	—	(36,356)	(36,356)	—	(36,356)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends ($0.60 per common share)	—	—	—	(49,581)	—	(49,581)	—	(49,581)
Equity issuances, net of issuance costs	46	1	1,241	—	—	1,242	—	1,242
Shares issued under Dividend Reinvestment Program	41	—	1,065	—	—	1,065	—	1,065
Share grants, net of forfeitures and tax withholdings	141	1	3,827	—	—	3,828	—	3,828
Balance, June 30, 2020	82,327	$823	$1,598,620	$(236,673)	$(34,533)	$1,328,237	$329	$1,328,566

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2021	84,564	$846	$1,651,680	$(325,469)	$(28,473)	$1,298,584	$318	$1,298,902
Net loss	—	—	—	(6,992)	—	(6,992)	—	(6,992)
Unrealized loss on interest rate hedges	—	—	—	—	1,004	1,004	—	1,004
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.30 per common share)	—	—	—	(25,473)	—	(25,473)	—	(25,473)
Shares issued under Dividend Reinvestment Program	22	—	489	—	—	489	—	489
Share grants, net of share grant amortization and forfeitures	4	—	2,240	—	—	2,240	—	2,240
Balance, June 30, 2021	84,590	$846	$1,654,409	$(357,934)	$(21,200)	$1,276,121	$314	$1,276,435

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2020	82,315	$823	$1,596,242	$(206,506)	$(32,744)	$1,357,815	$333	$1,358,148
Net loss	—	—	—	(5,406)	—	(5,406)	—	(5,406)
Unrealized gain on interest rate hedges	—	—	—	—	(1,789)	(1,789)	—	(1,789)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.30 per common share)	—	—	—	(24,761)	—	(24,761)	—	(24,761)
Shares issued under dividend reinvestment program	6	—	144	—	—	144	—	144
Share grants, net of forfeitures and tax withholdings	6	—	2,234	—	—	2,234	—	2,234
Balance, June 30, 2020	82,327	$823	$1,598,620	$(236,673)	$(34,533)	$1,328,237	$329	$1,328,566

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,139)	$(3,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,194	59,319
Credit losses on lease related receivables	1,337	2,271
Loss on sale of real estate	—	7,539
Share-based compensation expense	3,750	3,783
Net amortization of debt premiums, discounts and related financing costs	2,227	1,314
Loss on interest rate derivatives	5,760	—
Gain on extinguishment of debt	—	(262)
Changes in operating other assets	(6,071)	(4,482)
Changes in operating other liabilities	8,564	(14,613)
Net cash provided by operating activities	64,622	51,182
Cash flows from investing activities
Net cash received for sale of real estate	—	56,353
Capital improvements to real estate	(10,370)	(25,452)
Development in progress	(7,794)	(18,646)
Non-real estate capital improvements	(31)	(124)
Net cash (used in) provided by investing activities	(18,195)	12,131
Cash flows from financing activities
Line of credit borrowings, net	1,000	125,000
Dividends paid	(50,821)	(49,485)
Principal payments – mortgage notes payable	—	(46,567)
Repayments of unsecured notes payable	—	(250,000)
Proceeds from term loan	—	150,000
Payment of financing costs	—	(560)
Distributions to noncontrolling interests	(7)	(7)
Proceeds from dividend reinvestment program	1,009	1,065
Net proceeds from equity issuances	467	1,241
Payment of tax withholdings for restricted share awards	(335)	(150)
Net cash used in financing activities	(48,687)	(69,463)
Net decrease in cash, cash equivalents and restricted cash	(2,260)	(6,150)
Cash, cash equivalents and restricted cash at beginning of period	8,290	14,751
Cash, cash equivalents and restricted cash at end of period	$6,030	$8,601

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,038	$21,380
Change in accrued capital improvements and development costs	(4,697)	3,687
Dividend payable	25,474	24,760

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,435	$7,971
Restricted cash	595	630
Cash, cash equivalents and restricted cash	$6,030	$8,601

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income producing real estate properties in the greater Washington, DC metro region. We own a portfolio of multifamily and commercial (office and retail) properties. Within these notes to the financial statements, we refer to the three months ended June 30, 2021 and June 30, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively, and the six months ended June 30, 2021 and June 30, 2020 as the “2021 Period” and the “2020 Period,” respectively. During the 2021 Quarter, we executed a purchase and sale agreement for the sale of twelve office properties (see note 3). Subsequent to the 2021 Quarter, we executed a purchase and sale agreement for the sale of all of our remaining eight retail properties (see note 3). Both these office and retail properties met the criteria for classification as held for sale as of June 30, 2021 and are classified as discontinued operations. The remaining office property, Watergate 600, does not meet the qualitative or quantitative criteria for a reportable segment (see note 9). The retail properties have not been a reportable segment since 2019. The dispositions of office and retail properties are part of a strategic shift away from the commercial sector to the multifamily sector which simplifies our portfolio to one reportable segment (multifamily) (the “strategic transformation”).

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of both June 30, 2021 and December 31, 2020, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

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

Transformation Costs

Transformation costs include costs related to the strategic transformation, including consulting, advisory and termination benefits. As of June 30, 2021, $3.4 million is accrued and included in Accounts payable and other liabilities on the Consolidated Balance Sheets.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of June 30, 2021, we have invested $29.1 million, including the cost of acquired land, in a multifamily development adjacent to Riverside Apartments. In addition, in our multifamily segment, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use. We placed the remainder of the Trove development costs into service during the first quarter of 2021.

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

We classified as held for sale or sold the following properties during 2021 and 2020:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands) (1)
July 26, 2021	Office Portfolio (2)	Office	2,370,000	$766,000
N/A (3)	Retail Portfolio (4)	Retail	693,000	168,314
		Total 2021	3,063,000	$934,314

April 21, 2020	John Marshall II	Office	223,000	$57,000	$(6,855)
December 2, 2020	Monument II	Office	207,000	53,000	(8,595)
December 17, 2020	1227 25th Street NW	Office	135,000	53,500	1,125
		Total 2020	565,000	$163,500	$(14,325)
______________________________
(1)         Amount determined and disclosed in the quarter of disposition.
(2)     Consists of twelve office properties: 1901 Pennsylvania Avenue, 515 King Street, 1220 19th Street, 1600 Wilson Boulevard, Silverline Center, Courthouse Square, 2000 M Street, 1140 Connecticut Avenue, Army Navy Club, 1775 Eye Street, Fairgate at Ballston and Arlington Tower.
(3)    Disposition of the Retail Portfolio is expected to occur in the third quarter of 2021.
(4)    Consists of eight retail properties: Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village.

We have fully transferred control of the assets associated with assets sold in 2020 and do not have continuing involvement in their operations.

In June 2021, we entered into a purchase and sale agreement with a single buyer to sell the Office Portfolio for a purchase price of $766.0 million. As of June 30, 2021, the properties in the Office Portfolio met the criteria for classification as held for sale. We closed on the sale of the Office Portfolio on July 26, 2021.

In June 2021, we executed a letter of intent to sell the Retail Portfolio. As of June 30, 2021, we expected to enter into a purchase and sale agreement and receive a non-refundable deposit from the potential buyer of the Retail Portfolio in July 2021. As of June 30, 2021, the Retail Portfolio met the criteria for classification as held for sale. Subsequent to the 2021 Quarter, we executed a purchase and sale agreement for the sale of our remaining eight retail properties for a purchase price of $168.3 million and received a non-refundable deposit of $6.7 million from the potential buyer. The closing of the Retail Portfolio is subject to customary closing conditions, however no assurance can be given that the sale will be completed.

The disposition of the Office Portfolio and expected disposition of the Retail Portfolio represent a strategic shift that will have a major effect on our financial results and we have accordingly reported the Office Portfolio and Retail Portfolio as discontinued operations. The remaining office property, Watergate 600, does not meet the criteria for office to be a reportable segment (see note 9).

As of June 30, 2021, we anticipate the disposition of certain properties prior to the end of their useful lives. We assessed these properties for impairment as of June 30, 2021 and did not recognize any impairment charges during the 2021 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2021. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Office Portfolio and Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Real estate rental revenue	$30,561	$29,113	$59,587	$60,163
Real estate expenses	(10,568)	(10,297)	(20,808)	(21,479)
Depreciation and amortization	(10,248)	(12,227)	(22,904)	(24,700)
Income from discontinued operations	$9,745	$6,589	$15,875	$13,984

Basic net income per share	$0.12	$0.08	$0.19	$0.17
Diluted net income per share	$0.12	$0.08	$0.19	$0.17

Capital expenditures	$2,109	$5,346	$2,483	$7,586

As of June 30, 2021 and December 31, 2020, assets and liabilities related to the Office Portfolio and Retail Portfolio were as follows (in thousands):

	June 30, 2021	December 31, 2020
Land	$249,869	$249,869
Income producing property	961,359	958,704
	1,211,228	1,208,573
Accumulated depreciation and amortization	(433,229)	(414,008)
Income producing property, net	777,999	794,565
Development in progress and land held for development	1,122	1,122
Investment in real estate, net	$779,121	$795,687
Cash and cash equivalents	3	3
Restricted cash	10	10
Rents and other receivables	48,563	48,532
Prepaid expenses and other assets	38,235	41,452
Total assets	$865,932	$885,684
Accounts payable and other liabilities	$12,738	$14,706
Advance rents	4,977	4,754
Tenant security deposits	6,033	5,769
Liabilities related to properties sold or held for sale	$23,748	$25,229

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.775% to 1.55% or the base rate plus a margin ranging from 0.0% to 0.55% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2021, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.00%, the one month LIBOR is 0.10% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in March 2022, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The 2018 Term Loan increased and replaced the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was scheduled to mature in July 2023. The 2018 Term Loan is scheduled to mature in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon WashREIT’s credit rating). We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2021 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(43,000)
Unused and available	$657,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2021 Period as follows (in thousands):

Balance at December 31, 2020	$42,000
Borrowings	72,000
Repayments	(71,000)
Balance at June 30, 2021	$43,000

NOTE 5: DERIVATIVE INSTRUMENTS

On July 22, 2016, we entered into two forward interest rate swap arrangements with notional amounts of $100.0 million and $50.0 million, respectively, to swap the floating interest rate under the $150.0 million 2016 Term Loan to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the scheduled maturity of the 2016 Term Loan on July 21, 2023.

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

The interest rate swaps are recorded at fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in other comprehensive income. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. If a cash flow hedge is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness of our cash flow hedges is recorded in earnings.

We currently expect to use a portion of the proceeds from the sale of the Office and potential sale of the Retail Portfolios (see note 3) to prepay a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021. We expect to hold the remaining $100.0 million portion of the 2018 Term Loan until maturity. Due to this intention to prepay a $150.0 million portion of the 2018 Term Loan, we have determined that the hedged transactions for the five interest rate swap arrangements with an aggregate notional value of $150.0 million are probable not to occur and that these interest swap arrangements are no longer effective cash flow hedges as of June 30, 2021. As a result, we recognized a loss of $5.8 million for the 2021 Quarter, which was recorded to Loss on interest rate derivatives on our condensed consolidated statements of operations. The interest rate swap arrangement with a notional value of $100.0 million related to the remaining portion of the 2018 Term Loan that we intend to hold to maturity is an effective cash flow hedge as of June 30, 2021.

The fair values of the interest rate swaps as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

				Fair Value
				Derivative Liabilities
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2021	December 31, 2020
Interest rate swaps	$150,000	March 31, 2017	July 21, 2023	$(2,869)	$(4,009)
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	(4,802)	(6,246)
				$(7,671)	$(10,255)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains or losses on the effective swaps are recognized in Other comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain (loss) on interest rate hedges	$1,004	$(1,789)	$2,584	$(36,356)

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss reclassified from Accumulated other comprehensive loss into interest expense	$509	$—	$1,019	$—

During the next twelve months, we estimate that an additional $3.1 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2021, we did not have any derivatives in an asset position and the fair value of the derivative liabilities, including accrued interest, was $7.7 million. As of June 30, 2021, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2021 and December 31, 2020 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 5).

We base the valuations related to the SERP on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy.

The valuation of the interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate derivative. This analysis reflects the contractual terms of the interest rate derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Fair Value Measurement, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate derivatives fall into Level 2 in the fair value hierarchy.

The fair values of these assets and liabilities at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,386	$—	$2,386	$—	$2,433	$—	$2,433	$—
Liabilities:
Interest rate derivatives	$(7,671)	$—	$(7,671)	$—	$(10,255)	$—	$(10,255)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2021 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2021 and December 31, 2020, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,435	$5,435	$7,697	$7,697
Restricted cash	595	595	593	593
Line of credit	43,000	43,000	42,000	42,000
Notes payable, net	945,905	977,200	945,370	978,678

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.2 million and $2.0 million for the 2021 Quarter and 2020 Quarter, respectively, and $3.8 million and $3.8 million for the 2021 Period and 2020 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $2.0 million and $0.8 million for the 2021 Period and 2020 Period, respectively.

The total unvested restricted share awards at June 30, 2021 was 456,326 shares, which had a weighted average grant date fair value of $28.38 per share. As of June 30, 2021, the total compensation cost related to unvested restricted share awards was $7.4 million, which we expect to recognize over a weighted average period of 20 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(16,737)	$(11,995)	$(24,014)	$(17,671)
Allocation of distributed earnings to unvested restricted share awards	(137)	(151)	(276)	(302)
Adjusted net loss from continuing operations	(16,874)	(12,146)	(24,290)	(17,973)
Income from discontinued operations	9,745	6,589	15,875	13,984
Adjusted net loss	$(7,129)	$(5,557)	$(8,415)	$(3,989)
Denominator:
Weighted average shares outstanding – basic	84,461	82,153	84,437	82,120
Effect of dilutive securities:
Employee restricted share awards	—	—	—	—
Operating partnership units	—	—	—	—
Weighted average shares outstanding – diluted	84,461	82,153	84,437	82,120

Earnings per common share, basic:
Continuing operations	$(0.20)	$(0.15)	$(0.29)	$(0.22)
Discontinued operations	0.12	0.08	0.19	0.17
Basic net loss per common share	$(0.08)	$(0.07)	$(0.10)	$(0.05)
Earnings per common share, diluted:
Continuing operations	$(0.20)	$(0.15)	$(0.29)	$(0.22)
Discontinued operations	0.12	0.08	0.19	0.17
Diluted net loss per common share	$(0.08)	$(0.07)	$(0.10)	$(0.05)

Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
On July 29, 2021, we announced that the Board of Trustees declared a quarterly dividend of $0.17 per share for the three months ended September 30, 2021.

NOTE 9: SEGMENT INFORMATION

We previously had two reportable segments: office and multifamily. Office properties provide office space for various types of businesses and professions. Multifamily properties provide rental housing for individuals and families throughout the Washington, DC metro region. We have eight retail properties that did not meet the criteria for a reportable segment and are classified as “Corporate and other” in our segment disclosure tables. During the 2021 Quarter, we executed a purchase and sale agreement for the sale of twelve office properties (see note 3). Subsequent to the 2021 Quarter, we executed a purchase and sale agreement for the sale of eight retail properties (see note 3). Both the office and retail properties met the criteria for classification as held for sale as of June 30, 2021 and are classified as discontinued operations. We closed on the sale of the Office Portfolio on July 26, 2021 and expect to close on the Retail Portfolio in the third quarter of 2021. We have one remaining office property, Watergate 600, which does not meet the criteria for a reportable segment, has been classified within “Corporate and other” on our segment disclosure tables.

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

The following tables present revenues, net operating income, capital expenditures and total assets for the three and six months ended June 30, 2021 and 2020 from our Multifamily segment as well as Corporate and Other, and reconcile net operating income of our reportable segments to net loss as reported (in thousands):

	Three Months Ended June 30, 2021
	Multifamily	Corporate and Other (1), (2)	Consolidated
Real estate rental revenue	$36,862	$4,435	$41,297
Real estate expenses	14,832	1,398	16,230
Net operating income	$22,030	$3,037	$25,067
Depreciation and amortization			(17,303)
General and administrative expenses			(6,325)
Transformation costs			(3,780)
Interest expense			(10,158)
Other income			1,522
Loss on interest rate derivatives			(5,760)
Discontinued operations:
Income from operations of properties sold or held for sale			9,745
Net loss			$(6,992)
Capital expenditures	$4,062	$2,300	$6,362
Total assets	$1,315,640	$1,052,765	$2,368,405

	Three Months Ended June 30, 2020
	Multifamily	Corporate and Other (1), (2)	Consolidated
Real estate rental revenue	$36,066	$7,691	$43,757
Real estate expenses	14,110	2,478	16,588
Net operating income	$21,956	$5,213	$27,169
Depreciation and amortization			(17,372)
General and administrative expenses			(5,296)
Interest expense			(8,751)
Loss on sale of real estate			(7,539)
Loss on extinguishment of debt			(206)
Discontinued operations:
Income from operations of properties sold or held for sale			6,589
Net loss			$(5,406)
Capital expenditures	$5,488	$9,118	$14,606
Total assets	$1,337,731	$1,204,991	$2,542,722

	Six Months Ended June 30, 2021
	Multifamily	Corporate and Other (1), (2)	Consolidated
Real estate rental revenue	$73,029	$8,875	$81,904
Real estate expenses	30,004	2,680	32,684
Net operating income	$43,025	$6,195	$49,220
Depreciation and amortization			(34,290)
General and administrative			(11,929)
Transformation costs			(3,780)
Interest expense			(20,281)
Other income			2,806
Loss on interest rate derivatives			(5,760)
Discontinued operations:
Income from operations of properties sold or held for sale			15,875
Net loss			$(8,139)
Capital expenditures	$7,799	$2,602	$10,401

	Six Months Ended June 30, 2020
	Multifamily	Corporate and Other (1), (2)	Consolidated
Real estate rental revenue	$72,651	$16,849	$89,500
Real estate expenses	28,095	5,951	34,046
Net operating income	$44,556	$10,898	$55,454
Depreciation and amortization			(34,619)
General and administrative			(11,633)
Interest expense			(19,596)
Loss on sale of real estate			(7,539)
Gain on extinguishment of debt			262
Discontinued operations:
Income from operations of properties sold or held for sale			13,984
Net loss			$(3,687)
Capital expenditures	$8,957	$16,619	$25,576
______________________________
(1)     Corporate and Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)     Total assets and capital expenditures include office and retail properties classified as discontinued operations.

NOTE 10: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Amended Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement,” together with the Amended Equity Distribution Agreements, the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2021 Quarter or 2020 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements and the Original Equity Distribution Agreements, respectively, for the 2021 Period and 2020 Period are as follows ($ in thousands, except per share data):

	Six Months Ended June 30,
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

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2021 and 2020 are as follows ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common shares	22	6	45	41
Weighted average price per share	$23.21	$22.68	$22.63	$26.38
Net proceeds	$489	$144	$1,009	$1,065

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

We refer to the three months ended June 30, 2021 and June 30, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively, and the six months ended June 30, 2021 and June 30, 2020 as the “2021 Period” and the “2020 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors continues to be the adverse effect of the COVID-19 virus, including any variants and mutations thereof, the actions taken to contain the pandemic or mitigate the impact of COVID-19, and the direct and indirect economic effects of the pandemic and containment measures. The extent to which COVID-19 continues to impact WashREIT and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the continued speed and success of the vaccine distribution, effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and their efficacy against emerging variants of COVID-19, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the failure to enter into and/or complete contemplated acquisitions or dispositions (including the expected retail asset sales) within the price ranges anticipated and on the terms and timing anticipated, or at all; our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of multifamily properties in the Southeastern markets and the repayment of debt, on the terms anticipated, or at all, and to realize any anticipated benefits, including the performance of any acquired multifamily properties at the levels anticipated; our ability to lease up Trove on the timing anticipated; our ability to reduce actual net leverage to levels consistent with our targeted net leverage range, the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the greater Washington, DC metro region and the larger Southeastern region; changes in the composition and geographic location of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our tenants; shifts away from brick and mortar stores to e-commerce; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; the risks related to our organizational structure and limitations of stock ownership; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2020 Form 10-K filed on February 16, 2021. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2021 Quarter to the 2020 Quarter and the 2021 Period to the 2020 Period.
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
•Average occupancy, calculated as average monthly occupied multifamily units as a percentage of total multifamily units.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store”. Same-store portfolio properties include properties that were owned for the entirety of the years being compared, and exclude properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. We categorize our properties as “same-store” or non-“same-store” for purposes of evaluating comparative operating performance. We define development properties as those for which we have planned or ongoing major construction activities on existing or acquired land pursuant to an authorized development plan. We consider a property's development activities to be complete when the property is ready for its intended use. The property is categorized as same-store when it has been ready for its intended use for the entirety of the years being compared. We define redevelopment properties as those for which we have planned or ongoing significant development and construction activities on existing or acquired buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. We categorize a redevelopment property as same-store when redevelopment activities have been complete for the majority of each year being compared.

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties in the greater Washington, DC metro region. As of June 30, 2021 we owned a diversified portfolio of 43 properties, totaling approximately 3.4 million square feet of commercial space and 7,059 multifamily units, and land held for development. These 43 properties consisted of 22 multifamily properties, 13 office properties and 8 retail centers.

During the 2021 Quarter, we executed a purchase and sale agreement for the sale of twelve office properties (the “Office Portfolio”) (see note 3 to the condensed consolidated financial statements) for a purchase price of $766.0 million. Subsequent to the 2021 Quarter, we executed a purchase and sale agreement for the sale of eight retail properties (the “Retail Portfolio”) (see note 3 to the condensed consolidated financial statements) for a purchase price of $168.3 million. Both the Office Portfolio and Retail Portfolio met the criteria for classification as held for sale as of June 30, 2021 and are classified as discontinued operations in our condensed consolidated financial statements. We closed on the sale of the Office Portfolio on July 26, 2021 and expect to close on the Retail Portfolio in the third quarter of 2021. The closing of the Retail Portfolio is subject to customary closing conditions, however, no assurance can be given that the sale will be completed. The remaining office property, Watergate 600, does not meet the qualitative or quantitative criteria for a reportable segment (see note 9 to the condensed consolidated financial statements). The properties in the Office Portfolio and Retail Portfolio met the criteria for classification as held for sale as of June 30, 2021 and are classified as discontinued operations. The dispositions of office and retail properties are part of a strategic shift away from the commercial sector to the multifamily sector which simplifies our portfolio to one reportable segment (multifamily) (the “strategic transformation”).

Outlook

We plan to use the net proceeds from the sales to fund the expansion of our multifamily platform through acquisitions in Southeastern markets and to reduce our leverage by repaying outstanding debt. The planned acquisitions of multifamily properties and dispositions of office and retail properties are part of a strategic shift away from the commercial sector to the multifamily sector (the “strategic transformation”). This strategic shift simplifies our portfolio to one reportable segment (multifamily). We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency concerning COVID-19. The COVID-19 pandemic caused state and local governments within the Washington, DC metro region to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate and/or the types of construction projects that may continue.

While the COVID-19 pandemic impacted the 2021 Quarter, as of July 28, 2021, we collected 99% of cash rent during the 2021 Quarter. We saw a decrease in credit losses of $0.3 million during the 2021 Quarter compared to the 2020 Quarter. The effects of COVID-19 on our multifamily tenants led to a decline in rental rates during the 2021 Quarter compared to the 2020 Quarter. However, we expect to be able to increase rental rates in the remainder of 2021 as market conditions have begun to improve. We had an increase in average occupancy of approximately 60 basis points during the 2021 Quarter compared to the 2020 Quarter, excluding Trove, which began lease-up in the first quarter of 2020.

We expect the COVID-19 outbreak, including any variants and mutations thereof, to continue to affect our financial condition and results of operations during 2021, including but not limited to real estate rental revenues, credit losses and leasing activity. Given our current concentration in the Washington, DC metro region, our entire existing portfolio could be impacted at the same time by quarantines, shelter in place rules and various other restrictions imposed or re-imposed in response to a surge in COVID-19 cases. To help mitigate the impact on our operating results of the COVID-19 pandemic, we previously initiated various operational cost-saving initiatives across our portfolio. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact remains difficult to reasonably estimate.

New legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic. We have evaluated and will continue to evaluate the relief options available, or that become available in the future, such as the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”), or other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the available relief options contain restrictions on future business activities that require careful evaluation and consideration, including the ability to repurchase shares and pay dividends. We will continue to assess these options and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve. The legislation did not have a material impact on our results of operations for the 2021 Period and 2020 Period.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net loss	$(6,992)	$(5,406)	$(1,586)	29.3%
NOI (1)	$25,067	$27,169	$(2,102)	(7.7)%
NAREIT FFO (2)	$20,559	$31,732	$(11,173)	(35.2)%
______________________________
(1) See page 29 of the MD&A for a reconciliation of NOI to net income.
(2) See page 39 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to the loss on interest rate derivatives ($5.8 million), transformation costs ($3.8 million), lower NOI ($2.1 million), higher interest expense ($1.4 million) and higher general and administrative expenses ($1.0 million) in the 2021 Quarter, partially offset by the loss on sale of real estate ($7.5 million) and a loss on extinguishment of debt ($0.2 million) in the 2020 Quarter and higher income from discontinued operations ($3.2 million) and a real estate tax refund ($1.5 million) in the 2021 Quarter.

The lower NOI is primarily due to the sales of Monument II ($1.1 million), 1227 25th Street ($0.7 million) and John Marshall II ($0.2 million) during 2020 and lower same-store NOI ($0.6 million), partially offset by placing Trove, a multifamily development, into service starting in 2020 ($0.5 million). Multifamily same-store average occupancy for our portfolio increased to 95.1% as of June 30, 2021 from 94.5% as of June 30, 2020, due to higher occupancy across the portfolio as the portfolio recovers from the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to loss on interest rate derivatives ($5.8 million), transformation costs ($3.8 million), lower NOI ($2.1 million), higher interest expense ($1.4 million) and higher general and administrative expenses ($1.0 million). These were partially offset by a real estate tax refund ($1.5 million) and higher income from discontinued operations, net of depreciation and amortization ($1.2 million) in the 2021 Quarter and loss on extinguishment of debt ($0.2 million) in 2020 Quarter.

Investment and Financing Activity

During the 2021 Quarter, we entered into a purchase and sale agreement with a single buyer to sell the Office Portfolio for a contract sales price of $766.0 million. Subsequent to the 2021 Quarter, we closed on the Office Portfolio sale transaction on July 26, 2021.

Subsequent to the end of the 2021 Quarter, we entered into a purchase and sale agreement with a single buyer to sell the Retail Portfolio for a contract sales price of $168.3 million. We expect to close on the sale of the Retail Portfolio in the third quarter of 2021.

We plan to use the net proceeds from the sales to fund the expansion of our multifamily platform through acquisitions in Southeastern markets and to reduce our leverage by repaying outstanding debt. We expect to redeem $300.0 million of our Senior Notes due 2022 and repay $150.0 million of borrowings outstanding under the 2018 Term Loan, respectively. In conjunction with these repayments, we expect to terminate five interest rate swaps (see note 5 to the consolidated financial statements).

As of June 30, 2021, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.00% and the facility fee was 0.20%. As of July 28, 2021, we had no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility and approximately $665.0 million of cash on hand, primarily due to the proceeds from the Office Portfolio sale.

Capital Requirements

We have no debt maturities until the fourth quarter of 2022. As discussed above, we plan to use a portion of the net proceeds from the sales of the Office Portfolio and Retail Portfolio to redeem $300.0 million of our Senior Notes scheduled to mature in 2022. If such redemption is completed, we will have no debt maturities until 2023. We expect to have additional capital requirements as set forth on page 31 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2021 Quarter and 2021 Period and 2020 Quarter and 2020 Period. The ability to compare one period to another is significantly affected by dispositions made during 2021 and 2020 (see note 3 to the consolidated financial statements). Additionally, the COVID-19 pandemic adversely impacted our operating results for the 2021 Quarter, 2020 Quarter, 2021 Period and 2020 Period, and we expect that the COVID-19 outbreak will continue to adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous other factors, many of which are outside of our control, as discussed under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021.
Net Operating Income

NOI, defined as real estate rental revenue less real estate expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, acquisition costs, real estate impairment, casualty gains and losses and gain or loss on extinguishment of debt. We believe that NOI is useful as a performance measure because, when compared across periods, NOI reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations, in either case calculated in accordance with GAAP. As such, it should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2021 Quarter Compared to 2020 Quarter

The following table reconciles NOI to net (loss) income and provides the basis for our discussion of our consolidated results of operations and NOI in the 2021 Quarter compared to the 2020 Quarter. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Development/ Re-development (1)		Held for Sale or Sold (2)		Consolidated
	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Real estate rental revenue	$39,967	$40,217	$(250)	(0.6)%	$1,330	$214	$—	$3,326	$41,297	$43,757	$(2,460)	(5.6)%
Real estate expenses	15,323	14,987	336	2.2%	907	304	—	1,297	16,230	16,588	(358)	(2.2)%
NOI	$24,644	$25,230	$(586)	(2.3)%	$423	$(90)	$—	$2,029	$25,067	$27,169	$(2,102)	(7.7)%
Reconciliation to net loss:
Depreciation and amortization									(17,303)	(17,372)	69	(0.4)%
General and administrative expenses									(6,325)	(5,296)	(1,029)	19.4%
Transformation costs									(3,780)	—	(3,780)	—%
Loss on sale of real estate									—	(7,539)	7,539	(100.0)%
Interest expense									(10,158)	(8,751)	(1,407)	16.1%
Other income									1,522	—	1,522	—%
Loss on interest rate derivatives									(5,760)	—	(5,760)	—%
Loss on extinguishment of debt									—	(206)	206	(100.0)%
Discontinued operations (3):
Income from operations of properties sold or held for sale									9,745	6,589	3,156	47.9%
Net loss									$(6,992)	$(5,406)	$(1,586)	29.3%
 ______________________________
(1)Development/redevelopment:
Multifamily - Trove

(2)Sold (classified as continuing operations):
2020 Office - John Marshall II, Monument II and 1227 25th Street

(3)Discontinued operations:
2021 Office - 1901 Pennsylvania Avenue, 515 King Street, 1220 19th Street, 1600 Wilson Boulevard, Silverline Center, Courthouse Square, 2000 M Street, 1140 Connecticut Avenue, Army Navy Club, 1775 Eye Street, Fairgate at Ballston and Arlington Tower
2021 Retail - Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village

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

Real estate rental revenue from same-store multifamily properties decreased $0.3 million, or 0.9%, to $35.5 million for the 2021 Quarter, compared to $35.9 million for the 2020 Quarter, primarily due to lower rental revenue ($0.7 million) and higher rent abatements ($0.5 million). These were partially offset by lower credit losses ($0.4 million), lower waived fees ($0.2 million), higher recoveries ($0.2 million) and higher termination fees ($0.1 million).

Real estate rental revenue from development properties increased due to continued lease-up of Trove ($1.1 million). We placed the remainder of the Trove development costs into service during the first quarter of 2021.

Real estate rental revenue from held for sale and sold properties classified as continuing operations decreased due to sales of Monument II ($1.7 million) and 1227 25th Street ($1.3 million) during the fourth quarter of 2020 and the sale of John Marshall II ($0.4 million) during the second quarter of 2020.

Average occupancy for multifamily properties classified as continuing operations for the 2021 Quarter and 2020 Quarter was as follows:

	June 30, 2021			June 30, 2020			Increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	95.1%	49.9%	92.5%	94.5%	7.5%	89.5%	0.6%	42.4%	3.0%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Paramount, The Maxwell and The Ashby at McLean, partially offset by lower average occupancy at Clayborne Apartments and Park Adams.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2021 Quarter and 2020 Quarter were 39.3% and 37.9%, respectively.

Real estate expenses from same-store multifamily properties increased $0.1 million, or 0.9%, to $13.9 million for the 2021 Quarter, compared to $13.8 million for the 2020 Quarter, primarily due to higher contract maintenance ($0.2 million), utilities ($0.1 million) and insurance ($0.1 million) expenses, partially offset by lower real estate taxes ($0.3 million).

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the dispositions of Monument II ($1.0 million) and 1227 25th Street ($0.4 million) in the fourth quarter of 2020. These decreases were partially offset by placing into service a portion of the Trove development ($1.1 million) and higher depreciation and amortization at same-store properties ($0.2 million).
General and administrative expenses: Increase primarily due to a higher estimate of short-term incentive compensation ($0.9 million) during the 2021 Quarter.

Transformation costs: During the 2021 Quarter we incurred $3.8 million of costs related to the strategic transformation, including consulting, advisory and termination benefits.

Interest Expense: Interest expense by debt type for the three months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2021	2020	$ Change	% Change
Notes payable	$9,475	$7,562	$1,913	25.3%
Line of credit	854	1,725	(871)	(50.5)%
Capitalized interest	(171)	(536)	365	(68.1)%
Total	$10,158	$8,751	$1,407	16.1%

•Notes payable: Increase primarily due to $350.0 million Green Bonds executed in December 2020, partially offset by prepayment of our $150.0 million 2015 Term Loan in December 2020 and by the new $150.0 million 2020 Term Loan executed in May 2020 and prepaid in November 2020.
•Line of credit: Decrease primarily due to lower weighted average interest rate of 1.1% and lower weighted average borrowings of $60.9 million in 2021 Quarter, as compared to 1.5% and $269.1 million during the 2020 Quarter.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove.

Loss on extinguishment of debt: We recognized a $0.2 million loss on extinguishment of debt during 2020 Quarter related to the prepayment of the $250 million of 4.95% Senior Notes that were scheduled to mature in October 2020.

Other income: During the 2021 Quarter we recognized $1.5 million in other income related to a tax refund for an office property sold in 2018.

Loss on interest rate derivatives: We currently expect to prepay a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021. We have determined that the hedged transactions for the five interest rate swap arrangements with an aggregate notional value of $150.0 million are probable not to occur and that these interest swap arrangements are no longer effective cash flow hedges as of June 30, 2021. As a result of the ineffectiveness, the accumulated fair value of the five interest rate swap arrangements of $5.8 million was reclassified from Accumulated other comprehensive loss to Loss on interest rate derivatives on our condensed consolidated financial statements.

Income from discontinued operations: Increase primarily due to lower depreciation and amortization ($2.0 million), higher recoveries ($0.7 million) and lower credit losses ($0.7 million) from retail and office properties classified as discontinued operations. These increases were partially offset by higher utilities ($0.2 million) expenses.

2021 Period Compared to 2020 Period

The following tables reconcile NOI to net (loss) income and provide the basis for our discussion of our consolidated results of operations and NOI in the 2021 Period compared to the 2020 Period. All amounts are in thousands, except percentage amounts.

					Non-Same-Store
	Same-Store				Development/Redevelopment (1)		Held for Sale or Sold (2)		All Properties
	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Real estate rental revenue	$79,598	$81,267	$(1,669)	(2.1)%	$2,306	$251	$—	$7,982	$81,904	$89,500	$(7,596)	(8.5)%
Real estate expenses	31,010	30,205	805	2.7%	1,674	551	—	3,290	32,684	34,046	(1,362)	(4.0)%
NOI	$48,588	$51,062	$(2,474)	(4.8)%	$632	$(300)	$—	$4,692	$49,220	$55,454	$(6,234)	(11.2)%
Reconciliation to net loss:
Depreciation and amortization									(34,290)	(34,619)	329	(1.0)%
General and administrative expenses									(11,929)	(11,633)	(296)	2.5%
Transformation costs									(3,780)	—	(3,780)	—%
Loss on sale of real estate									—	(7,539)	7,539	(100.0)%
Interest expense									(20,281)	(19,596)	(685)	3.5%
Other income									2,806	—	2,806	—%
Loss on interest rate derivatives									(5,760)	—	(5,760)	—%
Gain on extinguishment of debt									—	262	(262)	(100.0)%
Discontinued operations (3):
Income from operations of properties sold or held for sale									15,875	13,984	1,891	13.5%
Net loss									(8,139)	(3,687)	(4,452)	120.7%
(1)Development/redevelopment:
Multifamily - Trove

(2)Sold (classified as continuing operations):
2020 Office - John Marshall II, Monument II and 1227 25th Street

(3)Discontinued operations:
2021 Office - 1901 Pennsylvania Avenue, 515 King Street, 1220 19th Street, 1600 Wilson Boulevard, Silverline Center, Courthouse Square, 2000 M Street, 1140 Connecticut Avenue, Army Navy Club, 1775 Eye Street, Fairgate at Ballston and Arlington Tower
2021 Retail - Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village

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

Real estate rental revenue from same-store multifamily properties decreased $1.7 million, or 2.3%, to $70.7 million for the 2021 Period, compared to $72.4 million for the 2020 Period, primarily due to lower rental revenue ($1.7 million) and higher rent abatements ($0.9 million), partially offset by higher recoveries ($0.4 million), lower waived fees ($0.1 million), higher termination fees ($0.1 million) and lower credit losses ($0.1 million).

Real estate rental revenue from development properties increased due to the continued lease-up of the Trove development ($2.1 million). We placed the remainder of the Trove development costs into service during the first quarter of 2021.

Real estate rental revenue from sold properties classified as continuing operations decreased due to sales of Monument II ($3.1 million) and 1227 25th Street ($2.7 million) during the fourth quarter of 2020, and due to the sale of John Marshall II ($2.2 million) during the second quarter of 2020.

Average occupancy for multifamily properties classified as continuing operations for the 2021 Period and 2020 Period was as follows:

	June 30, 2021			June 30, 2020			Increase
Segment	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
Multifamily	94.7%	40.6%	91.6%	94.9%	4.0%	89.8%	(0.2)%	36.6%	1.8%

The decrease in same-store average occupancy was primarily due to lower average occupancy at 3801 Connecticut Avenue, The Kenmore and Cascade at Landmark, partially offset by higher average occupancy at The Paramount and Assembly Leesburg.

Real Estate Expenses

Real estate expenses as a percentage of revenue for the 2021 Period and 2020 Period were 39.9% and 38.0%, respectively.

Real estate expenses from same-store multifamily properties increased $0.8 million, or 2.9%, to $28.3 million for the six months ended June 30, 2021, compared to $27.5 million for the six months ended June 30, 2020, primarily due to higher contract maintenance and supplies ($0.4 million), utilities ($0.3 million) and repairs and maintenance ($0.2 million) expenses, partially offset by lower real estate tax expenses ($0.2 million).

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to the dispositions of Monument II ($1.9 million) and 1227 25th Street ($0.8 million) in the fourth quarter of 2020 and lower depreciation and amortization at same-store properties ($0.1 million). These decreases were partially offset by placing into service a portion of the Trove development ($2.5 million).

General and administrative expenses: Increase primarily due to a higher estimate of short term incentive compensation ($1.0 million), partially offset by lower professional fees ($0.3 million), recruitment fees ($0.1 million) and information technology expenses ($0.1 million).

Transformation costs: During the 2021 Period we incurred $3.8 million of costs related to the strategic transformation, including consulting, advisory and termination benefits.

Loss on sale of real estate: The loss during the 2020 Period is due to the sale of John Marshall II.

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

Interest Expense: Interest expense by debt type for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2021	2020	$ Change	% Change
Notes payable	$18,961	$17,721	$1,240	7.0%
Mortgage notes payable	—	172	(172)	(100.0)%
Line of credit	1,699	3,123	(1,424)	(45.6)%
Capitalized interest	(379)	(1,420)	1,041	(73.3)%
Total	$20,281	$19,596	$685	3.5%

•Notes payable: Increase primarily due to $350.0 million Green Bonds executed in December 2020, partially offset by prepayment of all $250.0 million of our 4.95% Senior Notes in April 2020, prepayment of our $150.0 million 2015 Term Loan in December 2020 and by the new $150.0 million 2020 Term Loan executed in May 2020 and prepaid in November 2020.
•Mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.

•Line of credit: Decrease primarily due to a lower weighted average interest rate of 1.1% and lower weighted average borrowings of $59.5 million during the 2021 Period, as compared to 1.8% and $188.6 million, respectively, during the 2020 Period.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove, the multifamily development adjacent to The Wellington.

Other income: We recognized $1.3 million in other income related to a legal settlement and $1.5 million related to a real estate tax refund for an office property sold in 2018 during 2021 Period.

Loss on interest rate derivatives: We currently expect to prepay a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021. We have determined that the hedged transactions for five interest rate swap arrangements with an aggregate notional value of $150.0 million are probable not to occur and that these interest swap arrangements are no longer effective cash flow hedges as of June 30, 2021. As a result of the ineffectiveness, the accumulated fair value of the five interest rate swap arrangements of $5.8 million was reclassified from Accumulated other comprehensive loss to Loss on interest rate derivatives on our condensed consolidated financial statements.

Income from discontinued operations: Increase primarily due to lower depreciation and amortization ($1.8 million) from retail and office properties classified as discontinued operations.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of July 26, 2021, we had cash and cash equivalents totaling approximately $665.0 million and no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility, resulting in a total liquidity position of approximately $1.4 billion.

Through our Office Portfolio sale and expected Retail Portfolio sale, we executed strategic transactions that will allow us to pursue multifamily expansion in Southeastern markets, meet our debt obligations for the next twelve months, including our plans to redeem all $300.0 million of Senior Notes due 2022 in the third quarter of 2021, and pay a dividend on a quarterly basis. When the redemption of the Senior Notes due in 2022 is completed, we will have no debt maturities until 2023.

We will continue to assess the payment of our dividends on a quarterly basis. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Trustees who considers, among other factors, trends in our levels of funds from operations and ongoing capital requirements to achieve a targeted payout ratio.

Capital Requirements

As of the end of the 2021 Quarter, we summarize our full-year 2021 capital requirements as follows:
•Funding dividends and distributions to our shareholders;
•Approximately $25.0 - $30.0 million to invest in our existing portfolio of operating assets, including approximately $2.5 - $7.5 million to fund tenant-related capital requirements and leasing commissions;
•Approximately $7.5 - $10.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2021 and additional debt reductions, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2021. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro region, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2021	$—		$—		$—	—%
2022	300,000	(1)	—		300,000	4.0%
2023	250,000	(2)	43,000	(3)	293,000	2.6%
2024	—		—		—	—%
2025	—		—		—	—%
2026	—		—		—	—%
Thereafter	400,000		—		400,000	4.5%
Scheduled principal payments	$950,000		$43,000		$993,000	3.8%
Net premiums/discounts	(360)		—		(360)
Loan costs, net of amortization	(3,735)		—		(3,735)
Total	$945,905		$43,000		$988,905	3.8%
______________________________
(1)    Subsequent to the end of the 2021 Quarter, WashREIT provided notice to the holders of its $300.0 million of Senior Notes due in 2022 that it plans to redeem all $300.0 million of Senior Notes due in 2022 in the third quarter of 2021, which it intends to fund using cash available following the sale of the Office Portfolio. The Senior Notes are scheduled to mature in October 2022.
(2)    WashREIT entered into interest rate swaps to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed interest rate for a $150.0 million portion of the term loan. For the remaining $100.0 million portion of the term loan, WashREIT entered into interest rate swaps to effectively fix a LIBOR plus 100 basis points floating interest rate to a 3.71% all-in fixed rate. The interest rates are fixed through the term loan maturity of July 2023. The 2018 Term Loan has an all-in fixed interest rate of 2.87%. WashREIT expects to repay $150.0 million of the 2018 Term Loan using sales proceeds from the Office Portfolio and the Retail Portfolio in the third quarter of 2021.
(3)    Maturity date for credit facility of March 2023 assumes election of option for two additional 6-month periods.

The weighted average maturity for our debt is 4.7 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of June 30, 2021, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 84.6 million shares were outstanding at June 30, 2021.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Amended Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement,” together with the Amended Equity Distribution Agreements, the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2021 Quarter or 2020 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements and the Original Equity Distribution Agreements, respectively, for the 2021 Period and 2020 Period are as follows ($ in thousands, except per share data):

	Six Months Ended June 30,
	2021	2020
Issuance of common shares	24	47
Weighted average price per share	$22.06	$31.07
Net proceeds	$467	$1,241

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2021 and 2020 are as follows ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common shares	22	6	45	41
Weighted average price per share	$23.21	$22.68	$22.63	$26.38
Net proceeds	$489	$144	$1,009	$1,065

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2021, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Net cash provided by operating activities	$64,622	$51,182	$13,440	26.3%
Net cash (used in) provided by investing activities	(18,195)	12,131	(30,326)	(250.0)%
Net cash used in financing activities	(48,687)	(69,463)	20,776	(29.9)%

Net cash provided by operating activities increased primarily due to timing differences on the payment of certain liabilities and lower interest payments in the 2021 Period.

Net cash used in investing activities increased primarily due to the sale of John Marshall II during the 2020 Period, partially offset by lower expenditures on capital improvements to real estate and development during the 2021 Period.

Net cash used in financing activities decreased primarily due to net repayments of term loans and the prepayment of the mortgage note secured by Yale West during the 2020 Period, partially offset by lower net borrowings on the Revolving Credit Facility in the 2021 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2021 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,992)	$(5,406)	$(8,139)	$(3,687)
Adjustments:
Depreciation and amortization	17,303	17,372	34,290	34,619
Loss on sale of depreciable real estate	—	7,539	—	7,539
Discontinued operations:
Depreciation and amortization	10,248	12,227	22,904	24,700
NAREIT FFO	$20,559	$31,732	$49,055	$63,171

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and six months ended June 30, 2021. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on June 30, 2021 (in thousands):

	2021		2022	2023	2024	2025	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal	$—	(2)	$300,000	$250,000	$—	$—	$400,000	$950,000	$977,200
Interest payments	$19,177		$37,218	$22,177	$17,995	$17,995	$87,364	$201,926
Interest rate on debt maturities	—%		4.0%	2.6%	—%	—%	4.5%	3.8%
Unsecured variable rate debt (3)
Principal	$—		$—	$43,000	$—	$—	$—	$43,000	$43,000
Variable interest rate on debt maturities				1.1%				1.1%
______________________________
(1)     Includes a $250.0 million term loan with a floating interest rate. The interest rate on the $250.0 million term loan is effectively fixed by interest rate swap arrangements at 2.9%.
(2)     Subsequent to the end of the 2021 Quarter, WashREIT provided notice to the holders of its $300.0 million of Senior Notes due in 2022 that it plans to redeem all $300.0 million of Senior Notes due in 2022 in the third quarter of 2021, which it intends to fund using cash available following the sale of the Office Portfolio. The Senior Notes are scheduled to mature in October 2022.
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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2021 and December 31, 2020 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2021	December 31, 2020
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$(1,911)	$(2,671)
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	(958)	(1,338)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,201)	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,201)	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,200)	(1,561)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	(1,200)	(1,561)
$250,000					$(7,671)	$(10,255)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

We currently expect to use a portion of the proceeds from the sale of the Office and potential sale of the Retail Portfolios to prepay a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021. We expect to hold the remaining $100.0 million portion of the 2018 Term Loan until maturity. Due to this intention to prepay a $150.0 million portion of the 2018 Term Loan, we have determined that the hedged transactions for the five interest rate swap arrangements with an aggregate notional value of $150.0 million are probable not to occur and that these interest swap arrangements are no longer effective cash flow hedges as of June 30, 2021. As a result, we recognized a loss of $5.8 million for the 2021 Quarter, which was recorded to Loss on interest rate derivatives on our condensed consolidated statements of operations. The interest rate swap arrangement with a notional value of

$100.0 million related to the remaining portion of the 2018 Term Loan that we intend to hold to maturity is an effective cash flow hedge as of June 30, 2021.

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

We may be unable to successfully expand our operations into new markets and submarkets.

In connection with our strategic transformation, we intend to expand of our multifamily platform through acquisitions in Southeastern markets. The risks applicable to our ability to acquire, integrate and operate properties in the Washington, DC metro region are also applicable to our ability to acquire, integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/16/2021
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
10.1	Purchase and Sale Agreement, dated as of June 14, 2021 between WashREIT and BPG Acquisitions, LLC.					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: August 2, 2021