Form 10-Q
period 2021-09-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2021-10-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 26, 2021, 84,636,277 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2021	December 31, 2020

Assets
Land	$306,507	$301,709
Income producing property	1,544,217	1,473,335
	1,850,724	1,775,044
Accumulated depreciation and amortization	(384,392)	(335,006)
Net income producing property	1,466,332	1,440,038
Properties under development or held for future development	30,254	36,494
Total real estate held for investment, net	1,496,586	1,476,532
Investment in real estate held for sale, net	—	795,687
Cash and cash equivalents	307,797	7,697
Restricted cash	605	593
Rents and other receivables	14,713	9,725
Prepaid expenses and other assets	33,109	29,587
Other assets related to properties sold or held for sale	—	89,997
Total assets	$1,852,810	$2,409,818
Liabilities
Notes payable, net	$496,823	$945,370
Line of credit	—	42,000
Accounts payable and other liabilities	38,864	44,067
Dividend payable	14,440	25,361
Advance rents	1,747	2,461
Tenant security deposits	4,480	4,221
Other liabilities related to properties sold or held for sale	—	25,229
Total liabilities	556,354	1,088,709
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 84,628 and 84,409 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	846	844
Additional paid in capital	1,656,821	1,649,366
Distributions in excess of net income	(341,052)	(298,860)
Accumulated other comprehensive loss	(20,468)	(30,563)
Total shareholders’ equity	1,296,147	1,320,787
Noncontrolling interests in subsidiaries	309	322
Total equity	1,296,456	1,321,109
Total liabilities and equity	$1,852,810	$2,409,818
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Real estate rental revenue	$42,499	$43,716	$124,403	$133,216
Expenses
Property operating and maintenance	9,901	10,372	28,655	29,598
Real estate taxes and insurance	5,544	5,741	16,525	17,420
Property management	1,499	1,541	4,448	4,682
General and administrative	7,909	6,330	19,838	17,963
Transformation costs	1,016	—	4,796	—
Depreciation and amortization	18,252	18,064	52,542	52,683
	44,121	42,048	126,804	122,346
Loss on sale of real estate	—	—	—	(7,539)
Real estate operating (loss) income	(1,622)	1,668	(2,401)	3,331
Other income (expense)
Interest expense	(8,106)	(8,711)	(28,387)	(28,307)
Loss on interest rate derivatives	(106)	—	(5,866)	—
(Loss) gain on extinguishment of debt	(12,727)	—	(12,727)	262
Other income	231	—	3,037	—
	(20,708)	(8,711)	(43,943)	(28,045)
Loss from continuing operations	(22,330)	(7,043)	(46,344)	(24,714)
Discontinued operations:
Income from operations of properties sold or held for sale	7,208	6,087	23,083	20,071
Gain on sale of real estate, net	46,441	—	46,441	—
Income from discontinued operations	53,649	6,087	69,524	20,071
Net income (loss)	$31,319	$(956)	$23,180	$(4,643)

Basic net (loss) income per common share:
Continuing operations	$(0.26)	$(0.09)	$(0.55)	$(0.31)
Discontinued operations	0.63	0.07	0.82	0.24
Basic net income (loss) per common share (1)	$0.37	$(0.01)	$0.27	$(0.06)

Diluted net (loss) income per common share:
Continuing operations	$(0.26)	$(0.09)	$(0.55)	$(0.31)
Discontinued operations	0.63	0.07	0.82	0.24
Diluted net income (loss) per common share (1)	$0.37	$(0.01)	$0.27	$(0.06)

Weighted average shares outstanding – basic	84,496	82,186	84,457	82,142
Weighted average shares outstanding – diluted	84,496	82,186	84,457	82,142
______________
(1) Earnings per share may not sum due to rounding

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$31,319	$(956)	$23,180	$(4,643)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedges	221	1,774	2,805	(34,582)
Reclassification of unrealized loss on interest rate derivatives to earnings	511	—	7,290	—
Comprehensive income (loss)	$32,051	$818	$33,275	$(39,225)

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	84,409	$844	$1,649,366	$(298,860)	$(30,563)	$1,320,787	$322	$1,321,109
Net income	—	—	—	23,180	—	23,180	—	23,180
Unrealized gain on interest rate hedges	—	—	—	—	2,805	2,805	—	2,805
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	1,530	1,530	—	1,530
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Dividends ($0.77 per common share)	—	—	—	(65,372)	—	(65,372)	—	(65,372)
Equity issuances, net of issuance costs	24	—	467	—	—	467	—	467
Shares issued under Dividend Reinvestment Program	65	—	1,468	—	—	1,468	—	1,468
Share grants, net of forfeitures and tax withholdings	130	2	5,520	—	—	5,522	—	5,522
Balance, September 30, 2021	84,628	$846	$1,656,821	$(341,052)	$(20,468)	$1,296,147	$309	$1,296,456

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2019	82,099	$821	$1,592,487	$(183,405)	$1,823	$1,411,726	$336	$1,412,062
Net loss	—	—	—	(4,643)	—	(4,643)	—	(4,643)
Unrealized loss on interest rate hedges	—	—	—	—	(34,582)	(34,582)	—	(34,582)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Dividends ($0.90 per common share)	—	—	—	(74,387)	—	(74,387)	—	(74,387)
Equity issuances, net of issuance costs	46	1	1,241	—	—	1,242	—	1,242
Shares issued under Dividend Reinvestment Program	64	1	1,580	—	—	1,581	—	1,581
Share grants, net of forfeitures and tax withholdings	142	1	5,852	—	—	5,853	—	5,853
Balance, September 30, 2020	82,351	$824	$1,601,160	$(262,435)	$(32,759)	$1,306,790	$325	$1,307,115

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2021	84,590	$846	$1,654,409	$(357,934)	$(21,200)	$1,276,121	$314	$1,276,435
Net income	—	—	—	31,319	—	31,319	—	31,319
Unrealized gain on interest rate hedges	—	—	—	—	221	221	—	221
Amortization of swap settlements	—	—	—	—	511	511	—	511
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends ($0.17 per common share)	—	—	—	(14,437)	—	(14,437)	—	(14,437)
Shares issued under Dividend Reinvestment Program	20	—	459	—	—	459	—	459
Share grants, net of share grant amortization and forfeitures	18	—	1,953	—	—	1,953	—	1,953
Balance, September 30, 2021	84,628	$846	$1,656,821	$(341,052)	$(20,468)	$1,296,147	$309	$1,296,456

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2020	82,327	$823	$1,598,620	$(236,673)	$(34,533)	$1,328,237	$329	$1,328,566
Net loss	—	—	—	(956)	—	(956)	—	(956)
Unrealized gain on interest rate hedges	—	—	—	—	1,774	1,774	—	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.30 per common share)	—	—	—	(24,806)	—	(24,806)	—	(24,806)
Shares issued under dividend reinvestment program	23	1	515	—	—	516	—	516
Share grants, net of forfeitures and tax withholdings	1	—	2,025	—	—	2,025	—	2,025
Balance, September 30, 2020	82,351	$824	$1,601,160	$(262,435)	$(32,759)	$1,306,790	$325	$1,307,115

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$23,180	$(4,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,446	89,789
Credit losses on lease related receivables	1,631	3,271
(Gain) loss on sale of real estate, net	(46,441)	7,539
Share-based compensation expense	6,478	5,901
Net amortization of debt premiums, discounts and related financing costs	3,322	2,036
Loss on interest rate derivatives	5,866	—
Loss (gain) on extinguishment of debt	12,727	(262)
Changes in operating other assets	(4,720)	(11,566)
Changes in operating other liabilities	(11,106)	(7,841)
Net cash provided by operating activities	66,383	84,224
Cash flows from investing activities
Real estate acquisitions, net	(47,757)	—
Net cash received for sale of real estate	897,783	56,353
Capital improvements to real estate	(18,649)	(38,490)
Development in progress	(8,099)	(23,454)
Non-real estate capital improvements	(37)	(196)
Net cash provided by (used in) investing activities	823,241	(5,787)
Cash flows from financing activities
Line of credit (repayments) borrowings, net	(42,000)	130,000
Dividends paid	(76,292)	(74,285)
Principal payments – mortgage notes payable	—	(46,567)
Repayments of unsecured notes payable, including penalties for early extinguishment	(311,894)	—
Repayments of unsecured term loan debt	(150,000)	(250,000)
Proceeds from term loan	—	150,000
Settlement of interest rate derivatives	(5,866)	—
Payment of financing costs	(4,828)	(567)
Distributions to noncontrolling interests	(13)	(11)
Proceeds from dividend reinvestment program	1,468	1,581
Net proceeds from equity issuances	467	1,240
Payment of tax withholdings for restricted share awards	(554)	(150)
Net cash used in financing activities	(589,512)	(88,759)
Net decrease in cash, cash equivalents and restricted cash	300,112	(10,322)
Cash, cash equivalents and restricted cash at beginning of period	8,290	14,751
Cash, cash equivalents and restricted cash at end of period	$308,402	$4,429

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$26,409	$27,386
Change in accrued capital improvements and development costs	(4,885)	4,147
Dividend payable	14,440	24,767

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$307,797	$3,814
Restricted cash	605	615
Cash, cash equivalents and restricted cash	$308,402	$4,429

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Southeastern regions. Within these notes to the financial statements, we refer to the three months ended September 30, 2021 and September 30, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively, and the nine months ended September 30, 2021 and September 30, 2020 as the “2021 Period” and the “2020 Period,” respectively. During the 2021 Period, we executed the sale of twelve office properties and the sale of eight retail properties in two separate transactions (see note 3). The sold office and retail properties are classified as discontinued operations. We have one remaining office property, Watergate 600, that does not meet the qualitative or quantitative criteria for a reportable segment (see note 10). The dispositions of the office and retail properties are part of a strategic shift away from the commercial sector to the residential sector which simplifies our portfolio to one reportable segment (residential) (the “strategic transformation”).

Federal Income Taxes

We believe that we qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains to our shareholders) on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. The net taxable gains on the sales of our office and retail properties were distributed to shareholders through quarterly dividends in 2021.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of both September 30, 2021 and December 31, 2020, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

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

Lessee Accounting

For leases where we are the lessee, primarily our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with Accounting Standards Codification (“ASC”) Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term. As of September 30, 2021, our balance sheet included $4.6 million in right-of-use assets and liabilities.

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in “General and administrative expense.”

Restricted Cash

Restricted cash includes funds held in escrow for tenant security deposits.

Transformation Costs

Transformation costs include costs related to the strategic transformation, including consulting, advisory and termination benefits.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following property during the 2021 Period (the “2021 acquisition”):

Acquisition Date	Property	Type	# of homes (unaudited)	Average Occupancy (unaudited)	Contract Purchase Price (in thousands)
August 10, 2021	The Oxford	Residential	240	93.5%	$48,000
______________________________

The results of operations from the acquired operating property are included in the consolidated statements of operations as of its acquisition date and are as follows (in thousands):

Three and Nine Months Ended September 30, 2021
Real estate rental revenue	$488
Net loss	(349)

We accounted for the 2021 acquisition as an asset acquisition. We measured the value of the acquired physical assets (land and building) and in-place leases (absorption costs) by allocating the total cost of the acquisition on a relative fair value basis.

The total cost of the 2021 acquisition was as follows (in thousands):

Contract purchase price	$48,000
Capitalized acquisition costs	52
Total	$48,052

We have recorded the total cost of the 2021 acquisition as follows (in thousands):

Land	$4,798
Building	42,079
Absorption costs	1,175
Total	$48,052

The weighted remaining average life for the absorption costs is 4 months.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of September 30, 2021, we have invested $29.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. In addition, in our residential segment, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use. We placed the remainder of the Trove development costs into service during the first quarter of 2021.

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

We sold the following properties during 2021 and 2020:

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price (in thousands)	(Loss) Gain on Sale (in thousands)
July 26, 2021	Office Portfolio (1)	Office	2,370,000	$766,000	$(11,220)
September 22, 2021	Retail Portfolio (2)	Retail	693,000	168,314	57,661
		Total 2021	3,063,000	$934,314	$46,441

April 21, 2020	John Marshall II	Office	223,000	$57,000	$(6,855)
December 2, 2020	Monument II	Office	207,000	53,000	(8,595)
December 17, 2020	1227 25th Street NW	Office	135,000	53,500	1,125
		Total 2020	565,000	$163,500	$(14,325)
______________________________
(1)     Consists of twelve office properties: 1901 Pennsylvania Avenue, 515 King Street, 1220 19th Street, 1600 Wilson Boulevard, Silverline Center, Courthouse Square, 2000 M Street, 1140 Connecticut Avenue, Army Navy Club, 1775 Eye Street, Fairgate at Ballston and Arlington Tower.
(2)    Consists of eight retail properties: Takoma Park, Westminster, Concord Centre, Chevy Chase Metro Plaza, 800 S. Washington Street, Randolph Shopping Center, Montrose Shopping Center and Spring Valley Village.

We have fully transferred control of the assets sold in 2020 and 2021 and do not have continuing involvement in their operations.

In June 2021, we entered into a purchase and sale agreement with a single buyer to sell the Office Portfolio for a purchase price of $766.0 million. Upon execution of the purchase and sale agreement, the properties in the Office Portfolio met the criteria for classification as held for sale. We closed on the sale of the Office Portfolio on July 26, 2021, recognizing a loss on sale of real estate of $11.2 million.

In June 2021, we executed a letter of intent to sell the Retail Portfolio. During the 2021 Quarter, we executed a purchase and sale agreement for the sale of our remaining eight retail properties for a purchase price of $168.3 million and closed on the sale on September 22, 2021, recognizing a gain on real estate of $57.7 million.

The dispositions of the Office Portfolio and the Retail Portfolio represent a strategic shift that will have a major effect on our financial results and we have accordingly reported the Office Portfolio and Retail Portfolio as discontinued operations.

As of September 30, 2021, we assessed our properties for impairment and did not recognize any impairment charges during the 2021 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of September 30, 2021. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Office Portfolio and Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Real estate rental revenue	$10,932	$29,511	$70,519	$89,673
Expenses
Property operating and maintenance	(1,870)	(5,232)	(11,201)	(15,433)
Real estate taxes and insurance	(1,476)	(4,839)	(11,136)	(14,233)
Property management	(378)	(947)	(2,195)	(2,830)
Depreciation and amortization	—	(12,406)	(22,904)	(37,106)
Gain on sale of real estate, net	46,441	—	46,441	—
Income from discontinued operations	$53,649	$6,087	$69,524	$20,071

Basic net income per share	$0.63	$0.07	$0.82	$0.24
Diluted net income per share	$0.63	$0.07	$0.82	$0.24

Capital expenditures	$833	$4,239	$3,316	$11,825

All assets and liabilities related to the Office Portfolio and Retail Portfolio were sold as of September 30, 2021. As of December 31, 2020, assets and liabilities related to the Office Portfolio and Retail Portfolio were as follows (in thousands):

December 31, 2020
Land	$249,869
Income producing property	958,704
1,208,573
Accumulated depreciation and amortization	(414,008)
Income producing property, net	794,565
Development in progress and land held for development	1,122
Investment in real estate, net	$795,687
Cash and cash equivalents	3
Restricted cash	10
Rents and other receivables	48,532
Prepaid expenses and other assets	41,452
Total assets	$885,684
Accounts payable and other liabilities	$14,706
Advance rents	4,754
Tenant security deposits	5,769
Liabilities related to properties sold or held for sale	$25,229

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

During the 2021 Quarter, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) and the continuation of an existing $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans. As a result of the transaction, we recognized a loss on extinguishment of debt of $0.2 million related to the write-off of unamortized loan origination costs. We incurred $4.8 million of additional loan origination costs which will be amortized as interest expense over the term of the Revolving Credit Facility.

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.70% to 1.40% or the base rate plus a margin ranging from 0.0% to 0.40% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of September 30, 2021, the interest rate on the Revolving Credit Facility is one month LIBOR plus 0.85%, the one month LIBOR is 0.08% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

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

On September 27, 2021, we prepaid a $150.0 million portion of the 2018 Term Loan using proceeds from the sale of the Office Portfolio and Retail Portfolio (see note 3). As a result of the prepayment, we recognized a loss on extinguishment of debt of $0.3 million related to the write-off of unamortized loan origination costs. Simultaneous with the prepayment, we terminated five interest rate swap arrangements (see note 6). We currently expect to hold the remaining $100.0 million portion of the 2018 Term Loan until maturity.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2021 is as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	—
Unused and available	$700,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2021 Period as follows (in thousands):

Balance at December 31, 2020	$42,000
Borrowings	108,000
Repayments	(150,000)
Balance at September 30, 2021	$—

NOTE 5: NOTES PAYABLE

In August 2021, we redeemed $300.0 million of our existing unsecured notes that were scheduled to mature in 2022. As a result of the prepayment, we recognized a loss on extinguishment of debt of $12.3 million comprised of a prepayment penalty of $11.9 million and the write-off of unamortized loan origination costs of $0.4 million.

NOTE 6: DERIVATIVE INSTRUMENTS

On July 22, 2016, we entered into two forward interest rate swap arrangements with notional amounts of $100.0 million and $50.0 million, respectively, to swap the floating interest rate under the $150.0 million 2016 Term Loan to an all-in fixed interest rate of 2.86% starting on March 31, 2017 and extending until the scheduled maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan then effectively fixed the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan had an all-in fixed interest rate of 2.87%.

In the second quarter of 2021 we determined that the hedged transactions for five interest rate swap arrangements with an aggregate notional value of $150.0 million were probable not to occur and that these interest swap arrangements were no longer effective cash flow hedges as of June 30, 2021 due to our intention to prepay a $150.0 million portion of the 2018 Term Loan. As a result, we recognized a loss of $5.8 million for the second quarter of 2021, which was recorded to Loss on interest rate derivatives on our condensed consolidated statements of operations. On September 27, 2021, we prepaid the $150.0 million portion of the 2018 Term Loan (see note 4). In connection with the prepayment, we terminated the five interest rate swap arrangements with an aggregate notional value of $150.0 million.

Our remaining interest rate swap arrangement with a notional amount of $100.0 million is recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedge in Other comprehensive income (loss). We assess the effectiveness of a cash flow hedge both at inception and on an ongoing basis. If a cash flow hedge is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness of our cash flow hedges is recorded in earnings.

The fair values of the interest rate swaps as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

				Fair Value
				Derivative Liabilities
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2021	December 31, 2020
Interest rate swaps	$100,000	March 31, 2017	July 21, 2023	$(1,689)	$(2,671)
Interest rate swaps	50,000	March 31, 2017	July 21, 2023	—	(1,338)
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	—	(6,246)
				$(1,689)	$(10,255)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains or losses on the effective swaps are recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss) on interest rate hedges	$221	$1,774	$2,805	$(34,582)

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss reclassified from Accumulated other comprehensive loss into interest expense	$511	$—	$1,530	$—

During the next twelve months, we estimate that an additional $3.1 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2021, we did not have any derivatives in an asset position and the fair value of the derivative liabilities, including accrued interest, was $1.7 million. As of September 30, 2021, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2021 and December 31, 2020 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets and liabilities at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,420	$—	$2,420	$—	$2,433	$—	$2,433	$—
Liabilities:
Interest rate derivatives	$(1,689)	$—	$(1,689)	$—	$(10,255)	$—	$(10,255)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2021 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2021 and December 31, 2020, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$307,797	$307,797	$7,697	$7,697
Restricted cash	605	605	593	593
Line of credit	—	—	42,000	42,000
Notes payable, net	496,823	517,185	945,370	978,678

NOTE 8: STOCK BASED COMPENSATION

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.7 million and $2.1 million for the 2021 Quarter and 2020 Quarter, respectively, and $6.5 million and $5.9 million for the 2021 Period and 2020 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.6 million and $0.8 million for the 2021 Period and 2020 Period, respectively.

The total unvested restricted share awards at September 30, 2021 was 430,993 shares, which had a weighted average grant date fair value of $28.46 per share. As of September 30, 2021, the total compensation cost related to unvested restricted share awards was $5.7 million, which we expect to recognize over a weighted average period of 18 months.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations	$(22,330)	$(7,043)	$(46,344)	$(24,714)
Allocation of earnings to unvested restricted share awards	121	(151)	(349)	(453)
Adjusted net loss from continuing operations	(22,209)	(7,194)	(46,693)	(25,167)
Income from discontinued operations	53,649	6,087	69,524	20,071
Allocation of earnings to unvested restricted share awards to discontinued operations	(283)	—	—	—
Adjusted income from discontinuing operations	53,366	6,087	69,524	20,071
Adjusted net income (loss)	$31,157	$(1,107)	$22,831	$(5,096)
Denominator:
Weighted average shares outstanding – basic and diluted	84,496	82,186	84,457	82,142

Earnings per common share, basic:
Continuing operations	$(0.26)	$(0.09)	$(0.55)	$(0.31)
Discontinued operations	0.63	0.07	0.82	0.24
Basic net income (loss) per common share (1)	$0.37	$(0.01)	$0.27	$(0.06)
Earnings per common share, diluted:
Continuing operations	$(0.26)	$(0.09)	$(0.55)	$(0.31)
Discontinued operations	0.63	0.07	0.82	0.24
Diluted net income (loss) per common share (1)	$0.37	$(0.01)	$0.27	$(0.06)

Dividends declared per common share	$0.17	$0.30	$0.77	$0.90
______________
(1) Earnings per share may not sum due to rounding

NOTE 10: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities. Each of our operating properties, including our remaining office property, do not meet the criteria to be considered separate operating segments on a stand-alone basis. We do not distinguish or group our consolidated operations based on size, type or geography. All but one community is within the Washington, DC metro region and no community comprises more than 10% of consolidated revenues. Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. As a result, our operating properties are aggregated into a single reportable segment: residential.

Prior to the second quarter of 2021, we had two reportable segments: office and residential. During the 2021 Quarter, we closed on the sales of the Office Portfolio and the Retail Portfolio (see note 3), and following such sales, we have one remaining office property, Watergate 600, which does not meet the criteria for a reportable segment, and has been classified within “Other” on our segment disclosure tables.

We evaluate performance based upon net operating income of the combined properties in the segment. Our reportable operating segment consolidates similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. Net operating income is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

The following tables present revenues, net operating income, capital expenditures and total assets for the three and nine months ended September 30, 2021 and 2020 from our Residential segment as well as Other, and reconcile net operating income to net income (loss) as reported (in thousands):

	Three Months Ended September 30, 2021
	Residential	Other (1), (3)	Consolidated
Real estate rental revenue	38,046	4,453	$42,499
Real estate expenses	14,146	1,299	15,445
Net operating income	$23,900	$3,154	$27,054
Other income (expense):
Property management expenses			(1,499)
General and administrative expenses			(7,909)
Transformation costs			(1,016)
Depreciation and amortization			(18,252)
Interest expense			(8,106)
Loss on interest rate derivatives			(106)
Loss on extinguishment of debt			(12,727)
Other income			231
Discontinued operations:
Income from operations of properties sold or held for sale			7,208
Gain on sale of real estate, net			46,441
Net income			$31,319
Capital expenditures	$7,283	$1,002	$8,285
Total assets	$1,355,893	$496,917	$1,852,810

	Three Months Ended September 30, 2020
	Residential	Other (2), (3)	Consolidated
Real estate rental revenue	36,292	7,424	$43,716
Real estate expenses	13,660	2,453	16,113
Net operating income	$22,632	$4,971	$27,603
Other income (expense):
Property management expenses			(1,541)
General and administrative expenses			(6,330)
Depreciation and amortization			(18,064)
Interest expense			(8,711)
Discontinued operations:
Income from operations of properties sold or held for sale			6,087
Net loss			$(956)
Capital expenditures	$6,520	$6,590	$13,110
Total assets	$1,338,812	$1,193,460	$2,532,272

	Nine Months Ended September 30, 2021
	Residential	Other (1), (3)	Consolidated
Real estate rental revenue	$111,075	$13,328	$124,403
Real estate expenses	41,440	3,740	45,180
Net operating income	$69,635	$9,588	$79,223
Other income (expense):
Property management expenses			(4,448)
General and administrative expenses			(19,838)
Transformation costs			(4,796)
Depreciation and amortization			(52,542)
Interest expense			(28,387)
Loss on interest rate derivatives			(5,866)
Loss on extinguishment of debt			(12,727)
Other income			3,037
Discontinued operations:
Income from operations of properties sold or held for sale			23,083
Gain on sale of real estate, net			46,441
Net income			$23,180
Capital expenditures	$15,082	$3,604	$18,686

	Nine Months Ended September 30, 2020
	Residential	Other (2), (3)	Consolidated
Real estate rental revenue	$108,942	$24,274	$133,216
Real estate expenses	39,100	7,918	47,018
Net operating income	$69,842	$16,356	$86,198
Other income (expense):
Property management expenses			(4,682)
General and administrative expenses			(17,963)
Depreciation and amortization			(52,683)
Loss on sale of real estate			(7,539)
Interest expense			(28,307)
Gain on extinguishment of debt			262
Discontinued operations:
Income from operations of properties sold or held for sale			20,071
Net loss			$(4,643)
Capital expenditures	$15,477	$23,209	$38,686
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)    Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment and office properties sold during 2020: John Marshall II, Monument II and 1227 25th Street.
(3)     Total assets and capital expenditures include office and retail properties classified as discontinued operations.

NOTE 11: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2021 Quarter or 2020 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements and the Original Equity Distribution Agreements, respectively, for the 2021 Period and 2020 Period are as follows ($ in thousands, except per share data):

	Nine Months Ended September 30,
	2021	2020
Issuance of common shares	24	46
Weighted average price per share	$22.06	$31.07
Net proceeds	$467	$1,242

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three and nine months ended September 30, 2021 and 2020 are as follows ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common shares	19	23	65	64
Weighted average price per share	$23.73	$22.51	$22.97	$25.12
Net proceeds	$459	$516	$1,468	$1,581

NOTE 12: SUBSEQUENT EVENTS

Subsequent to the end of the 2021 Quarter, we executed a purchase and sale agreement for the acquisition of two apartment communities in Henry County, Georgia, for a contract purchase price of $106.0 million. The apartment communities have a combined total of 490 apartment units and we currently anticipate closing on the transaction during the fourth quarter of 2021, subject to customary closing conditions.

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

We refer to the three months ended September 30, 2021 and September 30, 2020 as the “2021 Quarter” and the “2020 Quarter,” respectively, and the nine months ended September 30, 2021 and September 30, 2020 as the “2021 Period” and the “2020 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Currently, one of the most significant factors continues to be the adverse effect of the COVID-19 virus, including any variants and mutations thereof, the actions taken to contain the pandemic or mitigate the impact of COVID-19, and the direct and indirect economic effects of the pandemic and containment measures. The extent to which COVID-19 continues to impact WashREIT, its properties and its residents and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the continued speed and success of the vaccine distribution, effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and their efficacy against emerging variants of COVID-19, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021 and elsewhere in this Quarterly Report on Form 10-Q, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to the risks associated with the failure to enter into and/or complete contemplated acquisitions or dispositions within the price ranges anticipated and on the terms and timing anticipated, or at all; our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of residential properties in the Southeastern markets, on the terms anticipated, or at all, and to realize any anticipated benefits, including the performance of any acquired residential properties at the levels anticipated; our ability to reduce actual net leverage to levels consistent with our targeted net leverage range; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the greater Washington, DC metro region and the larger Southeastern region; changes in the composition and geographic location of our portfolio; fluctuations in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our residents and tenants; the availability and terms of financing and capital and the general volatility of securities markets; compliance with applicable laws, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; the risks related to our organizational structure and limitations of stock ownership; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2020 Form 10-K filed on February 16, 2021 and elsewhere in this Quarterly Report on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Average occupancy, calculated as average daily occupied homes as a percentage of total homes.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store”. Same-store portfolio properties include properties that were owned for the entirety of the years being compared, and exclude properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. We categorize our properties as “same-store” or “non-same-store” for purposes of evaluating comparative operating performance. We define development properties as those for which we have planned or ongoing major construction activities on existing or acquired land pursuant to an authorized development plan. Development properties are categorized as same-store when they have reached stabilized occupancy (90%) before the start of the prior year. We define redevelopment properties as those for which we have planned or ongoing significant development and construction activities on existing or acquired buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. We categorize a redevelopment property as same-store when redevelopment activities have been complete for the majority of each year being compared.

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties. As of September 30, 2021, we owned approximately 7,300 residential apartment homes in the Washington, DC metro and Southeast regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

During the second quarter of 2021, we executed a purchase and sale agreement for the sale of twelve office properties (the “Office Portfolio”) (see note 3 to the condensed consolidated financial statements) for a purchase price of $766.0 million. During the 2021 Quarter, we executed a purchase and sale agreement for the sale of eight retail properties (the “Retail Portfolio”) (see note 3 to the condensed consolidated financial statements) for a purchase price of $168.3 million. We closed on the sale of the Office Portfolio on July 26, 2021 and on the sale of the Retail Portfolio on September 22, 2021. Both the Office Portfolio and Retail Portfolio are classified as discontinued operations in our condensed consolidated financial statements. The remaining office property, Watergate 600, does not meet the qualitative or quantitative criteria for a reportable segment (see note 10 to the condensed consolidated financial statements). The dispositions of office and retail properties are part of a strategic shift away from the commercial sector to the residential sector which simplifies our portfolio to one reportable segment (residential) (the “strategic transformation”). Subsequent to the end of the 2021 Quarter, we executed a purchase and sale agreement for the acquisition of two apartment communities in Henry County, Georgia, for a contract purchase price of $106.0 million. The apartment communities have a combined total of 490 apartment units and we currently anticipate closing on the transaction during the fourth quarter of 2021, subject to customary closing conditions.

Outlook

We plan to use the net proceeds from the sales to fund the expansion of our residential platform through acquisitions in Southeastern markets and to reduce our leverage by repaying outstanding debt. The planned acquisitions of residential properties and dispositions of office and retail properties are part of a strategic shift away from the commercial sector to the residential sector. This strategic shift simplifies our portfolio to one reportable segment (residential). We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

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

While the COVID-19 pandemic impacted the 2021 Quarter, as of October 26, 2021, we collected 99% of cash rent at same-store communities during the 2021 Quarter. We saw a decrease in credit losses of $0.3 million during the 2021 Quarter compared to the 2020 Quarter. The effects of COVID-19 on our residential tenants led to a decline in rental rates during the 2021 Quarter compared to the 2020 Quarter. However, we expect to be able to increase rental rates in the remainder of 2021 as market conditions have begun to improve. We had an increase in average occupancy of approximately 150 basis points during the 2021 Quarter compared to the 2020 Quarter, excluding Trove, which began lease-up in the first quarter of 2020.

We expect the COVID-19 outbreak, including any variants and mutations thereof, to continue to affect our financial condition and results of operations during 2021, including but not limited to real estate rental revenues, credit losses and leasing activity. Given our current concentration in the Washington, DC metro region, the majority of our existing portfolio could be impacted at the same time by quarantines, shelter in place rules and various other restrictions imposed or re-imposed in response to a surge in COVID-19 cases. To help mitigate the impact on our operating results of the COVID-19 pandemic, we previously initiated various operational cost-saving initiatives across our portfolio. Due to the uncertainty of the future impacts of the COVID-19 pandemic, the extent of the financial impact remains difficult to reasonably estimate.

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

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net income (loss)	$31,319	$(956)	$32,275	(3,376.0)%
NOI (1)	$27,054	$27,603	$(549)	(2.0)%
NAREIT FFO (2)	$3,130	$29,514	$(26,384)	(89.4)%
______________________________
(1) See page 30 of the MD&A for a reconciliation of NOI to net income.
(2) See page 40 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net income is primarily due to the net gain on sale of real estate ($46.4 million), higher income from discontinued operations ($1.1 million) and lower interest expense ($0.6 million), partially offset by loss on extinguishment of debt ($12.7 million), higher general and administrative expenses ($1.6 million), higher transformation expenses ($1.0 million), lower NOI ($0.5 million) and higher depreciation and amortization expenses ($0.2 million).

The lower NOI is primarily due to the sales of Monument II ($0.9 million) and 1227 25th Street ($0.8 million) during 2020, partially offset by placing Trove, a residential development, into service starting in 2020 ($1.0 million) and the acquisition of The Oxford ($0.3 million) in the 2021 Quarter. Residential same-store average occupancy for our portfolio increased to 95.8% as of September 30, 2021 from 94.3% as of September 30, 2020, due to higher occupancy across the portfolio as the portfolio recovers from the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to the loss on extinguishment of debt ($12.7 million), lower income from discontinued operations, net of depreciation and amortization ($11.3 million), higher general and administrative expenses ($1.6 million) and transformation expenses ($1.0 million) and lower NOI ($0.5 million). These were partially offset by lower interest expense ($0.6 million).

Investment Activity

Significant investment transactions during the 2021 Period included the following:
•In the second quarter of 2021, we entered into a purchase and sale agreement with a single buyer to sell the Office Portfolio for a contract sales price of $766.0 million. We closed on the Office Portfolio sale transaction on July 26, 2021.
•During the 2021 Quarter, we entered into a purchase and sale agreement with a single buyer to sell the Retail Portfolio for a contract sales price of $168.3 million. We closed on the sale of the Retail Portfolio on September 22, 2021.
•During the 2021 Quarter, we acquired The Oxford, a 240-unit apartment community in Conyers, Georgia for a contract purchase price of $48.0 million.

Financing Activity

Significant financing transactions during the 2021 Period included the following:
•We redeemed $300.0 million of our Senior Notes due 2022 and repaid $150.0 million of borrowings outstanding under the 2018 Term Loan. In conjunction with these repayments, we terminated five interest rate swaps (see note 6 to the consolidated financial statements).
•During the 2021 Quarter, we entered into an amended and restated credit agreement which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. We recognized a $0.2 million non-cash loss on extinguishment of debt related to the write-off of unamortized loan origination costs.

As of September 30, 2021, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 0.85% and the facility fee was 0.20%. As of October 26, 2021, we had no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility and $297.1 million of cash on hand, primarily due to the proceeds from the Office Portfolio and Retail Portfolio sales.

Capital Requirements

With the redemption of the $300.0 million of Senior Notes scheduled to mature in 2022, as discussed above, we have no debt maturities until 2023. We expect to have additional capital requirements as set forth on page 36 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2021 Quarter and 2021 Period and 2020 Quarter and 2020 Period. The ability to compare one period to another is significantly affected by dispositions made during 2021 and 2020 (see note 3 to the consolidated financial statements). Additionally, the COVID-19 pandemic adversely impacted our operating results for the 2021 Quarter, 2020 Quarter, 2021 Period and 2020 Period, and we expect that the COVID-19 outbreak will continue to adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, real estate rental revenues, credit losses, and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous other factors, many of which are outside of our control, as discussed under “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 16, 2021 and elsewhere in this Quarterly Report on Form 10-Q.
Net Operating Income

NOI, defined as real estate rental revenue less direct real estate operating expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, acquisition costs, real estate impairment, casualty gain and losses and gain or loss on extinguishment of debt. NOI does not include management expenses, which consist of corporate property management costs and property management fees paid to third parties. We believe that NOI is a useful performance measures because, when compared across periods, it reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations calculated in accordance with GAAP. As such, NOI should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income (loss) follows.

2021 Quarter Compared to 2020 Quarter

The following table reconciles NOI to net (loss) income and provides the basis for our discussion of our consolidated results of operations and NOI in the 2021 Quarter compared to the 2020 Quarter. All amounts are in thousands, except percentage amounts.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Residential revenue:
Same-store portfolio	$35,408	$35,674	$(266)	(0.7)%
Acquisitions (1)	488	—	488	—%
Development (2)	1,846	445	1,401	314.8%
Non-residential (3)	304	173	131	75.7%
Total	38,046	36,292	1,754	4.8%
Residential expenses:
Same-store portfolio	13,003	13,180	(177)	(1.3)%
Acquisitions	212	—	212	—%
Development	846	411	435	105.8%
Non-residential	85	69	16	23.2%
Total	14,146	13,660	486	3.6%
Residential NOI:
Same-store portfolio	22,405	22,494	(89)	(0.4)%
Acquisitions	276	—	276	—%
Development	1,000	34	966	2841.2%
Non-residential	219	104	115	110.6%
Total	23,900	22,632	1,268	5.6%
Other NOI (4), (5)	3,154	4,971	(1,817)	(36.6)%
Total NOI	27,054	27,603	(549)	(2.0)%
Reconciliation to net income (loss):
Property management expenses	(1,499)	(1,541)	42	(2.7)%
General and administrative expenses	(7,909)	(6,330)	(1,579)	24.9%
Transformation costs	(1,016)	—	(1,016)	—%
Depreciation and amortization	(18,252)	(18,064)	(188)	1.0%
Interest expense	(8,106)	(8,711)	605	(6.9)%
Loss on interest rate derivatives	(106)	—	(106)	—%
Loss on extinguishment of debt	(12,727)	—	(12,727)	—%
Other income	231	—	231	—%
Discontinued operations (6):
Income from operations of properties sold or held for sale	7,208	6,087	1,121	18.4%
Gain on sale of real estate, net	46,441	—	46,441	—%
Net income (loss)	$31,319	$(956)	$32,275	(3376.0)%
 ______________________________
(1)Acquisitions:
2021: The Oxford
(2)Development/redevelopment:
Trove
(3)Non-residential:
Includes revenues and expenses from retail and public parking garage operations at residential properties.

(4)Sold (classified as continuing operations):
2020 Office - John Marshall II, Monument II and 1227 25th Street
(5)Other (classified as continuing operations)
Watergate 600

(6)Discontinued operations:
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

Real Estate Rental Revenue

Real estate rental revenue from our apartment communities is comprised of (a) rent from operating leases of multifamily residential apartments with terms of approximately one year or less, recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our residents, (c) credit losses on lease related receivables, (d) revenue from leases of retail space at our apartment communities and (e) parking and other tenant charges.

Real estate rental revenue from same-store residential properties decreased $0.3 million, or 0.7%, to $35.4 million for the 2021 Quarter, compared to $35.7 million for the 2020 Quarter, primarily due to higher rent abatements ($0.4 million), partially offset by higher move-in charges ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of The Oxford ($0.5 million) during the 2021 Quarter.

Real estate rental revenue from development properties increased due to continued lease-up of Trove ($1.4 million). We placed the remainder of the Trove development costs into service during the first quarter of 2021.

Real estate rental revenue from non-residential activity increased due to lower credit losses ($0.1 million).

Average occupancy for residential properties for the 2021 Quarter and 2020 Quarter was as follows:

September 30, 2021			September 30, 2020			Increase
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.8%	82.0%	94.7%	94.3%	17.1%	89.9%	1.5%	64.9%	4.8%

The increase in same-store average occupancy was primarily due to higher average occupancy at 3801 Connecticut Avenue, The Paramount, The Kenmore and Yale West.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2021 Quarter and 2020 Quarter were 37.2% and 37.6%, respectively.

Real estate expenses from same-store residential properties decreased $0.2 million, or 1.3%, to $13.0 million for the 2021 Quarter, compared to $13.2 million for the 2020 Quarter, primarily due to lower repairs and maintenance ($0.2 million) expenses and lower real estate taxes ($0.2 million), partially offset by higher utilities ($0.1 million) and insurance ($0.1 million) expenses.

Other NOI

Other NOI classified as continuing operations decreased due to the sales of Monument II ($0.9 million) and 1227 25th Street ($0.8 million) during the fourth quarter of 2020 and lower NOI at Watergate 600 ($0.2 million).

Other Income and Expenses

Property management expenses: These expenses include costs directly related to the third-party management of property operations and corporate management and other costs.

General and administrative expenses: Increase primarily due to higher short-term incentive compensation expense ($1.0 million), higher office rent ($0.2 million) due to the commencement of the corporate office lease during the 2021 Quarter, higher accounting fees ($0.2 million) and higher insurance expense ($0.1 million).

Transformation costs: During the 2021 Quarter we incurred $1.0 million of costs related to the strategic transformation, including consulting, advisory and termination benefits.

Depreciation and amortization: Increase primarily due to placing into service the remainder of the Trove development ($0.8 million), the acquisition of The Oxford ($0.6 million) and higher depreciation and amortization at same-store properties ($0.3 million). These increases were partially offset by the dispositions of Monument II ($0.9 million) and 1227 25th Street ($0.5 million) in the fourth quarter of 2020.
Interest Expense: Interest expense by debt type for the three months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2021	2020	$ Change	% Change
Notes payable	$7,523	$7,902	$(379)	(4.8)%
Line of credit	765	1,281	(516)	(40.3)%
Capitalized interest	(182)	(472)	290	(61.4)%
Total	$8,106	$8,711	$(605)	(6.9)%

•Notes payable: Decrease primarily due to the prepayment during the 2021 Quarter of $300.0 million of unsecured notes originally scheduled to mature in October 2022, the prepayment of our $150.0 million 2015 Term Loan in December 2020, the $150.0 million 2020 Term Loan executed in May 2020 and prepaid in November 2020 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the 2021 Quarter. These were partially offset by the $350.0 million Green Bonds executed in December 2020.
•Line of credit: Decrease primarily due to lower weighted average borrowings of $20.9 million and a weighted average interest rate of 1.1% in the 2021 Quarter, as compared to $202.2 million and 1.2%, respectively, during the 2020 Quarter.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove.

Loss on extinguishment of debt: During the 2021 Quarter, we recognized a $12.3 million loss on extinguishment of debt related to the prepayment of the $300.0 million of unsecured notes that were originally scheduled to mature in October 2022, a $0.2 million loss on extinguishment of debt related to the prepayment of a $150.0 million portion of the $250.0 million 2018 Term Loan and a $0.2 million loss on extinguishment of debt related to the renewal of our Revolving Credit Facility.

Discontinued operations:

Income from operations of properties sold or held for sale: Increase primarily due to lower depreciation and amortization ($12.4 million), lower real estate expenses ($6.7 million) and lower management fees ($0.6 million), partially offset by lower operating income ($18.6 million) due to the sale of the Office Portfolio and the Retail Portfolio during the 2021 Quarter.

Gain on sale of real estate: The net gain during 2021 Quarter is due to the sales of the Office Portfolio and Retail Portfolio.

2021 Period Compared to 2020 Period

The following tables reconcile NOI to net income (loss) and provide the basis for our discussion of our consolidated results of operations and NOI in the 2021 Period compared to the 2020 Period. All amounts are in thousands, except percentage amounts.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Residential revenue:
Same-store portfolio	$105,641	$107,651	$(2,010)	(1.9)%
Acquisitions (1)	488	—	488	—%
Development (2)	4,152	696	3,456	496.6%
Non-residential (3)	794	595	199	33.4%
Total	111,075	108,942	2,133	2.0%
Residential expenses:
Same-store portfolio	38,589	37,997	592	1.6%
Acquisitions	212	—	212	—%
Development	2,420	895	1,525	170.4%
Non-residential	219	208	11	5.3%
Total	41,440	39,100	2,340	6.0%
Residential NOI:
Same-store portfolio	67,052	69,654	(2,602)	(3.7)%
Acquisitions	276	—	276	—%
Development	1,732	(199)	1,931	(970.4)%
Non-residential	575	387	188	48.6%
Total	69,635	69,842	(207)	(0.3)%
Other NOI (4), (5)	9,588	16,356	(6,768)	(41.4)%
Total NOI	79,223	86,198	(6,975)	(8.1)%
Reconciliation to net income (loss):
Property management expenses	(4,448)	(4,682)	234	(5.0)%
General and administrative expenses	(19,838)	(17,963)	(1,875)	10.4%
Transformation costs	(4,796)	—	(4,796)	—%
Depreciation and amortization	(52,542)	(52,683)	141	(0.3)%
Loss on sale of real estate	—	(7,539)	7,539	(100.0)%
Interest expense	(28,387)	(28,307)	(80)	0.3%
Loss on interest rate derivatives	(5,866)	—	(5,866)	—%
(Loss) gain on extinguishment of debt	(12,727)	262	(12,989)	(4957.6)%
Other income	3,037	—	3,037	—%
Discontinued operations (6):
Income from operations of properties sold or held for sale	23,083	20,071	3,012	15.0%
Gain on sale of real estate, net	46,441	—	46,441	—%
Net income (loss)	$23,180	$(4,643)	$27,823	(599.2)%
 ______________________________
(1)Acquisitions:
2021: The Oxford
(2)Development/redevelopment:
Trove
(3)Non-residential:
Includes revenues and expenses from retail and public parking garage operations at residential properties.

(4)Sold (classified as continuing operations):
2020 Office - John Marshall II, Monument II and 1227 25th Street
(5)Other (classified as continuing operations)
Watergate 600
(6)Discontinued operations:

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

Real Estate Rental Revenue

Real estate rental revenue from our apartment communities is comprised of (a) rent from operating leases of multifamily residential apartments with terms of approximately one year or less, recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our residents, (c) credit losses on lease related receivables, (d) revenue from leases of retail space at our apartment communities and (e) parking and other tenant charges.

Real estate rental revenue from same-store residential properties decreased $2.1 million, or 1.9%, to $105.6 million for the 2021 Period, compared to $107.7 million for the 2020 Period, primarily due to lower rental rates ($1.8 million), higher rent abatements ($1.3 million) and lower late fees ($0.1 million), partially offset by higher recoveries ($0.5 million), lower waived fees ($0.2 million), higher termination fees ($0.1 million), higher move-in charges ($0.1 million), lower credit losses ($0.1 million) and higher parking income ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of The Oxford ($0.5 million) during the 2021 Quarter.

Real estate rental revenue from development properties increased due to the continued lease-up of the Trove development ($3.5 million). We placed the remainder of the Trove development costs into service during the first quarter of 2021.

Real estate rental revenue from non-residential activity increased due to lower credit losses ($0.1 million) and higher rental revenue ($0.1 million).

Average occupancy for residential properties for the 2021 Period and 2020 Period was as follows:

September 30, 2021			September 30, 2020			Increase
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.1%	57.6%	92.7%	94.7%	8.4%	89.8%	0.4%	49.2%	2.9%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Paramount, The Ashby, The Maxwell and Assembly Leesburg, partially offset by lower average occupancy at Cascade at Landmark.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2021 Period and 2020 Period were 37.3% and 35.9%, respectively.

Real estate expenses from same-store residential properties increased $0.6 million, or 1.6%, to $38.6 million for the 2021 Period, compared to $38.0 million for the nine months ended September 30, 2020, primarily due to higher expenses related to contract maintenance and supplies ($0.4 million), utilities ($0.4 million) and insurance ($0.3 million), partially offset by lower real estate tax expenses ($0.4 million) and administrative expenses ($0.1 million).

Other NOI

Other NOI classified as continuing operations decreased due to the sales of Monument II ($3.0 million) and 1227 25th Street ($2.2 million) during the fourth quarter of 2020, the sale of John Marshall II ($1.4 million) during the second quarter of 2020 and lower NOI at Watergate 600 ($0.2 million).

Other Income and Expenses

Property management expenses: These expenses include costs directly related to the third-party management of property operations and corporate management and other costs.

General and administrative expenses: Increase primarily due to a higher short-term incentive compensation expense ($2.0 million) and higher share-based compensation expense ($0.3 million), partially offset by lower legal fees ($0.4 million).

Transformation costs: During the 2021 Period we incurred $4.8 million of costs related to the strategic transformation, including consulting, advisory and termination benefits.

Depreciation and amortization: Increase primarily due to placing into service the remainder of the Trove development ($3.2 million), the acquisition of The Oxford ($0.6 million) and higher depreciation and amortization at Watergate 600 ($0.2 million). These increases were partially offset by the dispositions of Monument II ($2.9 million) and 1227 25th Street ($1.3 million) in the fourth quarter of 2020.

Loss on sale of real estate: The loss during the 2020 Period is due to the sale of John Marshall II.

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2021	2020	$ Change	% Change
Notes payable	$26,484	$25,623	$861	3.4%
Mortgage notes payable	—	172	(172)	(100.0)%
Line of credit	2,464	4,404	(1,940)	(44.1)%
Capitalized interest	(561)	(1,892)	1,331	(70.3)%
Total	$28,387	$28,307	$80	0.3%

•Notes payable: Increase primarily due to the $350.0 million Green Bonds executed in December 2020, partially offset by the prepayment of all $250.0 million of our 4.95% Senior Notes in April 2020, prepayment of our $150.0 million 2015 Term Loan in December 2020, prepayment of the $150.0 million 2020 Term Loan in November 2020 and the prepayment during the 2021 Quarter of the $300.0 million of unsecured notes originally scheduled to mature in October 2022.
•Mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.
•Line of credit: Decrease primarily due to lower weighted average borrowings of $46.5 million and a lower weighted average interest rate of 1.1% during the 2021 Period, as compared to $193.2 million and 1.6%, respectively, during the 2020 Period.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove.

Loss on interest rate derivatives: We terminated five interest rate swap arrangements with an aggregate notional value of $150.0 million and recognized a $5.9 million loss on interest rate derivatives during the 2021 Period (see note 6 to the consolidated financial statements).

(Loss) gain on extinguishment of debt: During the 2021 Period we recognized a $12.3 million loss on extinguishment of debt related to the prepayment of the $300.0 million of unsecured notes that were originally scheduled to mature in October 2022, a $0.2 million loss on extinguishment of debt related to the prepayment of a $150.0 million portion of the $250.0 million 2018 Term Loan and a $0.2 million loss on extinguishment of debt related to the renewal of our Revolving Credit Facility. We recognized a gain on extinguishment of debt $0.5 million during the first quarter of 2020 related to the prepayment of the mortgage note secured by Yale West Apartments. This was partially offset by a loss on extinguishment of debt of $0.2 million during the second quarter of 2020 related to the prepayment of all $250.0 million of our 4.95% Senior Notes that were scheduled to mature in October 2020.

Other income: We recognized $1.3 million in other income related to a legal settlement, $1.3 million related to a real estate tax refund for an office property sold in 2018 and $0.4 million related to a construction easement at a retail property during the 2021 Period.

Discontinued operations:

Income from properties sold or held for sale: Increase primarily due to lower depreciation and amortization ($14.2 million), lower real estate expenses ($7.3 million) and lower management fees ($0.6 million), partially offset by lower operating income ($19.1 million) due to the sale of the Office Portfolio and the sale of the Retail Portfolio during the 2021 Period.

Gain on sale of real estate: The net gain during the 2021 Period is due to the sales of the Office Portfolio and the Retail Portfolio.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements. As of October 26, 2021, we had cash and cash equivalents totaling $297.1 million and no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $997.1 million.

Through our Office Portfolio and Retail Portfolio sales, we executed strategic transactions that will allow us to pursue residential expansion in Southeastern markets, meet our debt obligations for the next twelve months, including our completed redemption of all $300.0 million of unsecured notes originally due to mature in 2022 during the 2021 Quarter, and pay a dividend on a quarterly basis. We have no debt maturities until 2023.

We will continue to assess the payment of our dividends on a quarterly basis. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Trustees which considers, among other factors, trends in our levels of funds from operations and ongoing capital requirements to achieve a targeted payout ratio.

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

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2021. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Southeast regions, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

Our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility	Total Debt	Average Interest Rate
2021	$—		$—	$—	—%
2022	—		—	—	—%
2023	100,000	(1)	—	100,000	2.3%
2024	—		—	—	—%
2025	—		—	—	—%
Thereafter	400,000		—	400,000	4.5%
Scheduled principal payments	$500,000		$—	$500,000	4.1%
Net premiums/discounts	(144)		—	(144)
Loan costs, net of amortization	(3,033)		—	(3,033)
Total	$496,823		$—	$496,823	4.1%
______________________________
(1)    WashREIT entered into interest rate swaps to effectively fix a LIBOR plus 100 basis points floating interest rate to a 2.31% all-in fixed rate for the remaining $100.0 million portion of the 2018 Term Loan. The interest rates are fixed through the term loan maturity of July 2023.

The weighted average maturity for our debt is 7.5 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of September 30, 2021, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 84.6 million shares were outstanding at September 30, 2021.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2021 Quarter or 2020 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements and the Original Equity Distribution Agreements, respectively, for the 2021 Period and 2020 Period are as follows ($ in thousands, except per share data):

	Nine Months Ended September 30,
	2021	2020
Issuance of common shares	24	46
Weighted average price per share	$22.06	$31.07
Net proceeds	$467	$1,242

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three and nine months ended September 30, 2021 and 2020 are as follows ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common shares	19	23	65	64
Weighted average price per share	$23.73	$22.51	$22.97	$25.12
Net proceeds	$459	$516	$1,468	$1,581

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2021, no preferred shares were issued or outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net cash provided by operating activities	$66,383	$84,224	$(17,841)	(21.2)%
Net cash provided by (used in) investing activities	823,241	(5,787)	829,028	(14,325.7)%
Net cash used in financing activities	(589,512)	(88,759)	(500,753)	564.2%

Net cash provided by operating activities decreased primarily due to the sales of the Office Portfolio and the Retail Portfolio during the 2021 Quarter and costs associated with our strategic transformation.

Net cash provided by investing activities increased primarily due to the sales of the Office Portfolio and the Retail Portfolio during the 2021 Quarter partially offset by the acquisition of The Oxford during the 2021 Quarter.

Net cash used in financing activities increased primarily due to the repayment of $300.0 million of unsecured notes in the 2021 Quarter and higher net repayments on the Revolving Credit Facility during the 2021 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2021 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$31,319	$(956)	$23,180	$(4,643)
Adjustments:
Depreciation and amortization	18,252	18,064	52,542	52,683
Loss on sale of depreciable real estate	—	—	—	7,539
Discontinued operations:
Depreciation and amortization	—	12,406	22,904	37,106
Gain on sale of depreciable real estate	(46,441)	—	(46,441)	—
NAREIT FFO	$3,130	$29,514	$52,185	$92,685

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and nine months ended September 30, 2021. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on September 30, 2021 (in thousands):

	2021	2022	2023		2024	2025	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$—	$100,000	(1)	$—	$—	$400,000	$500,000	$517,185
Interest payments	$576	$20,300	$19,340		$17,995	$17,995	$87,364	$163,570
Interest rate on debt maturities	—%	—%	2.3%		—%	—%	4.5%	4.1%
______________________________
(1)     Includes a $100.0 million term loan with a floating interest rate. The interest rate on the $100.0 million term loan is effectively fixed by interest rate swap arrangements at 2.31%.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2021 and December 31, 2020 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2021	December 31, 2020
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$(1,689)	$(2,671)
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	7/21/2023	—	(1,338)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	—	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	—	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	—	(1,561)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	7/21/2023	—	(1,561)
$250,000					$(1,689)	$(10,255)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

In the second quarter of 2021 we determined that the hedged transactions for five interest rate swap arrangements with an aggregate notional value of $150.0 million were probable not to occur and that these interest swap arrangements were no longer effective cash flow hedges as of June 30, 2021 due to our intention to prepay a $150.0 million portion of the 2018 Term Loan. As a result, we recognized a loss of $5.8 million for the second quarter of 2021, which was recorded to Loss on interest rate derivatives on our condensed consolidated statements of operations. On September 27, 2021, we prepaid a $150.0 million portion of the 2018 Term Loan. In connection with the prepayment, we terminated the five interest rate swap arrangements with an aggregate notional value of $150.0 million. We currently expect to hold the remaining $100.0 million portion of the 2018 Term Loan until maturity. The interest rate swap arrangement with a notional value of $100.0 million related to the remaining portion of the 2018 Term Loan is an effective cash flow hedge as of September 30, 2021.

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

In connection with our strategic transformation, we intend to expand of our residential platform through acquisitions in Southeastern markets. The risks applicable to our ability to acquire, integrate and operate properties in the Washington, DC metro region are also applicable to our ability to acquire, integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/16/2021
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
10.1	Purchase and Sale Agreement, dated as of June 14, 2021 between WashREIT and BPG Acquisitions, LLC.	10-Q	001-06622	10.1	8/03/2021
10.2
Second Amended and Restated Credit Agreement, dated August 26, 2021, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent
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
DATE: October 29, 2021