Form 10-K
period 2021-12-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2022-02-18
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2021, the aggregate market value of such shares held by non-affiliates of the registrant was $1,926,429 (based on the closing price of the stock on June 30, 2021).
As of February 16, 2022, 87,417,882 common shares were outstanding.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

WASHINGTON REAL ESTATE INVESTMENT TRUST
2021 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

WashREIT Overview

Washington Real Estate Investment Trust (“WashREIT”) is a self-administered equity real estate investment trust (“REIT”). We own apartment communities in the greater Washington, DC metro and Southeast regions. While we previously owned a combination of commercial and residential assets, we disposed of all but one of our commercial assets (a 300,000 square foot office building in Washington, DC) in 2021. These commercial assets are classified as discontinued operations as of December 31, 2021.
Our focus is to generate returns and maximize shareholder value by providing quality, affordably priced housing to what we believe to be an underserved middle-income market. Our apartment communities fall within the following strategies among broader asset classes, as determined by a variety of factors, including the age of our buildings, rent growth drivers and rent relative to the market:

Class A

–Class A communities are recently developed and command rental rates well above market median rents.
–Class A- communities have been developed within the past twenty years and feature operational improvements and unit upgrades and command rents at or above median market rents.

Class B

–Class B Value-Add communities are over twenty years old but feature operational improvements and strong potential for unit renovations. These communities command average rental rates below median market rents for units that have not been renovated.
–Class B communities are over twenty years old, feature operational improvements and command average rental rates below median market rents. Near-term rent growth is driven by operational improvements and market rent growth without unit renovations. These communities can become Class B Value-Add depending on future market rents and renovation opportunities.

These strategies enable us to provide the best combination of value, quality and resident experience in our apartment communities.

Our Target Regional Real Estate Markets (1)

While we have historically focused our investments in the greater Washington, DC metro region, we began expanding into the Southeast region in 2021. Our targeted expansion markets include Atlanta, Georgia, Raleigh/Durham, North Carolina, and Charlotte, North Carolina. In 2021, we acquired two apartment communities in the Atlanta metro region and expect to continue to invest in the Southeast region in the coming years.

Washington, DC metro region

In 2021, the apartment market in the Washington, DC metro region began its recovery from the pandemic-induced weakness observed in the prior year. Overall market occupancy increased by 230 basis points year-over-year to 97.1% as of December 31, 2021. In 2022, overall market occupancy for the Washington, DC metro region is expected to remain near 97%. The higher occupancy in 2021 resulted in strong rent growth, with a 4.5% increase in the third quarter of 2021 from the third quarter of the prior year, the first year-over-year increase since the first quarter of 2020. This was followed by an 8.8% annual increase in the fourth quarter of 2021 from the fourth quarter of the prior year. All product classes saw growth in 2021, with Class B and Class A units registering 10.5% and 9.1% annual growth, respectively.

Rental rate growth is expected to continue in 2022 due to continued job growth and household formation that is expected to be partially offset by the delivery of new units.

Atlanta metro region

The apartment market in the Atlanta metro region was one of the best-performing markets in the country during 2021, as evidenced by the increase in occupancy and rent growth, with continued economic recovery and in-migration leading to strong apartment demand. Occupancy increased by 150 basis points year-over-year to 97.0% and Class A and Class B units recorded annual growth of 22.9% and 24.3%, respectively, compared to 2020.

Rental rate growth is expected to continue in 2022, although at levels below the record growth of 2021. Job growth is expected to normalize to approximately 80,000 jobs in 2022, maintaining strong demand even as deliveries of new units in the Atlanta metro region increase over the limited deliveries in 2021 compared to previous years.

Raleigh/Durham and Charlotte metro regions

The apartment markets in the Raleigh/Durham and Charlotte metro regions have also been strong, with annual rent increases of 20.6% and 18.6%, respectively, compared to 2020. While there is strong construction activity in these markets, economic growth and favorable in-migration patterns are expected to support continued rental rate growth in 2022. Occupancy in the Raleigh/Durham market increased by 210 basis points to 97.2% compared to 2020, while occupancy in Charlotte increased 150 basis points to 97.1% compared to 2020.

Rent growth and occupancy are expected to continue in 2022, ranking in the upper quartile of major U.S. cities.
______________________________
(1)     The source of the data in this section is RealPage Market Analytics

Our Portfolio

As of December 31, 2021, we owned approximately 7,800 residential apartment homes in the Washington, DC metro and Southeast regions. We also owned and operated approximately 300,000 square feet of commercial space in the Washington, DC metro region. The percentage of total real estate rental revenue from continuing operations by property type for the three years ended December 31, 2021, and the average occupancy for the year ended December 31, 2021, were as follows:

Average Occupancy, year ended December 31, 2021		% of Total Real Estate Rental Revenue
		2021	2020	2019
93%	Residential	89%	82%	71%
89%	Other	11%	18%	29%
		100%	100%	100%

Total real estate rental revenue from continuing operations for each of the three years ended December 31, 2021, was $169.2 million, $176.0 million and $176.7 million, respectively. During the three years ended December 31, 2021, we acquired eleven residential properties and substantially completed major construction activities at one residential development project. During that same period, we sold sixteen retail properties and seventeen office properties. See note 13 to the consolidated financial statements for further discussion of our operating results by segment.

No single tenant accounted for more than 5% of real estate rental revenue from continuing operations in any of the three years ended December 31, 2021.

We enter into arrangements from time to time by which various service providers conduct day-to-day property management and/or leasing activities at our properties. Bozzuto Management Company ("Bozzuto") and Greystar Real Estate Partners ("Greystar") currently provide property management and leasing services at our residential properties. Bozzuto and Greystar provide such services under individual property management agreements for each property, each of which is separately terminable by us or Bozzuto/Greystar, as applicable. Although they vary by property, on average, the fees charged by the service provider under each agreement are approximately 3% of revenues at each property. Our future plans are to perform day-to-day property management and leasing activities at our apartment communities internally rather than outsource those activities. Under our current project plan, the insourcing process will begin during 2022 and is expected to be completed in 2023.

Investment Strategy

We expect to continue investing in additional income-producing apartment communities through acquisitions, development, redevelopment and possible joint ventures based on our research-focused investment strategy. We are focused on investing in economies with diverse, innovative industries that we believe will benefit from outsized job creation, wage growth and in-migration in the years to come. Our strategies focus on middle-income renters and mid-range rental price points who make up the largest share of apartment demand in each of our current and target markets. We seek Class B communities priced below market midpoints and Class A- communities that do not compete with new supply to increase the opportunity to grow rents. We target acquisition opportunities that offer more robust NOI growth prospects during the first three years of ownership than our same-store portfolio. Our research-focused approach enables us to craft optimal strategies to create value from assets, from renovation scoping to disposition timing. We tailor our renovation programs to each submarket, target renter group and individual community to provide an improved yet affordable living experience while enhancing shareholder value. We invest in communities where we believe we can enhance the operating results and increase the community’s value. Our communities typically compete for residents and tenants with other communities based on location, quality and rental rates.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2021 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the properties is contained in Item 2, Properties, and note 13 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Human Capital

Employees, Training and Development

On February 16, 2022, we had 53 employees engaged in corporate, financial, asset management and other functions. All of our officers, and substantially all of our employees live and work in or near the greater Washington, DC metro region.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our new and existing employees. At WashREIT, we place great value on employee growth through goals, feedback and professional and leadership development offerings. Our human resources team provides ongoing training and development opportunities to all employees. We financially support employees pursuing industry-specific training and certification programs and we encourage employees to join professional organizations that offer technical, soft skill and leadership development workshops.

We survey our employees regularly on a variety of topics including strategic initiatives, employee engagement, diversity, town hall meetings, community service and other topics and incorporate the feedback to ensure our programs and initiatives are best serving employee needs.

Additionally, our equity and cash incentive plans are designed to attract, retain and reward our workforce through the granting of stock-based and cash-based compensation awards, with the goal of motivating employees to perform to the best of their abilities and achieve our objectives, including increasing stockholder value.

Health, Safety and Well-being

We support our employees with a robust and competitive employee benefits program, including a flexible vacation policy, parental leave, 401(k) matching, tuition reimbursement, an Employee Assistance Program, and other programs.

Additionally, we have a wellness program that provides fun, engaging challenges to encourage employees to continuously improve their physical, mental, and financial well-being. Some of the programs we offer throughout the year include biometric screenings, personal finance check-ups, and healthy lunch challenges. In our corporate office, we offer two wellness rooms for employees to take a break to decompress.

Our technological capabilities allow our employees the flexibility to work from anywhere at any time. This allows us to easily meet our tenants’ needs as well as those of our employees, which has been especially important during the COVID-19 pandemic.

Diversity and Inclusion

WashREIT’s Diversity, Equity, Inclusion, and Belonging Initiative ("DEIB") is a long-term commitment to promoting an environment where each individual feels comfortable being their most authentic selves. We believe diversity of backgrounds, experiences, cultures, ethnicities, and interests leads to new ways of thinking and drives engagement and organizational success. Our diverse DEIB Council is overseen by WashREIT’s senior leadership team and board of trustees. The DEIB Council tracks and monitors our diversity metrics and facilitates learning and training opportunities, including a diversity speaker series, targeted recruitment and relationship development with diverse industry groups for internships and employment opportunities and partnering with community-based non-profits for volunteer activities.

Community Engagement

As a real estate investment trust, investing is at the core of what we do, but the most valuable investments we make are not in our buildings but in our people and our community. We are passionate about making a difference in the regions we call home.

We are committed to improving the lives of those in need, and our employees participate in a wide variety of philanthropic activities throughout the year. Whether volunteering at a food bank, running a toy drive, walking for a cause, or participating in our company-wide community service day, we are proud to foster a culture of giving back.

Regulation

REIT Tax Status

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains), to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all of the taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries. Our taxable REIT subsidiaries are subject to corporate U.S. federal, state and local income tax on their taxable income at regular statutory rates (see note 1 to the consolidated financial statements for further disclosure).

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

As part of our overall commitment to environmental, social, and governance (“ESG”) practices, we aim to transform environmentally- and socially-responsible strategies into sustainable actions that deliver value to our residents, tenants, shareholders, and communities. Because we are committed to the efficient and sustainable operation of our properties for the entire lifespan of ownership, we have established programs to reduce energy, greenhouse gases, water and waste. These practices include enrolling all of our residential properties with Bright Power Energy Score Cards, replacing old appliances with ENERGY STAR rated equipment and updating water fixtures to low-flow options as units are renovated. We are pairing upgraded LED lighting fixtures with occupancy sensors and daylighting controls, creating partnerships to collect and transport materials for composting and adding donation boxes to facilitate the reuse of durable goods. We are installing chargers for electric vehicles and bike storage facilities for commuters.

We track annual asset-level performance of energy use, greenhouse gas emissions, and waste diversion. Over the past several years we have demonstrated continual progress in achieving reductions. We publish an annual sustainability report that is aligned with the Sustainability Accounting Standards Board and includes the organization’s approach to managing climate risk in alignment with the Task Force on Climate-Related Financial Disclosures. This report can be found online at https://www.washreit.com/sustainability-copy/. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document. In 2021, we announced our commitment to net zero carbon operation in alignment with the Urban Land Institute’s Greenprint Net Zero by 2050 Goal. Meeting this goal will require that we fully integrate a focus on carbon reductions into our strategic approach and at all levels of our organization throughout our portfolio transformation. As a first step toward this goal, we are reevaluating the appropriate interim energy and greenhouse gas emissions targets in support of this long-term objective.

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

Risks Related to our Business and Operations

We may be unable to successfully expand our operations into new markets and submarkets, which could have a material adverse effect on us, the trading price of our stock and our ability to make distributions to our shareholders.

In connection with our strategic transformation, we intend to expand our residential platform through acquisitions in Southeastern markets. Our current targeted expansion markets include Atlanta, Georgia, Raleigh/Durham, North Carolina, and Charlotte, North Carolina. During 2021, we acquired two apartment communities in the Atlanta metro region and plan to continue to invest in the Southeast region in 2022 and beyond. However, our historic operations have been concentrated in the Washington DC, metro region, where we have expertise in acquiring and operating assets. The risks applicable to our ability to acquire, integrate and operate apartment communities in the Washington DC, metro region are also applicable to our ability to acquire, integrate and operate apartment communities in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand and success in expanding into those markets. Furthermore, we may be unable to build a significant market share or achieve a desired return on our investments in new markets. The occurrence of any of the foregoing risks could have a material adverse effect on us, the trading price of our stock and our ability to make distributions to our shareholders.

Our performance and value are subject to risks associated with our apartment communities and with the real estate industry, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Our financial performance and the value of our apartment communities are subject to the risk that they do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, which could cause our cash flow and ability to make distributions to our shareholders to be adversely affected. Any of the following factors, among others, may adversely affect the cash flow generated by our apartment communities and ability to make distributions to our shareholders:

•a decrease in demand for rental properties over home ownership resulting from, among other reasons, resident preferences, decreases in housing prices and mortgage interest rates, and government programs to promote home ownership or subsidize rental housing, slow or negative employment growth and household formation;
•competition with other housing alternatives, including owner occupied single and residential apartment homes;
•the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers;
•declines in the financial condition of our tenants;
•significant job losses in the regions in which we operate;
•economic and market conditions including: migration to areas outside of major metropolitan areas where our portfolio is concentrated, new construction and excess inventory of residential and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use;
•our ability to integrate new technological innovations into our properties to attract residents; and
•political conditions, civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war and actual or anticipated geopolitical instability.

Each of these factors could possibly limit our ability to retain our current residents, attract new ones or increase or maintain rents, which could lower the value of our properties and adversely affect our results of operations and our financial condition.

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

We are currently dependent upon the economic and regulatory climate of the Washington, DC metro region, which may impact our profitability and may limit our ability to meet our financial obligations when due and/or make distributions to our shareholders.

While we are implementing a strategy of expanding into markets in the Southeast region, as of December 31, 2021, 91% of our residential apartment homes were located in the Washington, DC metro region and such concentration may expose us to a greater amount of market dependent risk than if we were more geographically diverse. General economic conditions and local real estate conditions in the Washington, DC metro region are dependent upon various industries that are predominant in our area (such as government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of the region. Additionally, we are susceptible to adverse developments in the Washington, D.C. regulatory environment, such as increases in real estate and other taxes, the costs of complying with governmental regulations or increased regulations and actual or threatened reductions in federal government spending and/or changes to the timing of government spending, as has occurred during federal government shutdowns. In general, our properties are concentrated in dense urban and suburban submarkets, and to the extent that these markets become less desirable to operate in, including changes in residential housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets. In the event of negative economic and/or regulatory changes in the regions in which we operate, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.

Short-term leases expose us to the effects of declining market rents, which could adversely affect our cash flow, results of operations and financial condition.

Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our apartment leases were for longer terms. Additionally, if the terms of a renewal or reletting are less favorable than current terms, then our results of operations and financial condition could be negatively affected. For each the three years ended December 31, 2021, the same store residential resident retention rate was 60%, 57%, and 55%, respectively.

The risks related to our commercial operations could adversely impact our results of operations and financial condition.

Although we are primarily in the residential rental business, we also own ancillary commercial space, primarily within our apartment communities, and own one office building that we lease to third parties. Gross rental revenue provided by leased commercial space in our portfolio represented 11% of our real estate rental revenue from continuing operations in 2021. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks, such as difficulties or delays in reletting this commercial space and in achieving desired rental rates, the cost of allowances and concessions to tenants, which may be less favorable than current terms, a failure rate of small, local business that may be higher than average and competition with other commercial spaces, which may affect our ability to lease space and the level of rents we can obtain. Additionally, if our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations. Each of these factors could adversely impact our results of operations and financial condition.

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

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our residents.

Jurisdictions in the Washington, DC metro region have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Such laws and regulations limit our ability to charge market rents, increase rents or evict residents at our apartment communities and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of homes at below-market rents, which has a negative impact on our ability to increase cash flows from our residential properties subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying residents to such properties. As of December 31, 2021, four of our residential properties, each located within the Washington, DC metro region, were subject to such regulations.

Our business and reputation depend on our ability to continue to provide high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations.

Our business and reputation depend on providing our residents with quality housing including a wide variety of amenities such as covered parking, swimming pools, fitness facilities and similar features, highly reliable services, including water and electric power and the consistent operation of our communities. The delayed delivery or any material reduction or prolonged interruption of these services may cause residents to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities, including government mandated closures due to health concerns, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism and similar events. Additionally, residents may choose not to use such facilities or amenities as a result of social distancing recommendations during the COVID-19 pandemic or for other reasons, which may cause our communities to become less appealing to such residents. Such service interruptions, closures, mechanical failures or other events may also expose us to additional liability claims and damage our reputation and brand and could cause current residents to terminate or not renew their leases, and prospective residents to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our business, financial condition and results of operations.

We face risks associated with property development/redevelopment, which could have an adverse effect on our financial condition, results of operations or ability to satisfy our debt service obligations.

We may, from time to time, engage in development and redevelopment activities, some of which may be significant. Developing or redeveloping properties presents a number of risks for us, including risks relating to necessary permitting, risks relating to development and construction costs and/or permanent financing, environmental remediation, timeline disruptions and demand for the completed property.

Properties developed or acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management’s time and attention.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken. Some of these development/redevelopment risks may be heightened given current uncertain and potentially volatile market conditions. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our expected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct, and lease-up a development property may increase, which could adversely impact our projected returns or result in a termination of the development project. The materialization of any of the foregoing risks could have an adverse effect on our financial condition, results of operations or ability to satisfy our debt service obligations.

Corporate social responsibility, specifically related to Environmental, Social and Governance (“ESG”), may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations and financial condition and the price of our securities.

Sustainability, social and governance matters have become increasingly important to investors and other stakeholders. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics. Many investors focus on ESG-related business practices and scores when choosing where to allocate their investments and may consider a company's score as a factor in making an investment decision. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. Additionally, if our corporate responsibility procedures or standards do not meet the standards set by various constituencies, we may face reputational damage. While we have generally scored highly in these metrics to date, there can be no assurance that we will continue to do so in the future, particularly since the criteria by which companies are rated for their ESG efforts may change, which could cause us to receive lower scores than in previous years. A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors and/or cause investors to reallocate their capital away from the Company, each of which could have an adverse impact on the price of our securities.

We face risks associated with property acquisitions.

We may acquire properties and expand into new markets which would increase our size and geographic diversity and could alter our capital structure. In addition, our acquisition activities and results may be exposed to the following risks:

•we may have difficulty finding properties that are consistent with our strategies and meet our standards;
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
•the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects’ proceeds are not invested as profitably as we desire;
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

We may also acquire properties subject to liabilities and without recourse, or with limited recourse with respect to unknown liabilities. As a result, if liability were asserted against us based upon the acquisition of a property, we may have to pay substantial sums to settle it, which could adversely affect our cash flow.

We face risks associated with third-party service providers, which could negatively impact our profitability.

We enter into arrangements from time to time with various service providers which conduct day-to-day property management and/or leasing activities at our apartment communities. Currently, all of our apartment communities are managed by third-party service providers. Failure of such service providers to adequately perform their contracted services could negatively impact our ability to retain residents or lease vacant space. As a result, any such failure could negatively impact our profitability.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments which may adversely affect our operations.

While we currently have no interests in joint ventures, we may from time to time invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders. In some instances, joint venture partners may have competing interests that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they take action inconsistent with our interests in the joint venture, we may be adversely affected.

Climate change and regulation regarding climate change in the regions in which we operate, particularly in the Washington, DC metro region currently, may adversely affect our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders.

All of our properties are located on the East Coast. Climate change (including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature), may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. Additionally, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies.

Changes in U.S. federal and state legislation and regulations on climate change could result in utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. Specifically, the District of Columbia, Arlington County, Virginia, Fairfax County, Virginia, and Montgomery County, Maryland have made formal public commitments to carbon reduction. To enforce this commitment in Washington, D.C., the Washington, D.C. City Council passed the DC Clean Energy Omnibus Amendment Act of 2018. The bill requires that all electricity purchased in Washington, D.C. be renewable by 2032 and sets a building energy performance standard requiring certain buildings to meet certain minimum energy efficiency standards. Under Washington D.C.’s Building Energy Performance Standards, all existing buildings over 50,000 square feet were required to reach minimum levels of energy efficiency or deliver savings by 2027, with progressively smaller buildings phasing into compliance over the following years. This regulation may require unplanned capital improvements, and increased engagement to manage occupant energy use, which is a large driver of building performance. If our properties cannot meet performance standards, they risk fines for non-compliance, as well as a decrease in demand and a decline in value. As a result of these and other regulations in the Washington, DC metro region and the markets into which we intend to expand pursuant to the strategic transformation, our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

The majority of the properties in our portfolio are located in or near Washington, D.C., a metropolitan area that has been and may in the future be the target of actual or threatened terrorism attacks. As a result, some residents in our market may choose to relocate to other markets. This could result in an overall decrease in the demand for this market generally, which could increase vacancies or impact rental rates in our properties. In addition, future terrorist attacks in or near Washington, D.C. could directly or indirectly damage such properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially which would negatively affect our results of operations.

Some potential losses are not covered by insurance, which could adversely affect our financial condition or cash flow.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in March 2022 or August 2022, depending on the property. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

We carry insurance policies on terms and in amounts we consider commercially reasonable. However, it does not cover terrorist related activities except certain non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

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

In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both the revenues generated from the affected property and the capital we have invested in the affected property. Depending on the specific circumstances of the affected property, it is possible that we could be liable for any mortgage indebtedness or other obligations related to the property. Any such loss could adversely affect our business and financial condition and results of operations. Additionally, any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition.

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

In addition, various environmental laws impose liability on a current or former owner or operator of real property for investigation, removal or remediation of hazardous or toxic substances or petroleum products at our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances. Liability under these laws may be joint and several, meaning that we could be required to bear 100% of the liability even if other parties are also liable. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances or petroleum products at our currently owned or leased properties could result in limitations on or interruptions to our operations, and releases at our currently or formerly owned or leased properties could result in in third-party claims for bodily injury, property or natural resource damages, or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. In addition, we may be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so. It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys prior to our acquisition of properties. However, there is a risk that these assessments will not identify all potential environmental issues at a given property. Moreover, environmental, health and safety requirements have become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on our properties or adversely affect our ability to sell properties or to use properties as collateral.

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

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan, we face cybersecurity risks, such as cyber-attacks, ransomware and other malware, social engineering, phishing schemes or bad actors inside our organization. The risk of a security breach, disruption, or cyber-attack, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require increasing resources from us to analyze and mitigate, and there is no assurance that our efforts will be effective. Additionally, we rely on third-party service providers in our conduct of our business and we can provide no assurance that the security measures of those providers will be effective.

In the normal course of business, we and our service providers collect and retain certain personal information provided by our residents, employees and vendors. Although we make efforts to maintain the security and integrity of our information, we can provide no assurance that our data security measures will be able to prevent unauthorized access to this personal information. In addition to the risks discussed above related to a breach of confidential information, a breach of personal information may result in regulatory fines and orders, obligations to notify individuals or litigation risks.

Risks Related to the novel coronavirus (COVID-19)

The current outbreak of COVID-19, and the resulting volatility it has created, has disrupted our business and we expect that the COVID-19 pandemic will significantly and adversely impact our business, financial condition and results of operations going forward, and other potential pandemics or outbreaks could materially adversely affect our business, financial condition, results of operations and cash flows in the future. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

The COVID-19 pandemic has had, and COVID-19, any mutation or variant thereof, and any future pandemic will continue to have repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving, and many countries, including the United States (specifically the states and cities that comprise the Washington, DC metro region, where we own the majority of our properties and have development sites and the Southeast regions, into which we intend to expand pursuant to the strategic transformation), have at times also instituted quarantines, shelter-in-place rules, and restrictions on travel, the types of business that may continue to operate, and/or the types of construction projects that may continue. As a result, the COVID-19 pandemic is directly and indirectly negatively impacting most industries both inside and outside the markets in which we currently operate and intend to expand into. Jurisdictions in the Washington, DC metro and Southeast regions have implemented or may implement rent freezes or other similar restrictions. The full extent of the impact on our business is largely uncertain and dependent on a number of factors beyond our control, including a potential increase in the number of cases in the Washington, DC metro and Southeast regions, as a result of this year's flu season or otherwise.

The COVID-19 outbreak has caused and continues to cause severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration, including supply chain disruptions and increased inflation. COVID-19 has disrupted our business and is expected to continue to have a significant adverse effect on our business, financial performance and condition, operating results and cash flows due to, among other factors:

•a decrease in real estate rental revenue (our primary source of operating cash flow), as a result of temporary rent increase freezes impacting new and renewal rental rates on residential properties;
•the inability of our third-party service providers to adequately perform their property management and/or leasing activities at our properties due to decreased on-site staff or other COVID-19-related challenges;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of debt agreements;
•a decline in the market value of real estate in the regions in which we operate may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets;
•future delays in the supply of products, services or liquidity may negatively impact our ability to complete the development, redevelopment, renovations and lease-up of our properties on schedule or for their original estimated cost;
•increased inflation, which may increase labor or other costs to maintain our properties, and increased sanitation and hygiene requirements;
•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow or diversify our residential portfolio;
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
•shifts in consumer housing demand based on geography, affordability, housing type (e.g. multi-family vs. single-family) and unit type (e.g. studio vs. multi-bedroom), mainly resulting from the paradigm shift of work culture, the decentralization of corporate headquarters and the success of “work from home” models;
•the potential for our employees, particularly our key personnel and property management teams, to become sick with COVID-19 which could adversely affect our business; and
•complying with REIT requirements during a period of reduced cash flow could cause us to liquidate otherwise attractive investments or borrow funds on unfavorable conditions.

The significance, extent and duration of the impact of COVID-19 remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as a potential increase in cases in the Washington, DC metro and Southeast regions, the continued severity, duration, transmission rate and geographic spread of COVID-19, the extent and effectiveness of the containment measures taken, the timing, effectiveness and availability of vaccines and the willingness of people to take the vaccines and the response of the overall economy, the financial markets and the population, once the current containment measures are lifted.

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

We rely on borrowings under our credit facility, mortgage notes, and debt securities to finance acquisitions and development activities and for general corporate purposes. In the past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the reported significant inventory of unsold mortgage-backed securities in the market. This volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. These conditions, which increase the cost and reduce availability of debt, may continue to worsen in the future. Circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we were unable to borrow under our credit facility or to refinance existing debt financing, our financial condition and results of operations would likely be adversely affected. Similarly, global equity markets have experienced significant price volatility and liquidity disruptions in recent years, and similar circumstances could significantly and negatively impact liquidity in the financial market in the future. Any disruption could negatively impact our ability to access additional financing at reasonable terms or at all.

We anticipate that only a small portion of the principal of our currently outstanding debt will be repaid prior to maturity. Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. The materialization of any of the foregoing risks would adversely affect our financial condition and results of operations.

Our degree of leverage could limit our ability to obtain additional financing, affect the market price of our common shares or debt securities or otherwise adversely affect our financial condition.

On February 16, 2022, our total consolidated debt was approximately $0.5 billion. Using the closing share price of $24.54 per share of our common shares on February 16, 2022, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 19% as of February 16, 2022.

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

We have entered into, and may in the future enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on variable rate debt. Our hedging transactions have included, and may in the future include, entering into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders. While such agreements are intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the REIT provisions of the Code may limit use of certain hedging techniques that might otherwise be advantageous or push us to implement those hedges through a taxable REIT subsidiary, which would increase the cost of our hedging activities. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

The future of the reference rate used in our existing floating rate debt instruments and hedging arrangements is uncertain, which could hinder our ability to maintain effective hedges and could adversely impact our business operations and financial results.

Our floating-rate debt and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (“LIBOR”) as calculated for the U.S. dollar (“USD-LIBOR”), or to another financial metric. As of December 31, 2021, we had approximately $100.0 million of debt outstanding that was indexed to LIBOR.

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

On November 30, 2020, the United Kingdom regulator announced its intentions, subject to confirmation following an early December consultation, to cease the publication of the one week and two month USD-LIBOR immediately following the December 31, 2021 publications, and the remaining USD-LIBOR tenors immediately following the June 30, 2023 publications.

Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR (for example, various characteristics of SOFR make it uncertain whether it would be viewed by market participants as an appropriate alternative to USD-LIBOR for certain purposes), how any replacement would be implemented across the industry, and the effect any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.

We can provide no assurance regarding the future of LIBOR and when our current floating rate debt instruments and hedging arrangements that refer to LIBOR will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations. In addition, confusion related to the transition from USD-LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR.

Covenants in our debt agreements could adversely affect our financial condition.

Our credit facility and other debt instruments contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. We must maintain certain ratios, including a maximum of total indebtedness to total asset value, a maximum of secured indebtedness to total asset value, a minimum of quarterly adjusted EBITDA to fixed charges and a maximum of unsecured indebtedness to unencumbered pool value. Our ability to borrow under our credit facility is subject to compliance with our financial and other covenants.

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

Our bylaws currently provide that the foregoing provision regarding "control share acquisitions" will not apply to any acquisition by any person of shares of beneficial interest of WashREIT. However, our board of trustees could, in the future, modify our bylaws such that the foregoing provision regarding "control share acquisitions" would be applicable to WashREIT.

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

In addition, our charter authorizes and our bylaws require us to indemnify our trustees for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws also require us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of WashREIT, your ability to recover damages from such trustees or officers will be limited with respect to trustees and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our trustees and our executive officers, and may, in the discretion of our board of trustees, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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

Our board of trustees considers, among other factors, trends in our levels of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received to achieve a targeted payout ratio. If some or all of these factors were to trend downward for a sustained period of time, our board of trustees could determine to reduce our dividend rate. If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.

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
•perceived attractiveness of the Washington, DC metro and Southeastern regions;

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

Risks Related to Taxes and our Status as a REIT

The loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common shares.

We believe that we qualify as a REIT, and we intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. However, our charter provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. Furthermore, we cannot assure you that we are qualified as a REIT, or that we will remain qualified as a REIT in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code which include maintaining ownership of specified minimum levels of real estate-related assets, generating specified minimum levels of real estate-related income, maintaining certain diversity of ownership requirements with respect to our shares and distributing at least 90% of our "REIT taxable income" (determined before the deduction for dividends paid and excluding net capital gains) on an annual basis. Moreover, the complexity of these provisions and of applicable treasury regulations is greater in the case of a REIT that, like us, holds some of its assets through entities treated as partnerships for U.S. federal income tax purposes.

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

If we fail to qualify as a REIT, we could face serious tax consequences that could substantially reduce our funds available for payment of dividends for each of the years involved because:
(i)we would be subject to U.S. federal income tax at the regular corporate rate, without any deduction for dividends paid to shareholders in computing our taxable income, and possibly increased state and local taxes; and
(ii)unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

The maximum tax rate applicable to income from "qualified dividends" payable by non-REIT C corporations to U.S. shareholders that are individuals, trusts or estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the maximum 20% reduced rate and are taxed at applicable ordinary income tax rates, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gain dividends.” For taxable years beginning before January 1, 2026, U.S. shareholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (excluding the net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT C corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% U.S.

federal income tax rate applicable to non-REIT C corporations is 36.8% (excluding the 3.8% net investment income tax)). Although the reduced rates applicable to dividend income from non-REIT C corporations do not adversely affect the taxation of REITs or dividends payable by REITs, these reduced rates could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT C corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

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

In addition, from time to time our taxable income may exceed our net income as determined by GAAP. This may occur, for instance, because realized capital losses are deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to (i) use cash reserves, (ii) incur debt at rates or times that we regard as unfavorable, (iii) sell assets in adverse market conditions, (iv) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (v) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive our shares or (subject to a limit measured as a percentage of the total distribution) cash in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our taxable REIT subsidiaries (and any taxable REIT subsidiaries formed in the future) generally will be subject to U.S. federal, state and local corporate income tax on their taxable income. Moreover, while we will attempt to ensure that our dealings with our taxable REIT subsidiaries (and any taxable REIT subsidiaries formed in the future) do not adversely affect our REIT qualification, we cannot provide assurances that we will successfully achieve that result.

Partnership tax audit rules could have a material adverse effect on us.

Under current federal partnership tax audit rules, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. With respect to any partnership in which we invest, unless such partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that such partnership would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate‑level taxes had we owned the assets of the partnership directly.

There is a risk of changes in the tax laws which may adversely affect our taxation as a REIT and taxation of our shareholders.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. Most recently, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws in connection with the passage of the Tax Cuts and Jobs Act of 2017 and the Coronavirus Aid, Relief and Economic Security Act. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2021, which consisted of 25 properties and land held for development.

Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Homes	Average Occupancy, year ended December 31, 2021	Ending Occupancy, as of December 31, 2021
Residential Properties
Assembly Alexandria	Alexandria, VA	2019	1990	532	95.7%	95.9%
Cascade at Landmark	Alexandria, VA	2019	1988	277	95.1%	96.8%
Clayborne	Alexandria, VA	N/A	2008	74	96.9%	97.3%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	94.8%	95.3%
Bennett Park	Arlington, VA	N/A	2007	224	96.4%	96.4%
Park Adams	Arlington, VA	1969	1959	200	95.6%	95.5%
The Maxwell	Arlington, VA	N/A	2014	163	96.1%	96.3%
The Paramount	Arlington, VA	2013	1984	135	96.2%	95.6%
The Wellington	Arlington, VA	2015	1960	711	95.1%	96.3%
Trove	Arlington, VA	N/A	2020	401	61.9%	94.5%
Roosevelt Towers	Falls Church, VA	1965	1964	191	96.0%	94.8%
Assembly Dulles	Herndon, VA	2019	2000	328	95.9%	95.4%
Assembly Herndon	Herndon, VA	2019	1991	283	95.1%	95.8%
Assembly Leesburg	Leesburg, VA	2019	1986	134	96.5%	98.5%
Assembly Manassas	Manassas, VA	2019	1986	408	95.6%	95.3%
The Ashby at McLean	McLean, VA	1996	1982	256	96.3%	95.7%
3801 Connecticut Avenue	Washington, D.C.	1963	1951	307	93.7%	97.1%
Kenmore Apartments	Washington, D.C.	2008	1948	374	92.3%	94.9%
Yale West	Washington, D.C.	2014	2011	216	95.3%	96.3%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	95.7%	95.9%
Assembly Germantown	Germantown, MD	2019	1990	218	95.6%	96.3%
Assembly Watkins Mill	Gaithersburg, MD	2019	1975	210	96.8%	98.6%
Assembly Eagles Landing	Stockbridge, GA	2021	2000	490	96.1%	95.7%
The Oxford	Conyers, GA	2021	1999	240	93.0%	95.0%
Subtotal Residential Properties				7,789	93.4%	95.8%

Properties	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2021 (1)	Ending Occupancy, as of December 31, 2021 (1)
Office Building
Watergate 600	Washington, D.C.	2017	1972/1997	295,000	92.4%	91.3%
______________________________
(1)    Percent leased and ending occupancy calculations are based on square feet and includes temporary lease agreements for Watergate 600. Percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol WRE. As of February 16, 2022, there were 3,004 shareholders of record.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of shares of our common stock for the three months ended December 31, 2021 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2021	—	$—	N/A	N/A
November 1 - November 30, 2021	—	—	N/A	N/A
December 1 - December 31, 2021	41,823	25.81	N/A	N/A
Total	41,823	25.81	N/A	N/A
______________________________
(1)    Represents restricted shares surrendered by employees to WashREIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

Performance Graph:

The following line graph sets forth, for the period from December 31, 2016, through December 31, 2021, a comparison of the percentage change in the cumulative total stockholder return on our common stock compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2016, in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing by us under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6: RESERVED

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
•Results of Operations. Discussion of our financial results comparing 2021 to 2020 and 2020 to 2019.
•Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.
•Funds From Operations. Calculation of NAREIT Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.
•Critical Accounting Estimates. Descriptions of accounting policies that reflect significant judgments and estimates used in the preparation of our consolidated financial statements.

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
•Average occupancy, calculated as average daily occupied apartment homes as a percentage of total apartment homes.

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store”. Same-store portfolio properties include properties that were owned for the entirety of the years being compared and exclude properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. We define development properties as those for which we have planned or ongoing major construction activities on existing or acquired land pursuant to an authorized development plan. Development properties are categorized as same-store when they have reached stabilized occupancy (90%) before the start of the prior year. We define redevelopment properties as those for which we have planned or ongoing significant development and construction activities on existing or acquired buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. We categorize a redevelopment property as same-store when redevelopment activities have been complete for the majority of each year being compared.

Overview

During the third quarter of 2021, we completed the sale of twelve office properties (the “Office Portfolio”) (see note 3 to the consolidated financial statements) for a contract sale price of $766.0 million. Also during the third quarter of 2021, we completed the sale of eight retail properties (the “Retail Portfolio”) (see note 3 to the consolidated financial statements) for a contract sale price of $168.3 million. Both the Office Portfolio and Retail Portfolio are classified as discontinued operations in our consolidated financial statements. The remaining office property, Watergate 600, does not meet the qualitative or quantitative criteria for a reportable segment (see note 13 to the consolidated financial statements).

The dispositions of our office and retail properties are part of a strategic shift away from the commercial sector to the residential sector, which simplifies our portfolio to one reportable segment (residential) (the “strategic transformation”). We have used and plan to continue using the net proceeds from the sales to fund the expansion of our residential platform through acquisitions in Southeastern markets and reduce our leverage by repaying outstanding debt. During the third and fourth quarters of 2021, we completed the acquisitions of two apartment communities in Georgia for contract purchase prices of $48.0 million and $106.0 million, respectively. The apartment communities have a combined total of 730 apartment homes. We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

In connection with this strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes insourcing the property-level management activities currently performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We anticipate incurring approximately $11.0 - $13.0 million of transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by a novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency concerning COVID-19. The COVID-19 pandemic caused state and local governments within the Washington, DC metro and Southeast regions to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate and/or the types of construction projects that may continue.

While the COVID-19 pandemic impacted our operating results for the years ended December 31, 2021 and 2020, we experienced strong cash collections throughout the pandemic at our apartment communities. As of February 16, 2022, we collected 98% of cash rent at same-store communities during the fourth quarter of 2021. We saw an inflection point during the third quarter of 2021, as indicated by the improvement in blended effective lease rate growth, which increased 8.4% in the fourth quarter of 2021 compared to a decrease of 6.4% in the fourth quarter of 2020. Same-store average occupancy increased approximately 190 basis points during the fourth quarter of 2021 compared to the fourth quarter of 2020. We expect continued increases in rental rates and strong occupancy during 2022 as the market recovery continues.

New legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic. We have evaluated and will continue to evaluate the relief options available, or that become available in the future, such as the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”), or other emergency relief initiatives and stimulus packages instituted by the federal government. A number of the available relief options contain restrictions on future business activities that require careful evaluation and consideration, including the ability to repurchase shares and pay dividends. We will continue to assess these options and any subsequent legislation or other relief packages, including the accompanying restrictions on our business, as the pandemic continues to evolve. The legislation did not have a material impact on our results of operations for 2021 and 2020.

Selected Financial Data

The following table sets forth our selected financial data on a historical basis. The following data should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K and this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Real estate rental revenue	$169,151	$176,004	$176,748	$163,154	$178,568
Loss from continuing operations	$(53,140)	$(40,318)	$(4,253)	$(30,808)	$(29,567)
Discontinued operations:
Income from operations of properties sold or held for sale	$23,083	$24,638	$49,543	$56,438	$48,102
Gain on sale of real estate	$46,441	$—	$339,024	$—	$—
Net income (loss)	$16,384	$(15,680)	$383,550	$25,630	$18,535
Net income (loss) attributable to the controlling interests	$16,384	$(15,680)	$383,550	$25,630	$18,591
Loss from continuing operations attributable to the controlling interests per share – diluted	$(0.63)	$(0.50)	$(0.05)	$(0.40)	$(0.39)
Net income (loss) attributable to the controlling interests per share – diluted	$0.19	$(0.20)	$4.75	$0.32	$0.25
Total assets	$1,875,994	$2,409,818	$2,628,328	$2,417,104	$2,359,426
Amounts outstanding on line of credit	$—	$42,000	$56,000	$188,000	$166,000
Mortgage notes payable, net	$—	$—	$47,074	$48,277	$81,624
Notes payable, net	$496,946	$945,370	$996,722	$995,397	$894,358
Shareholders’ equity	$1,316,755	$1,320,787	$1,411,726	$1,068,127	$1,094,971
Cash dividends declared	$80,018	$99,775	$96,964	$95,502	$92,834
Cash dividends declared per share	$0.94	$1.20	$1.20	$1.20	$1.20

Operating Results

The discussion that follows is based on our Operating Results. The ability to compare one period to another is significantly affected by the strategic transformation in 2021 and other acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).

Net income (loss), NOI and NAREIT FFO for the years ended December 31, 2021 and 2020 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2021	2020	Change	% Change
Net income (loss)	$16,384	$(15,680)	$32,064	204.5%
NOI (1)	$108,369	$113,022	$(4,653)	(4.1)%
NAREIT FFO (2)	$65,503	$119,359	$(53,856)	(45.1)%
______________________________
(1) See page 29 of the MD&A for reconciliations of NOI to net income.
(2) See page 44 of the MD&A for reconciliations of NAREIT FFO to net income.

The increase in net income is primarily due to the change in net gain on sale of real estate ($61.5 million), higher other income ($4.1 million) and lower interest expense ($3.2 million), partially offset by higher loss on extinguishment of debt ($12.7 million), higher transformation costs ($6.6 million), higher loss on interest rate derivatives ($5.3 million), lower NOI ($4.7 million), higher general and administrative expenses ($3.6 million), higher depreciation and amortization expenses ($2.3 million) and lower income from discontinued operations ($1.6 million).

The lower NOI is primarily due to the sales of Monument II ($3.7 million), 1227 25th Street ($2.8 million) and John Marshall II ($1.4 million) during 2020 and lower same-store NOI ($1.7 million), partially offset by placing Trove, a residential development, into service starting in 2020 ($3.3 million) and the acquisitions of The Oxford ($0.8 million) and Assembly Eagles Landing ($0.6 million) in 2021. Residential same-store average occupancy for our portfolio increased to 95.3% in 2021 from 94.5% in 2020 as occupancy increased across the portfolio due to recovery from the impact of the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to lower income from discontinued operations, net of depreciation and amortization ($28.3 million), higher loss on extinguishment of debt ($12.7 million), higher transformation expenses ($6.6 million), higher loss on interest rate derivatives ($5.3 million), lower NOI ($4.7 million) and higher general and administrative expenses ($3.6 million). These were partially offset by higher other income ($4.1 million) and lower interest expense ($3.2 million).

Investment Activity

Significant investment transactions during 2021 included the following:

•The disposition of the Office Portfolio for a contract sales price of $766.0 million. As a result of the transaction, we recognized a loss on sale of real estate of $11.2 million.
•The disposition of the Retail Portfolio for a contract sales price of $168.3 million. As a result of the transaction, we recognized a gain on sale of real estate of $57.7 million.
•The acquisition of The Oxford, a 240-unit apartment community in Conyers, Georgia, for a contract purchase price of $48.0 million.
•The acquisition of Assembly Eagles Landing, a 490-unit apartment community in Stockbridge, Georgia, for a contract purchase price of $106.0 million.

Financing Activity

Significant financing transactions during 2021 included the following:

•We redeemed $300.0 million of our Senior Notes due 2022 and repaid $150.0 million of borrowings outstanding under the 2018 Term Loan. In conjunction with these repayments, we terminated five interest rate swaps (see note 7 to the consolidated financial statements).

•We entered into an amended and restated credit agreement which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. We recognized a $0.2 million non-cash loss on extinguishment of debt related to the write-off of unamortized loan origination costs.
•We issued 1.6 million common shares at a weighted average price per share of $25.44 for net proceeds of $40.5 million through our at-the-market program. Subsequent to December 31, 2021, we issued an additional 1.0 million shares at a weighted average price per share of $26.27 for net proceeds of $26.9 million.

As of December 31, 2021, the interest rate on the $700.0 million unsecured revolving credit facility was one-month LIBOR plus 0.85% and the facility fee was 0.20%. The LIBOR was 0.10% as of that date. As of February 16, 2022, we had no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility and $151.6 million of cash on hand, primarily due to the proceeds from the Office Portfolio and Retail Portfolio sales.

Capital Requirements

We do not have any debt maturities scheduled during 2022. We expect to have additional capital requirements as set forth on page 37 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three years ended December 31, 2021. The ability to compare one period to another is significantly affected by the strategic transformation in 2021, including the resulting classification of certain assets as discontinued operations, and other acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements). Our Results of Operations for 2020 Compared to 2019 have also been reclassified to reflect the strategic transformation in 2021, including the resulting classification of certain assets as discontinued operations, and other acquisitions completed and dispositions made during those years.
Net Operating Income

NOI, defined as real estate rental revenue less direct real estate operating expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, acquisition costs, real estate impairment, casualty gain and losses and gain or loss on extinguishment of debt. NOI does not include management expenses, which consist of corporate property management costs and property management fees paid to third parties. We believe that NOI is a useful performance measure because, when compared across periods, it reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations calculated in accordance with GAAP. As such, NOI should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net income follows.

2021 Compared to 2020

The following tables reconcile NOI to net income and provide the basis for our discussion of our consolidated results of operations and NOI in 2021 compared to 2020. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2021	2020	$ Change	% Change
Residential revenue:
Same-store portfolio	$141,301	$142,856	$(1,555)	(1.1)%
Acquisitions (1)	2,262	—	2,262	—%
Development (2)	6,375	1,394	4,981	357.3%
Non-residential (3)	1,027	888	139	15.7%
Total	150,965	145,138	5,827	4.0%
Residential expenses:
Same-store portfolio	51,112	50,993	119	0.2%
Acquisitions	865	—	865	—%
Development	3,258	1,579	1,679	106.3%
Non-residential	292	280	12	4.3%
Total	55,527	52,852	2,675	5.1%
Residential NOI:
Same-store portfolio	90,189	91,863	(1,674)	(1.8)%
Acquisitions	1,397	—	1,397	—%
Development	3,117	(185)	3,302	1784.9%
Non-residential	735	608	127	20.9%
Total	95,438	92,286	3,152	3.4%
Other NOI (4), (5)	12,931	20,736	(7,805)	(37.6)%
Total NOI	108,369	113,022	(4,653)	(4.1)%
Reconciliation to net income (loss):
Property management expenses	(6,133)	(6,145)	12	0.2%
General and administrative expenses	(27,538)	(23,951)	(3,587)	(15.0)%
Transformation costs	(6,635)	—	(6,635)	—%
Depreciation and amortization	(72,656)	(70,336)	(2,320)	(3.3)%
Loss on sale of real estate, net	—	(15,009)	15,009	100.0%
Interest expense	(34,063)	(37,305)	3,242	8.7%
Loss on interest rate derivatives	(5,866)	(560)	(5,306)	(947.5)%
Loss on extinguishment of debt	(12,727)	(34)	(12,693)	(37332.4)%
Other income	4,109	—	4,109	—%
Discontinued operations (6):
Income from operations of properties sold or held for sale	23,083	24,638	(1,555)	(6.3)%
Gain on sale of real estate, net	46,441	—	46,441	—%
Net income (loss)	$16,384	$(15,680)	$32,064	204.5%

______________________________
(1)Acquisitions:
2021: The Oxford, Assembly at Eagles Landing
(2)Development/redevelopment:
Trove
(3)Non-residential:
Includes revenues and expenses from retail operations at residential properties.

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

Real Estate Rental Revenue

Real estate rental revenue from our apartment communities is comprised of (a) rent from operating leases of residential apartments with terms of approximately one year or less, recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our residents, (c) credit losses on lease related receivables, (d) revenue from leases of retail space at our apartment communities and (e) parking and other tenant charges.

Real estate rental revenue from same-store residential properties decreased $1.6 million, or 1.1%, to $141.3 million for 2021, compared to $142.9 million for 2020, primarily due to higher rent abatements ($1.3 million), lower rental income ($1.1 million) and higher credit losses ($0.3 million), partially offset by higher recoveries ($0.5 million), lower waived one-time fees ($0.3 million) due to COVID-19 concessions, higher move-in charges ($0.2 million) and higher parking income ($0.1 million).

Real estate rental revenue from acquisitions increased due to the acquisition of The Oxford ($1.4 million) during the third quarter of 2021 and Assembly Eagles Landing ($0.9 million) during the fourth quarter of 2021.

Real estate rental revenue from development properties increased due to the continued lease-up of the Trove development ($5.0 million). We placed the remainder of the Trove development costs into service during the first quarter of 2021 and achieved stabilization during the fourth quarter of 2021.

Average occupancy for residential properties for 2021 and 2020 was as follows:

December 31, 2021			December 31, 2020			Increase
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.3%	71.0%	93.4%	94.5%	13.0%	89.9%	0.8%	58.0%	3.5%
The increase in same-store average occupancy was primarily due to higher average occupancy at The Paramount, 3801 Connecticut Avenue, Kenmore Apartments, The Maxwell, The Wellington, Park Adams, and Ashby at McLean. The increase in non-same-store average was primarily due to the lease-up of Trove, which was placed into service during the first quarter of 2020.
Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for 2021 and 2020 were 36.8% and 36.4%, respectively.

Real estate expenses from same-store residential properties increased $0.1 million, or 0.2%, to $51.1 million for 2021, compared to $51.0 million for 2020, primarily due to higher expenses related to contract maintenance and supplies ($0.5 million), utilities ($0.4 million) and insurance ($0.4 million) expenses, partially offset by lower real estate tax expenses ($0.8 million), repairs and maintenance ($0.2 million) and administrative ($0.2 million) expenses.

Real estate expenses from development properties increased $1.7 million due to the continued lease-up of the Trove development.

Other NOI

Other NOI classified as continuing operations decreased due to the sales of Monument II ($3.7 million) and 1227 25th Street ($2.8 million) during the fourth quarter of 2020 and the sale of John Marshall II ($1.4 million) during the second quarter of 2020, partially offset by higher NOI at Watergate 600 ($0.1 million).

Other Income and Expenses

Property management expenses: These expenses include costs directly related to the third-party management of property operations and corporate management and other costs.

General and administrative expenses: Increase primarily due to a higher short-term incentive compensation expense ($2.5 million), higher deferred tax expense ($0.5 million), higher office rent ($0.5 million), higher share-based compensation expense ($0.4 million) and higher corporate insurance expense ($0.3 million), partially offset by lower legal fees ($0.6 million).

Transformation costs: During 2021 we incurred $6.6 million of costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits.

Depreciation and amortization: Increase primarily due to placing into service the remainder of the Trove development ($3.7 million), the acquisitions of The Oxford ($1.8 million) and Assembly Eagles Landing ($1.4 million) and higher depreciation and amortization at same store properties ($0.4 million) and Watergate 600 ($0.2 million). These increases were partially offset by the dispositions of Monument II ($3.5 million) and 1227 25th Street ($1.7 million) in the fourth quarter of 2020.

Loss on sale of real estate, net: The loss during 2020 was primarily due to losses on the sales of John Marshall II ($6.9 million) and Monument II ($8.6 million), partially offset by a gain on the sale of 1227 25th Street ($1.1 million).

Interest Expense: Interest expense by debt type for the year ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
Debt Type	2021	2020	$ Change	% Change
Notes payable	$31,652	$33,569	$(1,917)	(5.7)%
Mortgage notes payable	—	172	(172)	(100.0)%
Line of credit	3,161	5,783	(2,622)	(45.3)%
Capitalized interest	(750)	(2,219)	1,469	66.2%
Total	$34,063	$37,305	$(3,242)	(8.7)%

•Interest expense for notes payable: Decrease primarily due to lower interest payments resulting from the prepayment during 2021 of $300.0 million of unsecured notes originally scheduled to mature in October 2022, the prepayment of our $150.0 million 2015 Term Loan in December 2020, the $150.0 million 2020 Term Loan executed in May 2020 and prepaid in November 2020 and the prepayment of a $150.0 million portion of the 2018 Term Loan during 2021. These were partially offset by the $350.0 million Green Bonds executed in December 2020.
•Interest expense for mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.
•Interest expense for line of credit: Decrease primarily due to lower weighted average borrowings of $34.8 million and a lower weighted average interest rate of 1.1% during 2021, as compared to $204.8 million and 1.5%, respectively, during 2020.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove.

Loss on interest rate derivatives: We terminated five interest rate swap arrangements with an aggregate notional value of $150.0 million and recognized a $5.8 million loss on interest rate derivatives during 2021 (see note 7 to the consolidated financial statements).

Loss on extinguishment of debt: During the third quarter of 2021 we recognized a $12.3 million loss on extinguishment of debt related to the prepayment of the $300.0 million of unsecured notes that were originally scheduled to mature in October 2022, a $0.2 million loss on extinguishment of debt related to the prepayment of a $150.0 million portion of the $250.0 million 2018 Term Loan and a $0.2 million loss on extinguishment of debt related to the renewal of our Revolving Credit Facility, all of which were repaid in connection with our strategic transformation, using the proceeds from the sales of the Office Portfolio and Retail Portfolio. During the fourth quarter of 2020, we recognized a loss on extinguishment of debt of $0.3 million related to the prepayments of the $150.0 million 2020 Term Loan originally scheduled to mature in May 2021 and the $150.0 million 2015 Term Loan originally scheduled to mature in March 2021. During the second quarter of 2020, we recognized a loss of $0.2 million related to the prepayment of all $250.0 million of our 4.95% Senior Notes originally scheduled to mature in October 2020. These losses were partially offset by a gain of $0.5 million on the prepayment of the mortgage note secured by Yale West Apartments during the first quarter of 2020.

Other income: Other income in 2021 primarily consists of a legal settlement ($1.3 million), a real estate tax refund for an office property sold in 2018 ($1.3 million), a gain on life insurance ($1.0 million) and a construction easement at a retail property ($0.4 million).

Discontinued operations:

Income from properties sold or held for sale: The decrease during 2021 is primarily due to lower real estate rental revenue ($47.6 million) as a result of the sale of the Office Portfolio and the sale of the Retail Portfolio during the third quarter of 2021. This was partially offset by lower depreciation and amortization ($26.8 million), lower real estate expenses ($17.7 million) and lower management fees ($1.6 million).

Gain on sale of real estate, net: The net gain during 2021 is due to the gain on sale of the Retail Portfolio ($57.7 million), partially offset by the loss on sale of the Office Portfolio ($11.2 million).

2020 Compared to 2019

The following tables reconcile NOI to net income and provide the basis for our discussion of our consolidated results of operations and NOI in 2020 compared to 2019. These results of operations have also been reclassified to reflect the strategic transformation in 2021, including the resulting classification of certain assets as discontinued operations, and other acquisitions completed and dispositions made during the applicable years. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2020	2019	$ Change	% Change
Residential revenue:
Same-store portfolio	$97,102	$97,584	$(482)	(0.5)%
Acquisitions (1)	45,757	27,641	18,116	65.5%
Development (2)	1,394	35	1,359	3882.9%
Non-residential (3)	885	937	(52)	(5.5)%
Total	145,138	126,197	18,941	15.0%
Residential expenses:
Same-store portfolio	34,019	33,880	139	0.4%
Acquisitions	16,976	10,306	6,670	64.7%
Development	1,579	66	1,513	2292.4%
Non-residential	278	285	(7)	(2.5)%
Total	52,852	44,537	8,315	18.7%
Residential NOI:
Same-store portfolio	63,083	63,704	(621)	(1.0)%
Acquisitions	28,781	17,335	11,446	66.0%
Development	(185)	(31)	(154)	(496.8)%
Non-residential	607	652	(45)	(6.9)%
Total	92,286	81,660	10,626	13.0%
Other NOI (4), (5)	20,736	31,762	(11,026)	(34.7)%
Total NOI	113,022	113,422	(400)	(0.4)%
Reconciliation to net income (loss):
Property management expenses	(6,145)	(6,098)	(47)	(0.8)%
General and administrative expenses	(23,951)	(26,068)	2,117	8.1%
Depreciation and amortization	(70,336)	(83,362)	13,026	15.6%
Real estate impairment	—	(8,374)	8,374	100.0%
(Loss) gain on sale of real estate, net	(15,009)	59,961	(74,970)	(125.0)%
Interest expense	(37,305)	(53,734)	16,429	30.6%
Loss on interest rate derivatives	(560)	—	(560)	—%
Loss on extinguishment of debt	(34)	—	(34)	—%
Discontinued operations (6):
Income from operations of properties sold or held for sale	24,638	49,543	(24,905)	(50.3)%
Gain on sale of real estate, net	—	339,024	(339,024)	(100.0)%
Loss on extinguishment of debt	—	(764)	764	100.0%
Net (loss) income	$(15,680)	$383,550	$(399,230)	(104.1)%
______________________________
(1)Acquisitions:
2019: Assembly Alexandria, Assembly Manassas, Assembly Dulles, Assembly Leesburg, Assembly Herndon, Assembly Germantown and Assembly Watkins Mill (collectively, the “Assembly Portfolio”) and Cascade at Landmark
(2)Development/redevelopment:
Trove and land adjacent to Riverside Apartments
(3)Non-residential:
Includes revenues and expenses from retail operations at residential properties.

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

Real estate rental revenue from our apartment communities is comprised of (a) rent from operating leases of residential apartments with terms of approximately one year or less, recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our residents, (c) credit losses on lease related receivables, (d) revenue from leases of retail space at our apartment communities and (e) parking and other tenant charges.

Real estate rental revenue from same-store residential properties decreased $0.5 million, or 0.5%, to $97.1 million for 2020, compared to $97.6 million for 2019, primarily due to higher rent abatements ($0.5 million), lower move-in charges ($0.5 million) and higher credit losses related to the COVID-19 pandemic ($0.2 million). These were partially offset by higher termination fees ($0.3 million), rental rates ($0.2 million), parking income ($0.1 million) and late fees ($0.1 million).

Real estate rental revenue from acquisitions increased due to the inclusion of a full year of operations at the Assembly Portfolio ($14.6 million) and Cascade at Landmark ($3.6 million), which were acquired in 2019.

Real estate rental revenue from development properties increased due to placing 374 units in service at the Trove development ($1.4 million) during 2020.

Average occupancy for residential properties for 2020 and 2019 was as follows:

December 31, 2020			December 31, 2019			Increase
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.1%	83.4%	89.9%	95.2%	68.6%	87.7%	(1.1)%	14.8%	2.2%
The decrease in same-store average occupancy was primarily due to lower average occupancy at The Paramount, The Maxwell, 3801 Connecticut Avenue, The Ashby at McLean, and Yale West.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for 2020 and 2019 were 36.4% and 35.3%, respectively.

Real estate expenses from same-store residential properties increased $0.1 million, or 0.4%, to $34.0 million for 2020, compared to $33.9 million for 2019, primarily due to higher real estate tax ($0.5 million) and insurance ($0.2 million) expenses, partially offset by lower utilities ($0.3 million), repairs and maintenance ($0.2 million) and administrative ($0.1 million) expenses.

Other NOI

Other NOI decreased due to the sales of 1776 G Street ($9.0 million) and Quantico Shopping Center ($1.9 million) during 2019 and the sales of John Marshall II ($3.4 million), 1227 25th Street ($0.5 million) and Monument II ($0.4 million) during 2020. These decreases were partially offset by higher NOI at Watergate 600 ($4.1 million).

Other Income and Expenses

Depreciation and Amortization: Decrease primarily due to higher amortization of intangible lease assets at the Assembly Portfolio ($6.6 million) and Cascade at Landmark ($0.3 million) in 2019, lower depreciation and amortization at same-store properties ($3.4 million) and the dispositions of 1776 G Street ($2.7 million) and Quantico Corporate Center ($0.8 million) in 2019 and John

Marshall II ($2.8 million) and Monument II ($0.4 million) in 2020. These decreases were partially offset by placing the Trove development ($3.1 million) into service during 2020 and higher depreciation and amortization at Watergate 600 ($0.9 million).

General and administrative expenses: Decrease primarily due to lower short term incentive compensation ($2.0 million) and severance ($1.1 million) expenses in 2020, partially offset by the reversal of a transfer tax liability in 2019 ($0.7 million).

Real estate impairment: The real estate impairment charge of $8.4 million during the first quarter of 2019 reduced the carrying value of Quantico Corporate Center to its then-estimated fair value (see note 3 to the consolidated financial statements).

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

Interest Expense: Interest expense by debt type for the twelve months ended December 31, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
Debt Type	2020	2019	$ Change	% Change
Notes payable	$33,569	$45,595	$(12,026)	(26.4)%
Mortgage notes payable	172	2,074	(1,902)	(91.7)%
Line of credit	5,783	9,279	(3,496)	(37.7)%
Capitalized interest	(2,219)	(3,214)	995	31.0%
Total	$37,305	$53,734	$(16,429)	(30.6)%

•Interest expense for notes payable: Decrease primarily due to lower interest paid resulting from the prepayment of all $250.0 million of our 4.95% Senior Notes in April 2020 and the execution of a six-month $450.0 million 2019 Term Loan in April 2019 to fund the Assembly Portfolio acquisition that was repaid in the third quarter of 2019, partially offset by the new $150.0 million 2020 Term Loan executed in May 2020 and prepaid in November 2020, and the issuance of the $350.0 million Green Bonds in December 2020.
•Interest expense for mortgage notes payable: Decrease due to repayment of the mortgage note secured by Yale West Apartments in January 2020.
•Interest expense for line of credit: Decrease primarily due to a lower weighted average interest rate of 1.5% during 2020, as compared to 3.3% during 2019, partially offset by higher weighted average borrowings of $204.8 million during 2020, as compared to $196.1 million during 2019.
•Capitalized interest: Decrease primarily due to placing into service assets at Trove.

Discontinued operations:

Income from properties sold or held for sale: Decrease primarily due to lower real estate rental revenue ($42.5 million) due to the sale of eight retail properties in 2019, partially offset by lower depreciation and amortization ($8.1 million), lower real estate expenses ($8.1 million), lower management fees ($1.1 million) and interest expense ($0.3 million) in 2019.

Gain on sale of real estate: The net gain during 2019 is due to gains on the sales of a portfolio of five retail properties ($333.0 million) and Frederick Crossing and Frederick County Square ($9.5 million), partially offset by a loss on the sale of Centre at

Hagerstown ($3.5 million) during 2019.

Loss on extinguishment of debt: We recognized a $0.8 million loss on extinguishment of debt during 2019 related to the prepayment of the mortgage note secured by Olney Village Center prior to that property’s disposition as part of the sale of a portfolio of five retail properties.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, which include meeting our debt obligations, capital commitments and contractual obligations, as well as the payment of dividends, and funding possible growth opportunities. Through our Office Portfolio and Retail Portfolio sales, which had a combined sale price of approximately $934.3 million, we executed strategic transactions that allowed us and will continue to allow us to expand in Southeastern markets, meet our debt obligations for the next twelve months, complete redemption of all $300.0 million of unsecured notes originally due to mature in 2022 during the third quarter of 2021, and pay a dividend on a quarterly basis. In connection with our strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. We anticipate incurring approximately $11.0 - $13.0 million of transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023. We also believe we have adequate liquidity beyond 2022, with only $100.0 million of scheduled debt maturities within the next five years.

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

As of February 16, 2022, we had cash and cash equivalents of approximately $151.6 million and availability under our Revolving Credit Facility of $700.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

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

During 2022, we expect that we will have significant capital requirements, including the following items:

•Funding dividends and distributions to our shareholders (which we intend to continue to pay at or about current levels);
•Approximately $35.0 - $40.0 million to invest in our existing portfolio of operating assets;
•Approximately $10.0 - $15.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2022, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will have enough cash on hand and/or will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements in 2022. However, as a result of the uncertainty of the future impacts of the COVID-19 pandemic, general market conditions in the greater Washington, DC metro and Southeast regions, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing

We generally use unsecured or secured, corporate-level debt, including unsecured notes, our Revolving Credit Facility, bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we will seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

As of December 31, 2021, our future debt principal payments are scheduled as follows (in thousands):

Year	Unsecured Notes Payable/Term Loans		Revolving Credit Facility	Total Debt	Average Interest Rate
2022	$—		$—	$—	—%
2023	100,000	(1)	—	100,000	2.3%
2024	—		—	—	—%
2025	—		—	—	—%
2026	—		—	—	—%
Thereafter	400,000		—	400,000	4.5%
Scheduled principal payments	500,000		—	500,000	4.1%
Premiums and discounts, net	(138)		—	(138)
Debt issuance costs, net	(2,916)		—	(2,916)
Total	$496,946		$—	$496,946	4.1%
______________________________
(1)WashREIT entered into an interest rate swap to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed rate for the remaining $100.0 million portion of the 2018 Term Loan. The interest rates are fixed through the term loan maturity of July 2023.

The weighted average maturity for our debt is 7.2 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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
As of December 31, 2021, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which approximately 86.3 million shares were outstanding at December 31, 2021.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt.

Our issuances and net proceeds on the Equity Distribution Agreements in 2021 and 2020 and the Original Equity Distribution Agreements in 2020 and 2019, respectively, were as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Issuance of common shares	1,636	2,046	1,859
Weighted average price per share	$25.44	$23.86	$30.00
Net proceeds	$40,462	$48,355	$54,916

Subsequent to December 31, 2021, we issued an additional 1.0 million shares at a weighted average price per share of $26.27 for net proceeds of $26.9 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2021 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2021	2020	2019
Issuance of common shares	75	90	173
Weighted average price per share	$23.37	$24.12	$27.58
Net proceeds	$1,744	$2,121	$4,755

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2021, no preferred shares are issued and outstanding.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We are currently engaged in development activities on land adjacent to The Wellington and predevelopment activities for the ground-up development of a residential property on land adjacent to Riverside Apartments. As of December 31, 2021, we had no outstanding contractual commitments related to our development and redevelopment projects, and expect to fund approximately $10.0 - $15.0 million of total development and redevelopment spending during 2022.

In addition to our development and redevelopment projects, we anticipate funding approximately $25.0 million on several major renovation projects at our residential properties during 2022.

These projects include unit renovations, property technology initiatives, common area and mechanical upgrades, pool deck renovations, facade and retaining wall restorations and fire system and roof replacements. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2021. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2021, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$668,127	$21,700	$159,063	$35,990	$451,374
Purchase obligations(2)	951	823	128	—	—
Tenant-related capital(3)	1,813	1,813	—	—	—
Building capital(4)	1,769	1,769	—	—	—
Operating leases	4,378	1,148	3,230	—	—
______________________________
(1)See notes 5 and 6 of the consolidated financial statements. Amounts include principal, interest and facility fees.
(2)Represents electricity and gas purchase agreements with terms through 2024.
(3)Committed tenant-related capital based on executed leases as of December 31, 2021.
(4)Committed building capital additions based on contracts in place as of December 31, 2021.

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

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2021 were as follows (in thousands):

	Year ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cash provided by operating activities	$89,156	$112,978	$130,923	$(23,822)	$(17,945)
Cash provided by investing activities	702,170	65,760	61,036	636,410	4,724
Cash used in financing activities	(565,396)	(185,199)	(184,848)	(380,197)	(351)

Net cash provided by operating activities decreased in 2021 as compared to 2020 primarily due to the sales of the Office Portfolio and the Retail Portfolio during 2021 (see note 3 to the consolidated financial statements) and costs associated with our strategic transformation. Net cash provided by operating activities decreased in 2020 as compared to 2019 primarily due to the sales of the 8 retail properties and 1776 G Street during 2019 and John Marshall II in 2020 (see note 3 to the consolidated financial statements).

Net cash provided by investing activities increased in 2021 as compared to 2020 primarily due to the sales of the Office Portfolio and the Retail Portfolio partially offset by the acquisitions of The Oxford and Assembly Eagles Landing during 2021. Net cash provided by investing activities increased in 2020 as compared to 2019 primarily due to lower development expenditures during 2020.

Net cash used in financing activities increased in 2021 as compared to 2020 primarily due to the repayment of $300.0 million of unsecured notes and higher net repayments on the Revolving Credit Facility during 2021. Net cash used in financing activities increased in 2020 as compared to 2019 primarily due to higher repayments of notes payable and term loans, the repayment of the mortgage note and the settlement of certain interest rate swaps (see note 7 to the consolidated financial statements), partially offset by lower net repayments on the Revolving Credit Facility.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2021 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Accretive capital improvements and development costs:
Acquisition related	$7,218	$10,487	$9,158
Expansions and major renovations	17,096	16,561	25,008
Development/redevelopment	8,406	28,812	47,492
Tenant improvements (including first generation leases)	2,427	21,785	28,565
Total accretive capital improvements (1)	35,147	77,645	110,223
Other capital improvements:	5,669	9,262	5,725
Total	$40,816	$86,907	$115,948
______________________________
(1)     We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $0.8 million, $2.2 million and $3.2 million for the three years ended December 31, 2021, respectively, and capitalized employee compensation in the amount of $1.6 million, $2.0 million and $1.2 million for the three years ended December 31, 2021, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2021 to the Assembly Portfolio and Cascade at Landmark.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2021 included common area, lobby, unit and facade renovations at Riverside Apartments; heating system replacement, unit renovations and solar panel installations at 3801 Connecticut Avenue; plaza restoration and elevator modernization at The Ashby and common area and unit renovations at the Assembly Portfolio.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and generate more income than would be otherwise achievable. Development/redevelopment costs in 2021 primarily include development costs for Trove, which was placed into service in the first quarter of 2021, and predevelopment costs for a future residential development adjacent to Riverside Apartments.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. This category includes improvements made as needed upon vacancy of an apartment. Such improvements totaled $3.9 million in 2021, averaging approximately $1,206 per unit for the 41% of units which turned over relative to our total portfolio of apartment homes. Aside from improvements related to apartment turnover, these improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $3.8 million during 2021 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2021 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
(b)the economic health of the greater Washington, DC metro and Southeast region;
(c)the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, at all, within the price ranges anticipated and on the terms and timing anticipated;
(d)changes in the composition of our portfolio;
(e)fluctuations in interest rates;
(f)reductions in or actual or threatened changes to the timing of federal government spending;
(g)the risks related to use of third-party providers;
(h)the economic health of our residents;
(i)the ultimate duration of the COVID-19 global pandemic, including any mutations thereof, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19;
(j)compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities;
(k)the risks related to not having adequate insurance to cover potential losses;
(l)changes in the market value of securities;
(m)terrorist attacks or actions and/or cyber-attacks;
(n)whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced;
(o)the availability and terms of financing and capital and the general volatility of securities markets;
(p)risks related to changes in interest rates, including the future of the reference rate used in our existing floating rate debt instruments;
(q)the risks related to our organizational structure and limitations of stock ownership;
(r)failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
(s)other factors discussed under the caption “Risk Factors.”

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$16,384	$(15,680)	$383,550
Adjustments:
Depreciation and amortization	72,656	70,336	83,362
Real estate impairment	—	—	8,374
Loss (gain) on sale of depreciable real estate, net	—	15,009	(59,961)
Discontinued operations:
Depreciation and amortization	22,904	49,694	57,817
Gain on sale of depreciable real estate, net	(46,441)	—	(339,024)
NAREIT FFO	$65,503	$119,359	$134,118

Critical Accounting Estimates

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

Accounting for Asset Acquisitions

We allocate the purchase price, including transaction costs, of acquired assets, including physical assets and in-place leases, and assumed liabilities, based on their fair values. We determine the estimated fair values of the assets and liabilities in accordance with current GAAP fair value provisions. We determine the fair values of acquired buildings on an “as-if-vacant” basis considering a variety of factors, including the replacement cost of the property, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. We determine the fair value of land acquired based on comparisons to similar properties that have been recently marketed for sale or sold.

The fair value of in-place leases are based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include the estimated cost to replace the leases, including foregone rents and expense reimbursements during hypothetical expected lease-up periods (referred to as “absorption cost”), consideration of current market conditions and costs to execute similar leases. We classify absorption costs as other assets and amortize absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases.

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

U.S. Federal Income Taxes

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries. Our taxable REIT subsidiaries are subject to corporate U.S. federal and state income tax on their taxable income at regular statutory rates, or as calculated under the alternative minimum tax, as appropriate. As of both December 31, 2021 and 2020, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2021 (dollars in thousands).

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal	$—	$100,000	$—	$—	$—	$400,000	$500,000	$515,341
Interest payments	$20,300	$19,340	$17,995	$17,995	$17,995	$69,369	$162,994
Interest rate on debt maturities	—%	2.3%	—%	—%	—%	4.5%	4.1%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2021 and 2020 and their respective fair values (dollars in thousands):

Notional Amount		Floating Index Rate		Termination/	Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2021	December 31, 2020
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$(821)	$(2,671)
50,000	1.208%	One-Month USD-LIBOR	3/31/2017	9/27/2021	—	(1,338)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	9/27/2021	—	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	9/27/2021	—	(1,562)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	9/27/2021	—	(1,561)
25,000	2.610%	One-Month USD-LIBOR	6/29/2018	9/27/2021	—	(1,561)
					$(821)	$(10,255)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

In the second quarter of 2021 we determined that the hedged transactions for five interest rate swap arrangements with an aggregate notional value of $150.0 million were probable not to occur and that these interest swap arrangements were no longer effective cash flow hedges as of June 30, 2021 due to our intention to prepay a $150.0 million portion of the 2018 Term Loan. As a result, we recognized a loss of $5.8 million for the second quarter of 2021, which was recorded to Loss on interest rate derivatives on our consolidated statements of operations. On September 27, 2021, we prepaid a $150.0 million portion of the 2018 Term Loan. In connection with the prepayment, we terminated the five interest rate swap arrangements with an aggregate notional value of $150.0 million. We currently expect to hold the remaining $100.0 million portion of the 2018 Term Loan until maturity. The interest rate swap arrangement with a notional value of $100.0 million related to the remaining portion of the 2018 Term Loan is an effective cash flow hedge as of December 31, 2021.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 85 to 121 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•foreign (non-U.S.) governments,

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

•persons with a “functional currency” other than the U.S. dollar,

•persons holding 10% or more (by vote or value) of the beneficial interest in us, except to the extent discussed below,

•persons who do not hold the shares as a “capital asset,” within the meaning of Section 1221 of the Code,

•corporations subject to the provisions of Section 7874 of the Code,

•U.S. expatriates

•persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income as a result of such income being recognized on an applicable financial statement, or

•persons otherwise subject to special tax treatment under the Code.

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

U.S. shareholders generally will be subject to taxation on dividends distributed by us (other than designated capital gain dividends and “qualified dividend income”) at rates applicable to ordinary income, instead of at lower capital gain rates. For taxable years beginning before January 1, 2026, generally, U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Capital gain dividends and qualified dividend income will continue to be subject to a maximum 20% rate (excluding the 3.8% tax on “net investment income”).

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

6.We will be subject to a 100% penalty tax on certain rental income we receive when a taxable REIT subsidiary provides services to our tenants, on certain expenses deducted by a taxable REIT subsidiary on payments made to us and on income for services rendered to us by a taxable REIT subsidiary, if the arrangements among us, our tenants, and our taxable REIT subsidiaries do not reflect arm’s-length terms.

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

Requirements for Qualification as a REIT

The Code defines a “REIT” as a corporation, trust or association:

(1)that is managed by one or more trustees or directors;

(2)that issues transferable shares or transferable certificates to evidence its beneficial ownership;

(3)that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code;

(4)that is neither a financial institution nor an insurance company within the meaning of certain provisions of the Code;

(5)that is beneficially owned by 100 or more persons;

(6)not more than 50% in value of the outstanding shares or other beneficial interest of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities and as determined by applying certain attribution rules) during the last half of each taxable year;

(7)that makes an election to be a REIT for the current taxable year, or has made such an election for a previous taxable year that has not been revoked or terminated, and that satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status;

(8)that uses a calendar year for U.S. federal income tax purposes;

(9)that meets other applicable tests, described below, regarding the nature of its income and assets and the amount of its distributions; and

(10)that has no earnings and profits from any non-REIT taxable year at the close of any taxable year.

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

We may from time to time be a limited partner or non-managing member in some of our partnerships and limited liability companies. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our status as a REIT or requires us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were entitled to relief, as described below.

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

Ownership of Interests in Taxable REIT Subsidiaries. Each our our taxable REIT subsidiaries is a corporation other than a REIT in which we directly or indirectly hold stock, and that has made a joint election with us to be treated as a taxable REIT subsidiary under Section 856(l) of the Code. A taxable REIT subsidiary also includes any corporation other than a REIT in which a taxable REIT subsidiary of ours owns, directly or indirectly, securities (other than certain “straight debt” securities), which represent more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to our tenants without causing us to receive impermissible tenant service income under the REIT gross income tests. A taxable REIT subsidiary is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a regular corporation. In addition, a taxable REIT subsidiary may be prevented from deducting interest on debt, including debt funded directly or indirectly by us, if certain tests are not satisfied. If dividends are paid to us by one or more of our taxable REIT subsidiaries, then a portion of the dividends we distribute to shareholders who are taxed at individual rates will generally be eligible for taxation at lower capital gains rates, rather than at ordinary income rates. See “—Taxation of U.S. Shareholders—Taxation of Taxable U.S. Shareholders-Qualified Dividend Income.”

Generally, a taxable REIT subsidiary can perform impermissible tenant services without causing us to receive impermissible tenant services income under the REIT income tests. However, several provisions applicable to the arrangements between us and our taxable REIT subsidiaries ensure that such taxable REIT subsidiaries will be subject to an appropriate level of U.S. federal income taxation. For example, taxable REIT subsidiaries are limited in their ability to deduct interest payments in excess of a certain amount, including interest payments made directly or indirectly to us, as described below in “—Annual Distribution Requirements.” In addition, we will be obligated to pay a 100% penalty tax on some payments we receive or on certain expenses deducted by our taxable REIT subsidiaries, and on income earned by our taxable REIT subsidiaries for services provided to, or on behalf of, us, if the economic arrangements between us, our tenants and such taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties. Our taxable REIT subsidiaries, and any future taxable REIT subsidiaries acquired by us, may make interest and other payments to us and to third parties in connection with activities related to our properties. There can be no assurance that our taxable REIT subsidiaries will not be limited in their ability to deduct interest payments made to us. In addition, there can be no assurance that the IRS might not seek to impose the 100% excise tax on a portion of payments received by us from, or expenses deducted by, or service income imputed to, our taxable REIT subsidiaries.

We own two subsidiaries that have elected to be treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Our taxable REIT subsidiaries are taxable as regular corporations and have elected, together with us, to be treated as our taxable REIT subsidiaries. We may elect, together with other corporations in which we may own directly or indirectly stock, for those corporations to be treated as our taxable REIT subsidiaries.

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

Gross income from certain hedging transactions is excluded from gross income for purposes of the 95% gross income requirement. Similarly, gross income from certain hedging transactions is excluded from gross income for purposes of the 75% gross income test. Income from, and gain from the termination of, certain hedging transactions, where the property or indebtedness that was the subject of the prior hedging transaction was extinguished or disposed of, also will be excluded from gross income for purposes of either the 75% gross income test or the 95% gross income test. See “—Requirements for Qualification as a REIT—Gross Income Tests—Income from Hedging Transactions.”

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

We monitor (and intend to continue to monitor) the activities provided at, and the non-qualifying income arising from, our properties and believe that we have not provided services at levels that will cause us to fail to meet the income tests. We provide services and may provide access to third-party service providers at some or all of our properties. Based upon our experience in the markets where the properties are located, we believe that all access to service providers and services provided to tenants by us (other than through a qualified independent contractor or a taxable REIT subsidiary) either are usually or customarily rendered in connection with the rental of real property and not otherwise considered rendered to the occupant, or, if considered impermissible services, will not result in an amount of impermissible tenant service income that will cause us to fail to meet the income test requirements. However, we cannot provide any assurance that the IRS will agree with these positions.

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

Income from Prohibited Transactions. Any gain that we realize on the sale of any property held as inventory or otherwise held primarily for sale to customers in the ordinary course of business, either directly or through pass-through subsidiaries, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. However, we will not be treated as a dealer in real property for purposes of the 100% tax with respect to a real estate asset that we sell if (i) we have held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) we either (a) have seven or fewer sales of property (excluding certain property obtained through foreclosure) for the year of sale; or (b) the aggregate adjusted basis of property sold during the year is 10% or less of the aggregate adjusted basis of all of our assets as of the beginning of the taxable year; or (c) the fair market value of property sold during the year is 10% or less of the aggregate fair market value of all of our assets as of the beginning of the taxable year; or (d) the aggregate adjusted basis of property sold during the year is 20% or less of the aggregate adjusted basis of all of our assets as of the beginning of the taxable year and the aggregate adjusted basis of property sold during the 3-year period ending with the year of sale is 10% or less of the aggregate tax basis of all of our assets as of the beginning of each of the 3 taxable years ending with the year of sale; or (e) the fair market value of property sold during the year is 20% or less of the aggregate fair market value of all of our assets as of the beginning of the taxable year and the fair market value of property sold during the 3-year period ending with the year of sale is 10% or less of the aggregate fair market value of all of our assets as of the beginning of each of the 3 taxable years ending with the year of sale. If we rely on clauses (b), (c), (d), or (e) in the preceding sentence, substantially all of the marketing and development expenditures with respect to the property sold must be made through an independent contractor from whom we derive no income or, one of our taxable REIT subsidiaries. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor.” We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties and to make occasional sales of the properties as are consistent with our investment objectives. However, the IRS may successfully contend that some or all of the sales made by us or subsidiary partnerships or limited liability companies are prohibited transactions. In that case, we would be required to pay the 100% penalty tax on our allocable share of the gains resulting from any such sales.

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

Any redetermined rents, redetermined deductions, excess interest, or redetermined taxable REIT subsidiary service income we generate will be subject to a 100% penalty tax. In general, redetermined rents are rents from real property that are overstated as a result of services furnished by one of our taxable REIT subsidiaries to any of our tenants, redetermined deductions and excess interest represent amounts that are deducted by a taxable REIT subsidiary for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations, and redetermined taxable REIT subsidiary service income is gross income (less deductions allocable thereto) of a taxable REIT subsidiary attributable to services provided to, or on behalf of, us that is less than the amounts that would have been paid by us to the taxable REIT subsidiary if based on arm’s-length negotiations. Rents we receive will not constitute redetermined rents if they qualify for the safe harbor provisions contained in the Code. Safe harbor provisions are provided where:

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

For purposes of the 10% value test, debt will meet the “straight debt” safe harbor if (1) neither us, nor any of our controlled taxable REIT subsidiaries (i.e., taxable REIT subsidiaries more than 50% of the vote or value of the outstanding stock of which is directly or indirectly owned by us), own any securities not described in the preceding paragraph that have an aggregate value greater than 1% of the issuer’s outstanding securities, as calculated under the Code, (2) the debt is a written unconditional promise to pay on demand or on a specified date a sum certain in money, (3) the debt is not convertible, directly or indirectly, into stock, and (4) the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. However, contingencies regarding time of payment and interest are permissible for purposes of qualifying as a straight debt security if either (1) such contingency does not have the effect of changing the effective yield of maturity, as determined under the Code, other than a change in the annual yield to maturity that does not exceed the greater of (i) 5% of the annual yield to maturity or (ii) 0.25%, or (2) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt instruments held by the REIT exceeds $1,000,000 and not more than 12 months of unaccrued interest can be required to be prepaid thereunder. In addition, debt will not be disqualified from being treated as “straight debt” solely because the time or amount of payment is subject to a contingency upon a default or the exercise of a prepayment right by the issuer of the debt, provided that such contingency is consistent with customary commercial practice.

We own two subsidiaries that have elected to be treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Our taxable REIT subsidiaries are taxable as non-REIT C corporations and have elected, together with us, to be treated as our taxable REIT subsidiaries. So long as our taxable REIT subsidiaries qualify as such, we will not be subject to the 5% asset test, 10% voting securities limitation or 10% value limitation with respect to our ownership interest in the taxable REIT subsidiaries. We may acquire securities in other taxable REIT subsidiaries in the future. We believe that the aggregate value of our interests in our taxable REIT subsidiaries does not exceed, and believe that in the future it will not exceed, 20% of the aggregate value of our gross assets. To the extent that we own an interest in an issuer that does not qualify as a REIT, a qualified REIT subsidiary, or a taxable REIT subsidiary, we believe that our pro rata share of the value of the securities, including debt, of any such issuer does not exceed 5% of the total value of our assets. Moreover, with respect to each issuer in which we own an interest that does not qualify as a qualified REIT subsidiary or a taxable REIT subsidiary, we believe that our ownership of the securities of any such issuer complies with the 10% voting securities limitation and 10% value limitation.

No independent appraisals have been obtained to support these conclusions. In this regard, however, we cannot provide any assurance that the IRS will agree with our determinations.

Failure to Satisfy the Asset Tests. The asset tests must be satisfied not only on the last day of the calendar quarter in which we, directly or through pass-through subsidiaries, acquire securities in the applicable issuer, but also on the last day of the calendar quarter in which we increase our ownership of securities of such issuer, including as a result of increasing our interest in pass-through subsidiaries. After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in the relative values of our assets (including a discrepancy caused solely by the change in the foreign currency exchange rate used to value a foreign asset). If failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter, we can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. We intend to continue to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take any available action within 30 days after the close of any quarter as may be required to cure any noncompliance with the asset tests. Although we plan to take steps to ensure that we satisfy such tests for any quarter with respect to which testing is to occur, there can be no assurance that such steps will always be successful. If we fail to timely cure any noncompliance with the asset tests, we will cease to qualify as a REIT, unless we satisfy certain relief provisions.

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

To the extent that in the future we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. Our deduction for any net operating loss carryforwards arising from losses we sustain in taxable years beginning after December 31, 2017 is limited to 80% of our REIT taxable income (determined without regard to the deduction for dividends paid), and any unused portion of such losses may be carried forward indefinitely.

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

The Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. If we or our subsidiaries, as applicable, are eligible to make a timely election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. If this election is made, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If we do not make the election or if the election is determined not to be available with respect to all or certain of our business activities, this interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our taxable REIT subsidiaries to have greater taxable income and thus potentially greater corporate tax liability.

Furthermore, under amendments to Section 451 of the Code made by 2017 legislation informally called the Tax Cuts and Jobs Act (the “TCJA”), subject to certain exceptions, we must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. Changes to Section 162(m) made by the TCJA eliminated an exception that formerly permitted certain performance-based compensation to be deducted even if in excess of $1 million, which may have the effect of increasing our REIT taxable income. If these timing differences occur, we may need to arrange for short-term, or possibly long-term, borrowings or need to pay dividends in the form of taxable stock dividends in order to meet the distribution requirements.

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

If we fail to qualify for taxation as a REIT in any taxable year and the relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. If we fail to qualify for taxation as a REIT, we will not be required to make any distributions to shareholders, and any distributions that are made to shareholders will not be deductible by us. As a result, our failure to qualify for taxation as a REIT would significantly reduce the cash available for distributions by us to our shareholders. In addition, if we fail to qualify for taxation as a REIT, all distributions to shareholders, to the extent of our current and accumulated earnings and profits, will be taxable as regular corporate dividends. For taxable years before January 1, 2026, generally, U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. shareholders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate (excluding the 3.8% tax on “net investment income”)) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction,

Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. In addition, if we merge with another REIT and we are the “successor” to the other REIT, the other REIT’s disqualification from taxation as a REIT would prevent us from being taxed as a REIT for the four taxable years following the year during which the other REIT’s qualification was lost. There can be no assurance that we would be entitled to any statutory relief. We intend to take advantage of any and all relief provisions that are available to us to cure any violation of the requirements applicable to REITs.

Taxation of U.S. Shareholders

Taxation of Taxable U.S. Shareholders

This section summarizes the taxation of U.S. shareholders that are not tax-exempt organizations. For these purposes, the term “U.S. shareholder” is a beneficial owner of our shares that is, for U.S. federal income tax purposes:

a.a citizen or resident of the United States;

a.a corporation (including an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or of a political subdivision thereof (including the District of Columbia);

a.an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

a.any trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (2) it has a valid election in place to be treated as a U.S. person.

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

The maximum amount of dividends that we may designate as capital gain and as “qualified dividend income” (discussed below) with respect to any taxable year may not exceed the dividends actually paid by us with respect to such year, including dividends paid by us in the succeeding tax year that relate back to the prior tax year for purposes of determining our dividends paid deduction.

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

If the redemption does not meet any of the tests under Section 302 of the Code, then the redemption proceeds received from our preferred shares will be treated as a distribution on our shares as described under ‘‘—Taxation of U.S. Shareholders—Taxation of Taxable U.S. Shareholders-Distributions Generally,’’ and ‘‘—Taxation of Non-U.S. Shareholders-Distributions Generally.’’ If the redemption of a holder’s preferred shares is taxed as a dividend, the adjusted basis of such holder’s redeemed preferred shares will be transferred to any other shares held by the holder. If the holder owns no other shares, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.

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

Expansion of Medicare Tax. The temporary 20% deduction allowed by Section 199A of the Code, as added by the TCJA, with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income, described above, subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.

Taxation of Tax-Exempt Shareholders

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

Tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, or qualified group legal services plans exempt from U.S. federal income taxation under Sections 501(c)(7), (c)(9) or (c)(17) of the Code, respectively, or single parent title-holding corporations exempt under Section 501(c)(2) and whose income is payable to any of the aforementioned tax-exempt organizations, are subject to different UBTI rules, which generally require such shareholders to characterize distributions from us as UBTI unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our shares. These shareholders should consult with their tax advisors concerning these set aside and reserve requirements.

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

Certain non-U.S. pension funds that are “qualified foreign pension funds” as defined by Section 897(l) of the Code and certain non-U.S. publicly traded entities that are “qualified shareholders” as defined by Section 897(k) of the Code may be entitled to exceptions to the FIRPTA tax with respect to distributions we pay. Non-U.S. shareholders should consult with their tax advisors regarding the application of these exceptions.

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

Dispositions of Our Shares. Unless our shares constitute a USRPI, a sale of our shares by a non-U.S. shareholder generally will not be subject to U.S. federal income taxation under FIRPTA. Generally, subject to the discussion below regarding dispositions by “qualified shareholders” and “qualified foreign pension funds,” with respect to any particular shareholder, our shares will constitute a USRPI only if each of the following three statements is true:

•50% or more of our assets on any of certain testing dates during a prescribed testing period consist of interests in real property located within the United States, excluding for this purpose, interests in real property solely in a capacity as creditor;

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

Certain non-U.S. pension funds that are “qualified foreign pension funds” as defined by Section 897(l) of the Code and certain

non-U.S. publicly traded entities that are “qualified shareholders” as defined by Section 897(k) of the Code may be entitled to exceptions to the FIRPTA tax with respect to the sale of our shares. Non-U.S. shareholders should consult with their tax advisors regarding the application of these exceptions.

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

Information Reporting and Backup Withholding Tax Applicable to Shareholders

U.S. Shareholders—Generally

In general, information-reporting requirements will apply to payments of distributions on our shares and payments of the proceeds of the sale of our shares to some U.S. shareholders, unless an exception applies. Further, the payer will be required to withhold backup withholding tax on such payments if:

(1)the payee fails to furnish a taxpayer identification number (“TIN”) to the payer or to establish an exemption from backup withholding;

(2)the IRS notifies the payer that the TIN furnished by the payee is incorrect;

(3)there has been a notified payee under-reporting with respect to interest, dividends or original issue discount described in Section 3406(c) of the Code; or

(4)there has been a failure of the payee to certify under the penalty of perjury that the payee is not subject to backup withholding under the Code.

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

Net Investment Income. In certain circumstances, certain U.S. Holders that are individuals, estates, or trusts are subject to a 3.8% tax on “net investment income,” which includes, among other things, interest income and net gains from the sale, exchange or other taxable disposition (including a retirement or redemption) of the debt securities, unless such interest payments or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive activities or securities or commodities trading activities). Investors in debt securities should consult their own tax advisors regarding the applicability of this tax to their income and gain in respect of their investment in the debt securities.

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2022 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics that applies to all of our trustees, officers and employees, which can be reviewed and printed from our website www.washreit.com. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NAME	POSITION
Trustees
Paul T. McDermott	Chairman and Chief Executive Officer, WashREIT
Edward S. Civera	Lead Independent Trustee, WashREIT; Retired Chairman, Catalyst Health Solutions, Inc.
Benjamin S. Butcher	Chief Executive Officer, President and Chairman of the Board of Directors of STAG Industrial, Inc.
William G. Byrnes	Retired Managing Director, Alex Brown & Sons
Ellen M. Goitia	Retired Partner, KPMG
Thomas H. Nolan, Jr.	Former Chairman of the Board and Chief Executive Officer, Spirit Realty Capital Inc.
Vice Adm. Anthony L. Winns (RET.)	President, Middle East-Africa Region, Lockheed Martin Corporation

Executive Officers
Paul T. McDermott	Chairman and Chief Executive Officer, WashREIT
Stephen E. Riffee	Executive Vice President and Chief Financial Officer
Taryn D. Fielder	Senior Vice President, General Counsel and Corporate Secretary
Susan L. Gerock	Senior Vice President and Chief Information Officer

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	81
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	82
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	84
	Consolidated Balance Sheets as of December 31, 2021 and 2020	85
	Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	86
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	87
	Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019	88
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	89
	Notes to Consolidated Financial Statements	91

2	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	119
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	120
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/16/2021
3.2	Amended and Restated Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Description of Registrant's Securities	10-K	001-06622	3.2	2/16/2021
10.1*	Share Purchase Plan	10-Q	001-06622	10(j)	11/14/2002
10.2*	Supplemental Executive Retirement Plan	10-Q	001-06622	10(k)	11/14/2002
10.3*	Supplemental Executive Retirement Plan	10-K	001-06622	10(p)	3/16/2006
10.4*	2007 Omnibus Long Term Incentive Plan	DEF 14A	001-06622	B	4/9/2007
10.5*	Deferred Compensation Plan for Officers dated January 1, 2007	10-K	001-06622	10(gg)	2/29/2008
10.6*	Supplemental Executive Retirement Plan II dated May 23, 2007	10-K	001-06622	10(hh)	2/29/2008
10.7*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.8*	Executive Stock Ownership Policy, adopted October 27, 2010	8-K	001-06622	10.31	11/2/2010
10.9*	Amendment to Deferred Compensation Plan for Officers, adopted October 27, 2010	8-K	001-06622	10.32	11/2/2010
10.10*	Amendment to Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.11*	Amendment to Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.12*	Amendment to Deferred Compensation Plan for Directors, adopted February 13, 2013	10-Q	001-06622	10.46	5/9/2013
10.13*	Amendment to Short Term Incentive Plan, adopted as of January 22, 2013	10-Q	001-06622	10.47	5/9/2013
10.14*	Amended and Restated Deferred Compensation Plan for Directors, effective October 22, 2013	10-Q	001-06622	10.53	11/1/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.15*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.16*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.17*	Amendment to Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.18*	Amendment to Deferred Compensation Plan for Directors as Amended and Restated, adopted February 18, 2014	10-K	001-06622	10.46	3/3/2014
10.19*	Short Term Incentive Compensation Plan (effective January 1, 2014)	10-Q	001-06622	10.47	5/7/2014
10.20*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.21*	Amendment to Short Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.51	8/5/2014
10.22*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.23*	Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-K	001-06622	10.54	3/2/2015
10.24*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.25*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.26*	Revised Description of Washington REIT Trustee Compensation Plan, effective January 1, 2015	10-Q	001-06622	10.57	5/5/2015
10.27*	Statement of Amendment of STIP and LTIP for S. Riffee	10-Q	001-06622	10.58	5/5/2015
10.28*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.29*	Amended and restated Trustee Deferred Compensation Plan	10-Q	001-06622	10.61	11/4/2015
10.30*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.31*	Revocation of Statement of Amendment of STIP and LTIP	10-K	001-06622	10.49	2/20/2018
10.32*	Offer letter to Taryn D. Fielder	10-K	001-06622	10.50	2/20/2018
10.33*	Change in control agreement dated July 21,2017 with Taryn D. Fielder	10-Q	001-06622	10.1	7/31/2017
10.34*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018
10.35*	Second Amendment to Washington Real Estate Investment Trust Short-Term Incentive Plan	10-Q	001-06622	10.1	4/29/2019
10.36*	Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust	10-Q	001-06622	10.2	4/29/2019
10.37*	Amendment No. 1 to Separation Agreement and General Release between Thomas Q. Bakke and Washington Real Estate Investment Trust	10-Q	001-06622	10.3	4/29/2019
10.38	Purchase and sale agreement, dated April 2, 2019, for the Assembly Portfolio by and among Washington Real Estate Investment Trust and Barton’s Crossing LP, Magazine Carlyle Station LP, Magazine Fox Run LP, Magazine Glen LP, Magazine Lionsgate LP, Magazine Village At McNair Farms LP, and Magazine Watkins Station LP	10-Q	001-06622	10.1	7/29/2019
10.39	First amendment to purchase and sale agreement, dated April 19, 2019, for the Assembly Portfolio	10-Q	001-06622	10.2	7/29/2019
10.40	Purchase and Sale Agreement, dated June 26, 2019, by and between Washington Real Estate Investment Trust and Global Retail Investors, LLC	8-K	001-06622	10.1	7/26/2019
10.41*	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.45	2/19/20
10.42*	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.46	2/19/20
10.43	Note Purchase Agreement, dated as of September 30, 2020, by and among Washington Real Estate Investment Trust and other parties named therein as Purchasers	10-Q	001-06622	10.1	10/30/20
10.44	Purchase and Sale Agreement, dated as of June 14, 2021 between Washington REIT and BPG Acquisitions, LLC	10-Q	001-06622	10.1	08/03/21
10.45	Second Amended and Restated Credit Agreement, dated August 26, 2021, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.2	10/29/21
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
Date: February 18, 2022
                                By:    /s/ Paul T. McDermott
                                    Paul T. McDermott
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 18, 2022
Paul T. McDermott

/s/ Edward S. Civera*	Lead Independent Trustee	February 18, 2022
Edward S. Civera

/s/ Benjamin S. Butcher*	Trustee	February 18, 2022
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 18, 2022
William G. Byrnes

/s/ Ellen M. Goitia*	Trustee	February 18, 2022
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 18, 2022
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 18, 2022
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 18, 2022
Stephen E. Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 18, 2022
W. Drew Hammond	Treasurer
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
In connection with the preparation of WashREIT’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of WashREIT’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of WashREIT’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2021, WashREIT’s internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Washington Real Estate Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Washington Real Estate Investment Trust and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Impairment Assessment of Income Producing Properties
Description of the Matter
The Company had net income producing property of $1.6 billion as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, real estate is evaluated for recoverability based on estimated cash flows if there are indicators of potential impairment.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for assessing impairment of income producing properties. For example, we tested controls over management’s review of qualitative and quantitative indicators of impairment and properties’ expected future cash flows used in the recoverability evaluation, and we tested management’s review of the significant assumptions used in their impairment assessment.

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
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Washington Real Estate Investment Trust

Opinion on Internal Control Over Financial Reporting

We have audited Washington Real Estate Investment Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Washington Real Estate Investment Trust and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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
February 18, 2022

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2021	2020
Assets
Land	$322,623	$301,709
Income producing property	1,642,147	1,473,335
	1,964,770	1,775,044
Accumulated depreciation and amortization	(402,560)	(335,006)
Net income producing property	1,562,210	1,440,038
Properties under development or held for future development	30,631	36,494
Total real estate held for investment, net	1,592,841	1,476,532
Investment in real estate held for sale, net	—	795,687
Cash and cash equivalents	233,600	7,697
Restricted cash	620	593
Rents and other receivables	15,067	11,888
Prepaid expenses and other assets	33,866	29,587
Other assets related to properties sold or held for sale	—	87,834
Total assets	$1,875,994	$2,409,818
Liabilities
Notes payable, net	$496,946	$945,370
Line of credit	—	42,000
Accounts payable and other liabilities	40,585	44,067
Dividend payable	14,650	25,361
Advance rents	2,082	2,461
Tenant security deposits	4,669	4,221
Other liabilities related to properties sold or held for sale	—	25,229
Total liabilities	558,932	1,088,709
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 86,261 and 84,409 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively	863	844
Additional paid in capital	1,697,477	1,649,366
Distributions in excess of net income	(362,494)	(298,860)
Accumulated other comprehensive loss	(19,091)	(30,563)
Total shareholders’ equity	1,316,755	1,320,787
Noncontrolling interests in subsidiaries	307	322
Total equity	1,317,062	1,321,109
Total liabilities and equity	$1,875,994	$2,409,818

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2021	2020	2019
Revenue
Real estate rental revenue	$169,151	$176,004	$176,748
Expenses
Property operating and maintenance	38,741	39,625	40,408
Real estate taxes and insurance	22,041	23,357	22,918
Property management	6,133	6,145	6,098
General and administrative	27,538	23,951	26,068
Transformation costs	6,635	—	—
Depreciation and amortization	72,656	70,336	83,362
Real estate impairment	—	—	8,374
	173,744	163,414	187,228
(Loss) gain on sale of real estate, net	—	(15,009)	59,961
Real estate operating (loss) income	(4,593)	(2,419)	49,481
Other income (expense)
Interest expense	(34,063)	(37,305)	(53,734)
Loss on interest rate derivatives	(5,866)	(560)	—
Loss on extinguishment of debt, net	(12,727)	(34)	—
Other income	4,109	—	—
	(48,547)	(37,899)	(53,734)
Loss from continuing operations	(53,140)	(40,318)	(4,253)
Discontinued operations:
Income from operations of properties sold or held for sale	23,083	24,638	49,543
Gain on sale of real estate, net	46,441	—	339,024
Loss on extinguishment of debt	—	—	(764)
Income from discontinued operations	69,524	24,638	387,803
Net income (loss)	$16,384	$(15,680)	$383,550
Basic net income (loss) per share
Continuing operations	$(0.63)	$(0.50)	$(0.05)
Discontinued operations	0.82	0.30	4.81
Basic net income (loss) per share (1)	$0.19	$(0.20)	$4.75
Diluted net income (loss) per share
Continuing operations	$(0.63)	$(0.50)	$(0.05)
Discontinued operations	0.82	0.30	4.81
Diluted net income (loss) per share (1)	$0.19	$(0.20)	$4.75
Weighted average shares outstanding – basic	84,544	82,348	80,257
Weighted average shares outstanding – diluted	84,544	82,348	80,257
______________________________
(1)     Earnings per share may not sum due to rounding
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$16,384	$(15,680)	$383,550
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	3,673	(33,025)	(8,016)
Reclassification of unrealized loss on interest rate derivatives to earnings	7,799	639	—
Comprehensive income (loss)	$27,856	$(48,066)	$375,534

See accompanying notes to the financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2018	79,910	$799	$1,526,574	$(469,085)	$9,839	$1,068,127	$351	$1,068,478
Cumulative effect of change in accounting principle (see note 4)	—	—	—	(906)	—	(906)	—	(906)
Net income	—	—	—	383,550	—	383,550	—	383,550
Unrealized gain on interest rate derivatives	—	—	—	—	(8,016)	(8,016)	—	(8,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Dividends ($1.20 per common share)	—	—	—	(96,964)	—	(96,964)	—	(96,964)
Equity offerings, net of issuance costs	1,859	18	54,898	—	—	54,916	—	54,916
Shares issued under Dividend Reinvestment Program	173	2	4,753	—	—	4,755	—	4,755
Share grants, net of forfeitures and tax withholdings	157	2	6,262	—	—	6,264	—	6,264
Balance, December 31, 2019	82,099	821	1,592,487	(183,405)	1,823	1,411,726	336	1,412,062
Net income	—	—	—	(15,680)	—	(15,680)	—	(15,680)
Unrealized loss on interest rate derivatives	—	—	—	—	(33,025)	(33,025)	—	(33,025)
Loss on interest rate derivatives	—	—	—	—	560	560	—	560
Amortization of swap settlements	—	—	—	—	79	79	—	79
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Dividends ($1.20 per common share)	—	—	—	(99,775)	—	(99,775)	—	(99,775)
Equity offerings, net of issuance costs	2,046	20	48,335	—	—	48,355	—	48,355
Shares issued under Dividend Reinvestment Program	90	1	2,120	—	—	2,121	—	2,121
Share grants, net of forfeitures and tax withholdings	174	2	6,424	—	—	6,426	—	6,426
Balance, December 31, 2020	84,409	844	1,649,366	(298,860)	(30,563)	1,320,787	322	1,321,109
Net income	—	—	—	16,384	—	16,384	—	16,384
Unrealized gain on interest rate derivatives	—	—	—	—	3,673	3,673	—	3,673
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Dividends ($0.94 per common share)	—	—	—	(80,018)	—	(80,018)	—	(80,018)
Equity offerings, net of issuance costs	1,636	17	40,445	—	—	40,462	—	40,462
Shares issued under Dividend Reinvestment Program	75	—	1,744	—	—	1,744	—	1,744
Share grants, net of forfeitures and tax withholdings	141	2	5,922	—	—	5,924	—	5,924
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$16,384	$(15,680)	$383,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,560	120,030	141,179
Credit losses (gains) on lease related receivables	2,482	5,422	(10)
Real estate impairment	—	—	8,374
(Gain) loss on sale of real estate	(46,441)	15,009	(398,985)
Share-based compensation expense	8,553	7,874	7,743
Amortization of debt premiums, discounts and related financing costs	4,325	2,794	3,195
Loss on interest rate derivatives	5,866	560	—
Loss on extinguishment of debt, net	12,727	34	764
Changes in other assets	(4,681)	(7,271)	(10,086)
Changes in other liabilities	(5,619)	(15,794)	(4,801)
Net cash provided by operating activities	89,156	112,978	130,923
Cash flows from investing activities
Real estate acquisitions, net	(153,748)	—	(528,589)
Net cash received from sale of real estate	897,783	152,889	706,064
Capital improvements to real estate	(32,410)	(58,095)	(68,456)
Development in progress	(8,406)	(28,812)	(47,492)
Non-real estate capital improvements	(49)	(222)	(491)
Real estate deposits	(1,000)	—	—
Net cash provided by investing activities	702,170	65,760	61,036
Cash flows from financing activities
Line of credit repayments, net	(42,000)	(14,000)	(132,000)
Dividends paid	(90,728)	(99,080)	(96,361)
Principal payments – mortgage notes payable	—	(46,567)	(12,724)
Proceeds from notes payable	—	350,000	—
Repayments of notes payable	(311,894)	(250,000)	—
Repayments of unsecured term loan debt	(150,000)	(300,000)	(450,000)
Proceeds from term loan	—	150,000	450,000
Settlement of interest rate derivatives	(5,866)	(20,948)	—
Payment of financing costs	(4,858)	(3,284)	(1,303)
Distributions to noncontrolling interests	(15)	(14)	(15)
Proceeds from dividend reinvestment program	1,744	2,121	4,755
Net proceeds from equity issuances	40,462	48,355	54,916
Payment of tax withholdings for restricted share awards	(2,241)	(1,782)	(2,116)
Net cash used in financing activities	(565,396)	(185,199)	(184,848)
Net increase (decrease) in cash, cash equivalents and restricted cash	225,930	(6,461)	7,111
Cash, cash equivalents and restricted cash at beginning of year	8,290	14,751	7,640
Cash, cash equivalents and restricted cash at end of year	$234,220	$8,290	$14,751

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$27,166	$37,542	$50,999
Change in accrued capital improvements and development costs	(6,949)	(5,850)	7,908
Dividend payable	14,650	25,361	24,668

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$233,600	$7,697	$12,939
Restricted cash	620	593	1,812
Cash, cash equivalents and restricted cash	$234,220	$8,290	$14,751

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business consists of the ownership and operation of income-producing real estate properties primarily in the greater Washington, DC metro region, the majority of which are residential properties.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is generally our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. During the three years ended December 31, 2021, we sold our interests in the following properties (in thousands):

Disposition Date	Property	Type	(Loss) Gain on Sale
July 26, 2021	Office Portfolio (1)	Office	$(11,220)
September 22, 2021	Retail Portfolio (2)	Retail	57,661
		Total 2021	$46,441

April 21, 2020	John Marshall II	Office	$(6,855)
December 2, 2020	Monument II	Office	(8,595)
December 17, 2020	1227 25th Street	Office	1,125
		Total 2020	$(14,325)

June 26, 2019	Quantico Corporate Center (3)	Office	$(1,046)
July 23, 2019	Shopping Center Portfolio (4)	Retail	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	9,507
August 27, 2019	Centre at Hagerstown	Retail	(3,506)
December 19, 2019	1776 G Street	Office	61,007
		Total 2019	$398,985
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
(3)     Consists of 925 and 1000 Corporate Drive.
(4)     Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of both December 31, 2021 and 2020, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the Tax Cuts and Jobs Act. The following is a breakdown of the taxable percentage of our dividends for the three years ended December 31,

2021 (unaudited):

	2021	2020	2019
Ordinary income/Section 199A dividends	—%	36%	80%
Return of capital	100%	64%	20%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
Capital gain	—%	—%	—%

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

Revenue Recognition

We primarily lease residential properties under operating leases with terms of generally one year or less. Rental revenues are recognized in accordance with ASC Topic 842, Leases, using a method that represents straight-line basis over the term of the leases. In circumstances where a lease concession is provided to the resident, primarily in lease-up, we recognize a reduction of rental revenues on a straight-line basis.

We also generate other property-related revenue associated with the leasing of apartment homes, including parking income, move-in charges, pet rent and other miscellaneous revenue. Similar to rental income, such revenues are recorded when due from tenants and recognized monthly as they are earned.

We recognize cost reimbursement income at our residential properties from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are primarily comprised of utility costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements.

We recognize gains on sales of real estate when we have executed a contract for sale of the asset, transferred controlling financial interest in the asset to the buyer and determined that it is probable that we will collect substantially all of the consideration for the asset. Our real estate sale transactions typically meet these criteria at closing.

Rents and Other Receivables

Lease related receivables, which include contractual amounts accrued and unpaid from residents and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to real estate rental revenues. We evaluate the collectability of lease receivables on a lease-by-lease basis. We recognize the credit loss on lease related receivables when, in the opinion of management, collection of substantially all lease payments is not probable. When collectability is determined not probable, any lease income recognized subsequent to recognizing the credit loss is limited to the lesser of the lease income reflected on a straight-line basis or cash collected.

Debt Issuance Costs

We amortize external debt issuance costs using the effective interest rate method or the straight-line method, which approximates the effective interest rate method over the estimated life of the related debt. We record debt issuance costs related to notes, net of amortization, on our consolidated balance sheets as an offset to their related debt. We record debt issuance costs related to revolving lines of credit on our consolidated balance sheets with Prepaid expenses and other assets, regardless of whether a balance on the line of credit is outstanding. We record the amortization of all debt issuance costs as interest expense.

Real Estate and Depreciation

We depreciate buildings on a straight-line basis over an estimated useful life of 26 to 40 years. We capitalize all capital improvements associated with replacements, improvements or major repairs to real property that extend its useful life and depreciate them using the straight-line method over their estimated useful lives ranging from 3 to 40 years. We also capitalize costs incurred in connection with our development projects, including interest incurred on borrowing obligations and other internal costs during periods in which qualifying expenditures have been made and activities necessary to get the development projects ready for their intended use are in progress. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed into service and depreciation commences.

Real estate depreciation expense from continuing operations was $66.2 million, $64.6 million and $62.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2021 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total interest incurred	$34,813	$39,524	$56,948
Capitalized interest	(750)	(2,219)	(3,214)
Interest expense, net of capitalized interest	$34,063	$37,305	$53,734

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

Asset Acquisitions

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

The fair value of in-place leases are based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include the estimated cost to replace the leases, including foregone rent and expense reimbursements during the hypothetical expected lease-up periods (referred to as “absorption cost”), consideration of current market conditions and costs to execute similar leases. We classify leasing absorption costs as other assets and amortize absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases.

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

Segments

We evaluate performance based upon net operating income from the combined properties in each segment. Our reportable operating segment is a consolidation of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss. Net operating income is defined as segment real estate rental revenue less segment real estate expenses.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and commercial paper with original maturities of 90 days or less. We maintain cash deposits with financial institutions that at times exceed applicable insurance limits. We reduce this risk by maintaining such deposits with high quality financial institutions that management believes are credit-worthy.

Restricted cash includes funds escrowed for tenant security deposits.

Transformation Costs

Transformation costs include costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits.

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2021 and 2020, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland, Virginia and Georgia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2018 through 2020 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expenses.

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

NOTE 3: REAL ESTATE

As of December 31, 2021 and 2020, our real estate investment portfolio classified as income producing property that is held and used, at cost, consists of properties valued as follows (in thousands):

	December 31,
	2021	2020
Residential	$1,790,914	$1,606,193
Other (1)	173,856	168,851
	$1,964,770	$1,775,044
______________________________
(1)     Consists of Watergate 600

Our results of operations are dependent on the overall economic health of our markets and residents which are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing residents and consumer requirements.

As of December 31, 2021, one property, Riverside Apartments, accounted for more than approximately 10% of total assets and two properties, Riverside Apartments and Watergate 600, each accounted for more than approximately 10% of real estate rental revenue.

We have properties under development/redevelopment and held for current or future development. The cost of our real estate portfolio under development or held for future development as of December 31, 2021 and 2020 was $30.6 million and $36.5 million, respectively.

As of December 31, 2021, we have invested $29.8 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. In addition we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use. We placed the remainder of the Trove development costs into service during the first quarter of 2021.

Acquisitions

Properties and land for development acquired during the three years ended December 31, 2021 were as follows:

Acquisition Date	Property	Type	# of Homes (unaudited)	Contract Purchase Price (in thousands)
August 10, 2021	The Oxford	Residential	240	$48,000
November 19, 2021	Assembly Eagles Landing	Residential	490	106,000
			730	$154,000

April 30, 2019	Assembly Portfolio - Virginia (1)	Residential	1,685	$379,100
June 27, 2019	Assembly Portfolio - Maryland (2)	Residential	428	82,070
July 23, 2019	Cascade at Landmark	Residential	277	69,750
			2,390	$530,920
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

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2021 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Real estate rental revenue	$2,262	$—	$27,641
Net loss	(1,921)	—	(10,167)

As discussed in note 2, we record the acquired physical assets (land and building) and in-place leases (absorption costs) and any other assumed liabilities by allocating the total cost of the acquisitions on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2021	2020	2019
Land	$20,914	$—	$92,391
Buildings and improvements	128,540	—	423,663
Leasing commissions/absorption costs	4,786	—	15,474
Total	$154,240	$—	$531,528

The weighted average remaining life for the absorption costs is 4 months.

The difference in the total cost of the 2021 acquisitions of $154.2 million and the cash paid for the acquisitions per the consolidated statements of cash flows of $153.7 million is primarily due to credits received at settlement totaling $0.5 million. The difference in the total cost of the 2019 acquisitions of $531.5 million and the cash paid for the acquisitions per the consolidated statements of cash flows of $528.6 million is primarily due to credits received at settlement totaling $2.9 million.

Fair Value of In-place Leases

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021			2020
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$12,080	$7,344	$4,736	$12,080	$6,522	$5,558
Leasing commissions/absorption costs	56,373	45,471	10,902	51,587	42,083	9,504
Net lease intangible assets	621	612	9	621	602	19
Net lease intangible liabilities	13,340	9,021	4,319	13,340	8,245	5,095

Amortization of these combined components during the three years ended December 31, 2021, was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$4,378	$3,194	$18,092
Real estate rental revenue increase, net	(765)	(759)	(827)
	$3,613	$2,435	$17,265

Amortization of these combined components over the next five years and thereafter is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2022	$5,040	$(772)	$4,268
2023	2,226	(767)	1,459
2024	2,216	(764)	1,452
2025	2,211	(765)	1,446
2026	2,163	(718)	1,445
Thereafter	1,782	(524)	1,258
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

We sold our interests in the following properties during the three years ended December 31, 2021:

Disposition Date	Property	Type	Rentable Square Feet (unaudited)	Contract Sale Price (in thousands)	(Loss) Gain on Sale (in thousands)
July 26, 2021	Office Portfolio (1)	Office	2,370,000	$766,000	$(11,220)
September 22, 2021	Retail Portfolio (2)	Retail	693,000	168,314	57,661
		Total 2021	3,063,000	$934,314	$46,441

April 21, 2020	John Marshall II	Office	223,000	$57,000	$(6,855)
December 2, 2020	Monument II	Office	207,000	53,000	(8,595)
December 17, 2020	1227 25th Street	Office	135,000	53,500	1,125
		Total 2020	565,000	$163,500	$(14,325)

June 26, 2019	Quantico Corporate Center (3)	Office	272,000	$33,000	$(1,046)
July 23, 2019	Shopping Center Portfolio (4)	Retail	800,000	485,250	333,023
August 21, 2019	Frederick Crossing and Frederick County Square	Retail	520,000	57,500	9,507
August 27, 2019	Centre at Hagerstown	Retail	330,000	23,500	(3,506)
December 19, 2019	1776 G Street	Office	262,000	129,500	61,007
		Total 2019	2,184,000	$728,750	$398,985
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
(3)    Consists of 925 and 1000 Corporate Drive.
(4)    Consists of five retail properties: Gateway Overlook, Wheaton Park, Olney Village Center, Bradlee Shopping Center and Shoppes of Foxchase.

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

As of December 31, 2021, we assessed our properties for impairment and did not recognize any impairment charges during 2021. We applied reasonable estimates and judgments in evaluating each of the properties as of December 31, 2021. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Office and Retail Portfolios, which were sold in 2021, are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Year Ended December 31,
	2021	2020	2019
Real estate rental revenue	$70,519	$118,114	$160,632
Expenses:
Property operating and maintenance	(11,201)	(20,967)	(25,831)
Real estate taxes and insurance	(11,136)	(19,050)	(22,283)
Property management	(2,195)	(3,765)	(4,845)
Depreciation and amortization	(22,904)	(49,694)	(57,817)
Interest expense	—	—	(313)
Loss on extinguishment of debt	—	—	(764)
Gain on sale of real estate, net	46,441	—	339,024
Income from discontinued operations	$69,524	$24,638	$387,803

Basic net income per share	$0.82	$0.30	$4.81
Diluted net income per share	$0.82	$0.30	$4.81

Capital expenditures	$3,316	$20,812	$42,013

All assets and liabilities related to the Office Portfolio and Retail Portfolio were sold as of December 31, 2021.
As of December 31, 2020, assets and liabilities related to the Office Portfolio and Retail Portfolio were as follows (in thousands):

December 31, 2020
Land	$249,869
Income producing property	958,704
1,208,573
Accumulated depreciation and amortization	(414,008)
Income producing property, net	794,565
Development in progress and land held for development	1,122
Investment in real estate, net	795,687
Cash and cash equivalents	3
Restricted cash	10
Rents and other receivables	46,369
Prepaid expenses and other assets	41,452
Total assets	$883,521

Accounts payable and other liabilities	$14,706
Advance rents	4,754
Tenant security deposits	5,769
Liabilities related to properties sold or held for sale	$25,229

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessee

For leases where we are the lessee, primarily in our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with Accounting Standards Codification (“ASC”) Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term. As of December 31, 2021, we had $4.6 million in right-of-use assets and liabilities recorded within Income producing property and Accounts payable and other liabilities on our consolidated balance sheets, respectively.

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in “General and administrative expense.”

Leasing as a Lessor

    Future Minimum Rental Income

As of December 31, 2021, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands):

2022	$16,395
2023	16,753
2024	16,429
2025	15,930
2026	15,922
Thereafter	62,718
$144,147

Apartment leases are not included as the terms are generally for one year or less. Rental income under most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

NOTE 5: UNSECURED LINES OF CREDIT PAYABLE

During the third quarter of 2021, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) and the continuation of an existing $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans. As a result of the transaction, we recognized a loss on extinguishment of debt of $0.2 million related to the write-off of unamortized loan origination costs. We incurred $4.8 million of additional loan origination costs which will be amortized as interest expense over the term of the Revolving Credit Facility.

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

The amount of the Revolving Credit Facility unused and available at December 31, 2021 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	—
Unused and available	$700,000

We executed borrowings and repayments on the Revolving Credit Facility during 2021 as follows (in thousands):

Balance, December 31, 2020	$42,000
Borrowings	108,000
Repayments	(150,000)
Balance, December 31, 2021	$—

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.70% to 1.40% or the base rate plus a margin ranging from 0.0% to 0.40% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of December 31, 2021, the interest rate on the Revolving Credit Facility is one month LIBOR plus 0.85%, the one month LIBOR is 0.10% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

For the three years ended December 31, 2021, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense (excluding facility fees)	$390	$3,035	$6,554
Facility fees	1,419	1,423	1,400

The Revolving Credit Facility contains and the prior unsecured credit facility that it replaced contained certain financial and non-financial covenants, all of which we have met as of December 31, 2021 and 2020. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2021 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2021	2020	2019
Total revolving credit facilities at December 31	$700,000	$700,000	$700,000
Borrowings outstanding at December 31	—	42,000	56,000
Weighted average daily borrowings during the year	34,803	204,809	196,074
Maximum daily borrowings during the year	79,000	456,000	300,000
Weighted average interest rate during the year	1.12%	1.48%	3.34%
Weighted average interest rate on borrowings outstanding at December 31	—%	1.15%	2.73%

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

NOTE 6: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2021 and 2020 are as follows (in thousands):

		Effective	December 31,		Payoff Date/
	Coupon/Stated Rate	Rate (1)	2021	2020	Maturity Date (2)
10-Year Unsecured Notes	3.95%	4.02%	—	300,000	8/26/2021
2018 Term Loan	1 Month LIBOR + 110 basis points	2.31%	100,000	250,000	7/21/2023
30-Year Unsecured Notes	7.25%	7.36%	50,000	50,000	2/25/2028
Green Bonds	3.44%	4.09%	350,000	350,000	12/29/2030
Total principal			500,000	950,000
Premiums and discounts, net			(138)	(456)
Deferred issuance costs, net			(2,916)	(4,174)
Total			$496,946	$945,370
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

The proceeds of the sale of the Green Bonds were used to finance or refinance recently completed and future green building and energy efficiency, sustainable water and wastewater management and renewable energy projects.

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

The required principal payments on the unsecured notes and term loans as of December 31, 2021 are as follows (in thousands):

2022	$—
2023	100,000
2024	—
2025	—
2026	—
Thereafter	400,000
$500,000

Interest on these notes is payable semi-annually, except for the term loans, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2021. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 7: DERIVATIVE INSTRUMENTS

On July 22, 2016, we entered into two forward interest rate swap arrangements with total notional amounts of $100.0 million and $50.0 million to swap the floating interest rate under the $150.0 million 2016 Term Loan (see note 5) to an all-in fixed interest rate of 2.86%, starting on March 31, 2017 and extending until the scheduled maturity of the 2016 Term Loan on July 21, 2023.

On March 29, 2018, we entered into the $250.0 million 2018 Term Loan (see note 5) maturing on July 21, 2023, which increased and replaced the 2016 Term Loan. The interest rate swap arrangements that had effectively fixed the 2016 Term Loan effectively fixed the interest rate on a $150.0 million portion of the 2018 Term Loan at 2.31%. On March 29, 2018, we entered into four interest rate swap arrangements with a total notional amount of $100.0 million to effectively fix the interest rate on the remaining $100.0 million of the 2018 Term Loan at 3.71%, that commenced on June 29, 2018 and extending until the maturity of the 2018 Term Loan on July 21, 2023. The $250.0 million 2018 Term Loan had an all-in fixed interest rate of 2.87% (see note 5 and note 6).

In the second quarter of 2021 we determined that the hedged transactions for five interest rate swap arrangements with an aggregate notional value of $150.0 million were probable not to occur and that these interest swap arrangements were no longer effective cash flow hedges as of June 30, 2021 due to our intention to prepay a $150.0 million portion of the 2018 Term Loan. As a result, we recognized a loss of $5.8 million for the second quarter of 2021, which was recorded to Loss on interest rate derivatives on our consolidated statements of operations. On September 27, 2021, we prepaid the $150.0 million portion of the 2018 Term Loan (see note 5). In connection with the prepayment, we terminated the five interest rate swap arrangements with an aggregate notional value of $150.0 million.

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

The fair values of the interest rate swaps as of December 31, 2021 and 2020, are as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Liabilities
				December 31,
Derivative Instrument			Maturity Date	2021	2020
Interest rate swaps	$100,000	March 31, 2017	July 21, 2023	$(821)	$(2,671)
Interest rate swaps	50,000	March 31, 2017	July 21, 2023	—	(1,338)
Interest rate swaps	100,000	June 29, 2018	July 21, 2023	—	(6,246)
				$(821)	$(10,255)

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The current interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Year Ending December 31,
	2021	2020	2019
Unrealized gain (loss) on interest rate hedges	$3,673	$(33,025)	$(8,016)

Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive income into interest expense for the three years ended December 31, 2021, were as follows (in thousands):

	Year Ending December 31,
	2021	2020	2019
Loss reclassified from Accumulated other comprehensive income (loss) into interest expense	$2,039	$79	$—

During the next twelve months, we estimate that $0.8 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2021, we did not have any derivatives in an asset position and the fair value of the derivative liabilities, including accrued interest, was $0.8 million. As of December 31, 2021, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2021 and 2020 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 7).

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

The fair values of these assets and liabilities at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021				December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$2,566	$—	$2,566	$—	$2,433	$—	$2,433	$—
Interest rate swaps	—	—	—	—	—	—	—	—
Liabilities:
Interest rate swaps	$(821)	$—	$(821)	$—	$(10,255)	$—	$(10,255)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2021 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2021.

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

As of December 31, 2021 and 2020, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$233,600	$233,600	$7,697	$7,697
Restricted cash	620	620	593	593
Line of credit payable	—	—	42,000	42,000
Notes payable	496,946	515,341	945,370	978,678

NOTE 9: STOCK BASED COMPENSATION

WashREIT maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2021 and 2020.

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

Upon or following completion of a performance period, the degree of achievement of each performance measure will be determined by the Compensation Committee. The degree of achievement of any individual financial performance measures will be determined by the Compensation Committee in its discretion with respect to the Chief Executive Officer, and by the Chief Executive Officer or other immediate supervisor in his or her discretion with respect to all other participants (subject to final approval by the Compensation Committee), and the Compensation Committee will evaluate the degree of achievement of the individual performance measures on a scale of below 1 (below threshold), 1 (threshold), 2 (target) or 3 (high) or any fractional number between 1 and 3.

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

We recognize compensation expense for the Prior LTIP ratably (over three years for the 75% unrestricted shares and over four years for the 25% restricted shares) based on the grant date fair value, as determined using a Monte Carlo simulation, and regardless of whether the market conditions are achieved and the awards ultimately vest.

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the Officer LTIP awards. For three-year performance periods commencing on or after January 1, 2021, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (50% weighting), relative to the FTSE Residential Index (42.5% weighting) and the FTSE Office Index (7.5% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, relative to the peer companies and relative to the FTSE indexes, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for WashREIT and each of the peer companies. For the three-year performance periods commencing between January 1, 2018 and December 31, 2020, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (50% weighting) and relative to the FTSE NAREIT Diversified Index (50% weighting). For three-year performance periods commencing prior to January 1, 2018, the market condition performance measurement was based on total shareholder return on an absolute basis (50% weighting) and relative to a defined population of peer companies (50% weighting).

The assumptions used to value the TSR portion of the officer LTIP and Prior LTIP awards were as follows:

	2021 Awards	2020 Awards	2019 Awards
Expected volatility (1)	35.5%	17.5%	18.1%
Risk-free interest rate (2)	0.3%	1.4%	2.4%
Expected term (3)	3 years	3 years	3 and 4 years
Share price at grant date	$23.20	$31.50	$23.00
______________________________
(1)     Expected volatility based upon historical volatility of our daily closing share price.
(2)    Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3)    Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2021 ranged from approximately 37% to 78% for the 50% of the LTIP based on TSR relative to a defined population of peer companies and from 38% to 80% for the 50% of the LTIP based on TSR relative to the FTSE indexes.

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

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000 for each of three years ended December 31, 2021.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2021 for all share based awards was $8.6 million, $7.9 million and $7.7 million, respectively, net of capitalized stock-based compensation expense of $0.3 million, $0.4 million and $0.2 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2021 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Wtd Avg Grant Fair Value
Unvested at December 31, 2018	311,010	$29.07
Granted	213,782	26.26
Vested during year	(236,013)	27.43
Forfeited	(19,396)	26.60
Unvested at December 31, 2019	269,383	28.45
Granted	285,101	30.39
Vested during year	(239,033)	27.54
Forfeited	(8,456)	28.35
Unvested at December 31, 2020	306,995	30.96
Granted	238,134	23.53
Vested during year	(277,967)	26.39
Forfeited	(7,467)	26.73
Unvested at December 31, 2021	259,695	29.16

The total fair value of share grants vested for each of the three years ended December 31, 2021 was $7.6 million, $6.6 million and $6.5 million, respectively.

As of December 31, 2021, the total compensation cost related to non-vested share awards not yet recognized was $4.4 million, which we expect to recognize over a weighted average period of 16 months.

Restricted and Unrestricted Shares with Market Conditions

Stock based awards with market conditions under the LTIP and Prior LTIP were awarded in 2021, 2020 and 2019 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	2021 Awards (1)	2020 Awards (1)	2019 Awards
	Unrestricted	Unrestricted	Restricted	Unrestricted
Relative Peer TSR	$951	$510	$184	$552
Absolute/Index TSR (2)	971	565	201	602

The unamortized value of these awards with market conditions as of December 31, 2021 was as follows (in thousands):

	2021 Awards (1)	2020 Awards (1)	2019 Awards
	Unrestricted	Unrestricted	Restricted	Unrestricted
Relative Peer TSR	$692	$177	$46	$—
Absolute/Index TSR (2)	706	196	50	—
______________________________
(1)    The 2021 and 2020 Awards were granted under the Officer LTIP, whereby all of the shares vest immediately at the end of the three-year performance period. The 2019 Awards were granted under the Prior LTIP, whereby the unrestricted shares (75%) vest immediately at the end of the three-year performance period and the restricted shares (25%) vest over a one-year period commencing on the January 1 following the end of the three-year performance period.
(2)     The performance conditions for the 2021 awards were evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE Multifamily and Office indexes. The performance conditions for the 2020 and 2019 awards were evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE NAREIT Diversified Index.

NOTE 10: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2021, we made contributions to the 401(k) plan of $0.4 million, $0.4 million and $0.5 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded and payments are to be made out of the general assets of WashREIT. The deferred compensation liability was $0.5 million and $0.7 million at December 31, 2021 and 2020, respectively.

In November 2005, the board of trustees approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from WashREIT for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2021 and 2020, the accrued benefit liability was $2.6 million and $2.4 million, respectively. For each of the three years ended December 31, 2021, we recognized current service cost of $0.2 million, $0.2 million and $0.2 million, respectively.

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

The computation of basic and diluted earnings per share for the three years ended December 31, 2021 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Loss from continuing operations	$(53,140)	$(40,318)	$(4,253)
Allocation of earnings to unvested restricted share awards	(393)	(545)	(125)
Adjusted loss from continuing operations	(53,533)	(40,863)	(4,378)
Income from discontinued operations, including gain on sale of real estate	69,524	24,638	387,803
Allocation of earnings from discontinued operations to unvested restricted share awards	—	—	(1,837)
Adjusted income from discontinued operations	69,524	24,638	385,966
Adjusted net income (loss)	$15,991	$(16,225)	$381,588
Denominator:
Weighted average shares outstanding – basic and diluted	84,544	82,348	80,257

Earnings per common share, basic:
Continuing operations	$(0.63)	$(0.50)	$(0.05)
Discontinued operations	0.82	0.30	4.81
Basic net income (loss) per common share (1)	$0.19	$(0.20)	$4.75
Earnings per common share, diluted:
Continuing operations	$(0.63)	$(0.50)	$(0.05)
Discontinued operations	0.82	0.30	4.81
Diluted net income (loss) per common share (1)	$0.19	$(0.20)	$4.75

Dividends declared per common share	$0.94	$1.20	$1.20
______________________________
(1)     Earnings per share may not sum due to rounding

NOTE 12: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2021, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations.

NOTE 13: SEGMENT INFORMATION

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

Prior to the end of the second quarter of 2021, we had two reportable segments: office and residential. During the third quarter of 2021, we closed on the sales of the Office Portfolio and the Retail Portfolio (see note 3), and following such sales, we have one remaining office property, Watergate 600, which does not meet the criteria for a reportable segment, and has been classified within “Other” on our segment disclosure tables.

We evaluate performance based upon net operating income of the combined properties in the segment. Our reportable operating segment is a consolidation of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. Net operating income is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

Real estate rental revenue as a percentage of the total for each of the reportable operating segments for the three years ended December 31, 2021 was as follows:

	Year Ended December 31,
	2021	2020	2019
Multifamily	89%	82%	71%
Other	11%	18%	29%

The percentage of income producing real estate assets classified as held and used, at cost, for each of the reportable operating segments as of December 31, 2021 and 2020 was as follows:

	2021	2020
Multifamily	91%	90%
Other	9%	10%

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2021 from these segments, and reconciles net operating income of reportable segments to net (loss) income as reported (in thousands):

	Twelve Months Ended December 31, 2021
	Residential	Other (1), (3)	Consolidated
Real estate rental revenue	$150,965	$18,186	$169,151
Real estate expenses	55,527	5,255	60,782
Net operating income	$95,438	$12,931	$108,369
Property management expenses			(6,133)
General and administrative expenses			(27,538)
Transformation costs			(6,635)
Depreciation and amortization			(72,656)
Interest expense			(34,063)
Loss on interest rate derivatives			(5,866)
Loss on extinguishment of debt			(12,727)
Other income			4,109
Discontinued operations:
Income from properties sold or held for sale			23,083
Gain on sale of real estate, net			46,441
Net income			$16,384
Capital expenditures	$27,953	$4,506	$32,459
Total assets	$1,455,328	$420,666	$1,875,994

	Twelve Months Ended December 31, 2020
	Residential	Other (2), (3)	Consolidated
Real estate rental revenue	$145,138	$30,866	$176,004
Real estate expenses	52,852	10,130	62,982
Net operating income	$92,286	$20,736	$113,022
Property management expenses			(6,145)
General and administrative expenses			(23,951)
Depreciation and amortization			(70,336)
Loss on sale of real estate			(15,009)
Interest expense			(37,305)
Loss on interest rate derivatives			(560)
Loss on extinguishment of debt			(34)
Discontinued operations:
Income from properties sold or held for sale			24,638
Net loss			$(15,680)
Capital expenditures	$24,675	$33,642	$58,317
Total assets	$1,333,235	$1,076,583	$2,409,818

	Twelve Months Ended December 31, 2019
	Residential	Other (2), (3)	Consolidated
Real estate rental revenue	$126,197	$50,551	$176,748
Real estate expenses	44,537	18,789	63,326
Net operating income	$81,660	$31,762	$113,422
Property management expenses			(6,098)
General and administrative expenses			(26,068)
Depreciation and amortization			(83,362)
Real estate impairment			(8,374)
Gain on sale of real estate			59,961
Interest expense			(53,734)
Discontinued operations:
Income from properties sold or held for sale			49,543
Gain on sale of real estate			339,024
Loss on extinguishment of debt			(764)
Net income			$383,550
Capital expenditures	$25,779	$43,168	$68,947
Total assets	$1,340,634	$1,287,694	$2,628,328
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
(3)     Total capital expenditures include office and retail properties classified as discontinued operations and total assets include office and retail properties classified as discontinued operations and corporate assets.

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

While the Company previously owned a combination of commercial and residential assets, we disposed of all but one of our commercial assets in 2021. These commercial assets are classified as discontinued operations as of December 31, 2021.

Unaudited financial data by quarter in each of the years ended December 31, 2021 and 2020 were as follows (in thousands, except for per share data):

	Quarter(1), (2)
	First	Second	Third	Fourth
2021
Real estate rental revenue	$40,607	$41,297	$42,499	$44,748
Loss from continuing operations	$(7,277)	$(16,737)	$(22,330)	$(6,796)
Income from operations of properties sold or held for sale	$6,130	$9,745	$7,208	$—
Net (loss) income	$(1,147)	$(6,992)	$31,319	$(6,796)
Loss from continuing operations per share
Basic	$(0.09)	$(0.20)	$(0.26)	$(0.08)
Diluted	$(0.09)	$(0.20)	$(0.26)	$(0.08)
Net (loss) income per share
Basic	$(0.02)	$(0.08)	$0.37	$(0.08)
Diluted	$(0.02)	$(0.08)	$0.37	$(0.08)
2020
Real estate rental revenue	$45,743	$43,757	$43,716	$42,788
Loss from continuing operations	$(5,676)	$(11,995)	$(7,043)	$(15,604)
Income from operations of properties sold or held for sale	$7,395	$6,589	$6,087	$4,567
Net income (loss)	$1,719	$(5,406)	$(956)	$(11,037)
Loss from continuing operations per share
Basic	$(0.07)	$(0.15)	$(0.09)	$(0.19)
Diluted	$(0.07)	$(0.15)	$(0.09)	$(0.19)
Net income (loss) per share
Basic	$0.02	$(0.07)	$(0.01)	$(0.13)
Diluted	$0.02	$(0.07)	$(0.01)	$(0.13)
______________________________
(1)With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.
(2)The third quarter of 2021 includes net gain on sales of real estate of $46.4 million. The second and fourth quarters of 2020 include loss on sale of real estate of $7.5 million and $7.5 million respectively.

NOTE 15: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements in 2020 and 2021 and the Original Equity Distribution Agreements in 2020 and 2019, respectively, for the three years ended December 31, 2021 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Issuance of common shares	1,636	2,046	1,859
Weighted average price per share	$25.44	$23.86	$30.00
Net proceeds	$40,462	$48,355	$54,916

Subsequent to December 31, 2021, we issued an additional 1.0 million shares at a weighted average price per share of $26.27 for net proceeds of $26.9 million.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2021 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Issuance of common shares	75	90	173
Weighted average price per share	$23.37	$24.12	$27.58
Net proceeds	$1,744	$2,121	$4,755

NOTE 16: DEFERRED COSTS

As of December 31, 2021 and 2020, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2021			2020
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$8,977	$4,734	$4,243	$11,295	$5,879	$5,417
Deferred leasing incentives	509	389	120	533	304	229

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the three years ended December 31, 2021 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred leasing costs amortization	$535	$1,269	$2,009
Deferred leasing incentives amortization	85	536	932

NOTE 17: SUBSEQUENT EVENT

On February 1, 2022, we closed on the acquisition of Carlyle of Sandy Springs, a 389-unit residential property in Atlanta, Georgia, for a contract purchase price of $105.6 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2021	$1,402	$—	$(10)	$1,392
2020	$1,402	$—	$—	$1,402
2019	$1,419	$—	$(17)	$1,402

SCHEDULE III

		Initial Cost (a)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2021			Accumulated Depreciation at December 31, 2021 (b)
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements (b)	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Homes	Depreciation Life (d)
Residential Properties
3801 Connecticut Avenue	Washington, D.C.	$420,000	$2,678,000	$22,608,000	$420,000	$25,286,000	$25,706,000	$15,734,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	14,158,000	336,000	16,154,000	16,490,000	12,775,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	14,440,000	287,000	16,094,000	16,381,000	12,380,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	30,455,000	4,356,000	47,557,000	51,913,000	32,895,000	1982	Aug 1996	274,000	256	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	16,907,000	3,900,000	30,319,000	34,219,000	23,045,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	82,779,000	4,774,000	81,783,000	86,557,000	46,260,000	2007	Feb 2001	215,000	224	28 years
The Clayborne	Virginia	269,000	—	31,709,000	699,000	31,279,000	31,978,000	18,900,000	2008	Jun 2003	60,000	74	26 years
Kenmore Apartments	Washington, D.C.	28,222,000	33,955,000	20,533,000	28,222,000	54,488,000	82,710,000	22,116,000	1948	Sep 2008	268,000	374	30 years
The Maxwell	Virginia	12,787,000	—	38,333,000	12,848,000	38,272,000	51,120,000	14,057,000	2014	Jun 2011	116,000	163	30 years
Yale West	Washington, D.C.	14,684,000	62,069,000	1,886,000	14,684,000	63,955,000	78,639,000	17,993,000	2011	Feb 2014	173,000	216	30 years
The Paramount (f)	Virginia	8,568,000	38,716,000	3,769,000	8,568,000	42,485,000	51,053,000	14,562,000	1984	Oct 2013	141,000	135	30 years
The Wellington	Virginia	30,548,000	116,563,000	20,098,000	30,548,000	136,661,000	167,209,000	33,409,000	1960	Jul 2015	600,000	711	30 years
Trove	Virginia	15,000,000	—	118,544,000	15,000,000	118,544,000	133,544,000	9,919,000	2020	Jul 2015	293,000	401	30 years
Riverside Apartments	Virginia	38,924,000	184,854,000	43,731,000	38,924,000	228,585,000	267,509,000	51,616,000	1971	May 2016	1,001,000	1,222	30 years
Riverside Apartments land parcel (e)	Virginia	15,968,000	—	13,803,000	—	29,771,000	29,771,000	—	n/a	May 2016	—	n/a	n/a
Assembly Alexandria	Virginia	23,942,000	93,672,000	9,665,000	23,942,000	103,337,000	127,279,000	10,725,000	1990	Jun 2019	437,000	532	30 years
Assembly Manassas	Virginia	13,586,000	68,802,000	3,917,000	13,586,000	72,719,000	86,305,000	8,093,000	1986	Jun 2019	390,000	408	30 years
Assembly Dulles	Virginia	12,476,000	66,852,000	4,296,000	12,476,000	71,148,000	83,624,000	7,708,000	2000	Jun 2019	361,000	328	30 years
Assembly Leesburg	Virginia	4,113,000	21,286,000	841,000	4,113,000	22,127,000	26,240,000	2,712,000	1986	Jun 2019	124,000	134	30 years
Assembly Herndon	Virginia	11,225,000	51,534,000	5,184,000	11,225,000	56,718,000	67,943,000	6,565,000	1991	Jun 2019	221,000	283	30 years
Assembly Germantown	Maryland	7,609,000	34,431,000	2,581,000	7,609,000	37,012,000	44,621,000	4,355,000	1990	Jun 2019	211,000	218	30 years
Assembly Watkins Mill	Maryland	7,151,000	30,851,000	1,280,000	7,151,000	32,131,000	39,282,000	3,715,000	1975	Jun 2019	193,000	210	30 years
Cascade at Landmark	Virginia	12,289,000	56,235,000	3,029,000	12,289,000	59,264,000	71,553,000	6,248,000	1988	Jun 2019	273,000	277	30 years
The Oxford	Georgia	4,798,000	42,122,000	402,000	4,798,000	42,524,000	47,322,000	736,000	1999	Aug 2021	228,000	240	30 years
Assembly Eagles Landing	Georgia	16,117,000	86,460,000	—	16,117,000	86,460,000	102,577,000	493,000	2000	Nov 2021	534,000	490	30 years
		$290,436,000	$1,026,161,000	$504,948,000	$276,872,000	$1,544,673,000	$1,821,545,000	$377,011,000			6,859,000	7,789
Office Buildings
Watergate 600	Washington, D.C.	$45,981,000	$78,325,000	$44,959,000	$45,751,000	$123,514,000	$169,265,000	$24,915,000	1972	Apr 2017	295,000		30 years

Total	$336,417,000	$1,104,486,000	$549,907,000	$322,623,000	$1,668,187,000	$1,990,810,000	$401,926,000	7,154,000	7,789
______________________________
a)     The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.
b)    Excludes the right of use asset and associated accumulated depreciation for our corporate office operating lease of $4.6 million and $0.6 million, respectively.
c)     At December 31, 2021, total land, buildings and improvements are carried at $1,157.5 million for federal income tax purposes.
d)     The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 40 years.
e)     As of December 31, 2021, WashREIT had one residential property under development, the Riverside Apartments land parcel. The value not yet placed into service at December 31, 2021 was $29.8 million.
f)     As of December 31, 2021, WashREIT had investments in various development, redevelopment and renovation projects, including The Ashby at McLean and The Paramount. The total value of these projects, which has not yet been placed in service, is $0.8 million at December 31, 2021.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Real estate assets
Balance, beginning of period	$3,021,232	$3,159,463	$2,973,816
Additions:
Property acquisitions (1)	149,497	—	516,054
Improvements (1)	34,095	81,119	140,109
Deductions:
Impairment write-down	—	—	(24,432)
Write-off of disposed assets	(619)	(1,694)	(7,430)
Property sales	(1,213,395)	(217,656)	(438,654)
Balance, end of period	$1,990,810	$3,021,232	$3,159,463
Accumulated depreciation
Balance, beginning of period	$749,014	$712,630	$770,535
Additions:
Depreciation	86,399	106,920	107,938
Deductions:
Impairment write-down	—	—	(16,058)
Write-off of disposed assets	(27)	(730)	(2,173)
Property sales	(433,460)	(69,806)	(147,612)
Balance, end of period	$401,926	$749,014	$712,630
______________________________
(1)     Includes non-cash accruals for capital items.