Form 10-Q
period 2022-03-31
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2022-04-28
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2022, 87,425,784 common shares were outstanding.

WASHINGTON REAL ESTATE INVESTMENT TRUST

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2021 included in Washington Real Estate Investment Trust’s 2021 Annual Report on Form 10-K filed on February 18, 2022.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Land	$340,046	$322,623
Income producing property	1,733,326	1,642,147
	2,073,372	1,964,770
Accumulated depreciation and amortization	(421,663)	(402,560)
Net income producing property	1,651,709	1,562,210
Properties under development or held for future development	31,157	30,631
Total real estate held for investment, net	1,682,866	1,592,841
Cash and cash equivalents	139,711	233,600
Restricted cash	636	620
Rents and other receivables	16,120	15,067
Prepaid expenses and other assets	37,391	33,866
Total assets	$1,876,724	$1,875,994
Liabilities
Notes payable, net	$497,093	$496,946
Accounts payable and other liabilities	33,184	40,585
Dividend payable	14,924	14,650
Advance rents	1,463	2,082
Tenant security deposits	4,817	4,669
Total liabilities	551,481	558,932
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 87,414 and 86,261 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	874	863
Additional paid in capital	1,725,828	1,697,477
Distributions in excess of net income	(385,108)	(362,494)
Accumulated other comprehensive loss	(16,656)	(19,091)
Total shareholders’ equity	1,324,938	1,316,755
Noncontrolling interests in subsidiaries	305	307
Total equity	1,325,243	1,317,062
Total liabilities and equity	$1,876,724	$1,875,994
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue
Real estate rental revenue	$47,804	$40,607
Expenses
Property operating and maintenance	10,565	9,395
Real estate taxes and insurance	6,587	5,596
Property management	1,750	1,463
General and administrative	6,939	5,604
Transformation costs	2,223	—
Depreciation and amortization	22,200	16,987
	50,264	39,045
Real estate operating (loss) income	(2,460)	1,562
Other income (expense)
Interest expense	(5,650)	(10,123)
Other income	386	1,284
	(5,264)	(8,839)
Loss from continuing operations	(7,724)	(7,277)
Discontinued operations:
Income from operations of properties sold or held for sale	—	6,130
Income from discontinued operations	—	6,130
Net loss	$(7,724)	$(1,147)

Basic net (loss) income per common share:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	0.07
Basic net loss per common share (1)	$(0.09)	$(0.02)

Diluted net (loss) income per common share:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	0.07
Diluted net loss per common share (1)	$(0.09)	$(0.02)

Weighted average shares outstanding – basic	87,214	84,413
Weighted average shares outstanding – diluted	87,214	84,413

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net loss	$(7,724)	$(1,147)
Other comprehensive income:
Unrealized gain on interest rate hedges	1,925	1,580
Reclassification of unrealized loss on interest rate derivatives to earnings	510	510
Comprehensive (loss) income	$(5,289)	$943

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(7,724)	—	(7,724)	—	(7,724)
Unrealized gain on interest rate hedges	—	—	—	—	1,925	1,925	—	1,925
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.17 per common share)	—	—	—	(14,890)	—	(14,890)	—	(14,890)
Equity issuances, net of issuance costs	1,032	10	26,841	—	—	26,851	—	26,851
Shares issued under Dividend Reinvestment Program	10	—	264	—	—	264	—	264
Share grants, net of forfeitures and tax withholdings	111	1	1,246	—	—	1,247	—	1,247
Balance, March 31, 2022	87,414	$874	$1,725,828	$(385,108)	$(16,656)	$1,324,938	$305	$1,325,243

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	84,409	$844	$1,649,366	$(298,860)	$(30,563)	$1,320,787	$322	$1,321,109
Net loss	—	—	—	(1,147)	—	(1,147)	—	(1,147)
Unrealized loss on interest rate hedges	—	—	—	—	1,580	1,580	—	1,580
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.30 per common share)	—	—	—	(25,462)	—	(25,462)	—	(25,462)
Equity issuances, net of issuance costs	24		467	—	—	467	—	467
Shares issued under Dividend Reinvestment Program	23		520	—	—	520	—	520
Share grants, net of forfeitures and tax withholdings	108	2	1,327	—	—	1,329	—	1,329
Balance, March 31, 2021	84,564	$846	$1,651,680	$(325,469)	$(28,473)	$1,298,584	$318	$1,298,902

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(7,724)	$(1,147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,200	29,643
Credit losses on lease related receivables	410	1,043
Share-based compensation expense	2,082	1,664
Net amortization of debt premiums, discounts and related financing costs	1,001	1,112
Changes in operating other assets	(735)	(1,619)
Changes in operating other liabilities	(8,583)	6,543
Net cash provided by operating activities	8,651	37,239
Cash flows from investing activities
Real estate acquisitions, net	(104,572)	—
Capital improvements to real estate	(4,004)	(4,032)
Development in progress	(595)	(4,161)
Real estate deposits, net	(5,330)	—
Non-real estate capital improvements	(32)	(7)
Net cash used in investing activities	(114,533)	(8,200)
Cash flows from financing activities
Line of credit repayments, net	—	(9,000)
Dividends paid	(14,615)	(25,398)
Payment of financing costs	(39)	—
Distributions to noncontrolling interests	(2)	(4)
Proceeds from dividend reinvestment program	264	520
Net proceeds from equity issuances	26,852	467
Payment of tax withholdings for restricted share awards	(451)	(334)
Net cash provided by (used in) financing activities	12,009	(33,749)
Net decrease in cash, cash equivalents and restricted cash	(93,873)	(4,710)
Cash, cash equivalents and restricted cash at beginning of period	234,220	8,303
Cash, cash equivalents and restricted cash at end of period	$140,347	$3,593

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,557	$4,345
Change in accrued capital improvements and development costs	1,145	(3,844)
Dividend payable	14,924	25,424

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$139,711	$3,017
Restricted cash	636	576
Cash, cash equivalents and restricted cash	$140,347	$3,593
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Southeastern regions. Within these notes to the financial statements, we refer to the three months ended March 31, 2022 and March 31, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both March 31, 2022 and December 31, 2021, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of WashREIT, our majority-owned subsidiaries and entities in which WashREIT has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Lessee Accounting

For leases where we are the lessee, primarily our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with Accounting Standards Codification (“ASC”) Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term. As of March 31, 2022, our balance sheet included $3.7 million in right-of-use assets and liabilities, net of amortization.

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in “General and administrative expense.”

Restricted Cash

Restricted cash includes funds held in escrow for tenant security deposits.

Transformation Costs

Transformation costs include costs related to the strategic shift away from the commercial sector to the residential sector, including the allocation of internal costs, consulting, advisory and termination benefits.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following property during the 2022 Quarter (the “2022 acquisition”):

Acquisition Date	Property	Type	# of homes	Average Occupancy	Contract Purchase Price (in thousands)
February 1, 2022	Carlyle of Sandy Springs	Residential	389	94.4%	$105,586

The results of operations from the acquired operating property are included in the condensed consolidated statements of operations as of its acquisition date and were as follows (in thousands):

Three Months Ended March 31, 2022
Real estate rental revenue	$1,075
Net loss	(664)

We accounted for the 2022 acquisition as an asset acquisition. We measured the value of the acquired physical assets (land and building) and in-place leases (absorption costs) by allocating the total cost of the acquisition on a relative fair value basis.

The total cost of the 2022 acquisition was as follows (in thousands):

Contract purchase price	$105,586
Capitalized acquisition costs	134
Total	$105,720

We have recorded the total cost of the 2022 acquisition as follows (in thousands):

Land	$17,423
Building	85,783
Absorption costs	2,514
Total	$105,720

The weighted remaining average life for the absorption costs is four months.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of March 31, 2022, we have invested $30.3 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. In addition, in our residential segment, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

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

We sold the following properties during 2021 ($ in thousands):

Disposition Date	Property Name	Property Type	Rentable Square Feet	Contract Sales Price	(Loss) Gain on Sale
July 26, 2021	Office Portfolio (1)	Office	2,370,000	$766,000	$(11,220)
September 22, 2021	Retail Portfolio (2)	Retail	693,000	168,314	57,661
		Total 2021	3,063,000	$934,314	$46,441
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

We have fully transferred control of the assets sold in 2021 and do not have continuing involvement in their operations.

The dispositions of the Office Portfolio and the Retail Portfolio represent a strategic shift that had a major effect on our financial results and we have accordingly reported the Office Portfolio and Retail Portfolio as discontinued operations.

As of March 31, 2022, we assessed our properties for impairment and did not recognize any impairment charges during the 2022 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of March 31, 2022. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Office Portfolio and Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

Three Months Ended March 31, 2021
Real estate rental revenue	$29,026
Expenses
Property operating and maintenance	(4,476)
Real estate taxes and insurance	(4,877)
Property management	(887)
Depreciation and amortization	(12,656)
Income from discontinued operations	$6,130

Basic net income per share	$0.07
Diluted net income per share	$0.07

Capital expenditures	$374

All assets and liabilities related to the Office Portfolio and Retail Portfolio were sold as of December 31, 2021.

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.70% to 1.40% or the base rate plus a margin ranging from 0.0% to 0.40% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2022, the interest rate on the Revolving Credit Facility is one month LIBOR plus 0.85%, the one month LIBOR is 0.45% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2022 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	—
Unused and available	$700,000

There were no borrowings or repayments on the Revolving Credit Facility during the 2022 Quarter.

NOTE 5: DERIVATIVE INSTRUMENTS

We have one interest rate swap arrangement with a notional amount of $100.0 million that effectively fixes the remaining $100.0 million portion of the 2018 Term Loan. The interest rate swap arrangement is recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedge in Other comprehensive income (loss). We assess the effectiveness of a cash flow hedge both at inception and on an ongoing basis. If a cash flow hedge is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness of our cash flow hedges is recorded in earnings.

The fair values of the interest rate swap as of March 31, 2022 and December 31, 2021, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2022	December 31, 2021
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$1,104	$(821)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains or losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Unrealized gain on interest rate hedges	$1,925	$1,580

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$510

During the next twelve months, we estimate that an additional $0.6 million will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2022, the fair value of derivative assets, including accrued interest, was $1.1 million and we did not have any derivatives in a liability position. As of March 31, 2022, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2022 and December 31, 2021 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 5).

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

The fair values of these assets and liabilities at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,231	$—	$2,231	$—	$2,566	$—	$2,566	$—
Interest rate derivatives	1,104	—	1,104	—	—	—	—	—
Liabilities:
Interest rate derivatives	$—	$—	$—	$—	$(821)	$—	$(821)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2022 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2022 and December 31, 2021, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$139,711	$139,711	$233,600	$233,600
Restricted cash	636	636	620	620
Notes payable, net	497,093	494,553	496,946	515,341

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.1 million and $1.7 million for the 2022 Quarter and 2021 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.2 million and $1.0 million for the 2022 Quarter and 2021 Quarter, respectively.

The total unvested restricted share awards at March 31, 2022 was 421,017 shares, which had a weighted average grant date fair value of $27.26 per share. As of March 31, 2022, the total compensation cost related to unvested restricted share awards was $6.9 million, which we expect to recognize over a weighted average period of 23 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Loss from continuing operations	$(7,724)	$(7,277)
Allocation of earnings to unvested restricted share awards	(72)	(139)
Adjusted net loss from continuing operations	(7,796)	(7,416)
Income from discontinued operations	—	6,130
Adjusted net loss	$(7,796)	$(1,286)
Denominator:
Weighted average shares outstanding – basic and diluted	87,214	84,413

Earnings per common share, basic:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	0.07
Basic net loss per common share (1)	$(0.09)	$(0.02)
Earnings per common share, diluted:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	0.07
Diluted net loss per common share (1)	$(0.09)	$(0.02)

Dividends declared per common share	$0.17	$0.30

NOTE 9: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities. Each of our operating properties, including our remaining office property, do not meet the criteria to be considered separate operating segments on a stand-alone basis. We do not distinguish or group our consolidated operations based on size, type or geography. All but three communities are within the Washington, DC metro region and one community, Riverside Apartments, comprises more than 10% of consolidated revenues. Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. As a result, our operating properties are aggregated into a single reportable segment: residential.

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

We evaluate performance based upon net operating income (“NOI”) of the combined properties in the segment. Our reportable operating segment consolidates similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. NOI is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

The following tables present revenues, NOI, capital expenditures and total assets for the three months ended March 31, 2022 and 2021 from our Residential segment as well as Other, and reconcile NOI to net income (loss) as reported (in thousands):

	Three Months Ended March 31, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	43,334	4,470	$47,804
Real estate expenses	15,901	1,251	17,152
Net operating income	$27,433	$3,219	$30,652
Other income (expense):
Property management expenses			(1,750)
General and administrative expenses			(6,939)
Transformation costs			(2,223)
Depreciation and amortization			(22,200)
Interest expense			(5,650)
Other income			386
Net loss			$(7,724)
Capital expenditures	$3,430	$596	$4,026
Total assets	$1,545,731	$330,993	$1,876,724

	Three Months Ended March 31, 2021
	Residential	Other (1), (2)	Consolidated
Real estate rental revenue	36,167	4,440	$40,607
Real estate expenses	13,826	1,165	14,991
Net operating income	$22,341	$3,275	$25,616
Other income (expense):
Property management expenses			(1,463)
General and administrative expenses			(5,604)
Depreciation and amortization			(16,987)
Interest expense			(10,123)
Other income			1,284
Discontinued operations:
Income from operations of properties sold or held for sale			6,130
Net loss			$(1,147)
Capital expenditures	$3,737	$302	$4,039
Total assets	$1,322,831	$1,057,205	$2,380,036
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)     Total assets and capital expenditures include office and retail properties classified as discontinued operations.

NOTE 10: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Quarter and 2021 Quarter were as follows ($ in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Issuance of common shares	1,032	24
Weighted average price per share	$26.27	$22.06
Net proceeds	$26,851	$467

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2022 and 2021 were as follows ($ in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Issuance of common shares	10	23
Weighted average price per share	$26.04	$22.07
Net proceeds	$264	$520

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022.

We refer to the three months ended March 31, 2022 and March 31, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of residential properties in the Southeastern markets, on the terms anticipated, or at all, and to realize any anticipated benefits, including the performance of any acquired residential properties at the levels anticipated; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to greater Washington, DC metro region and the larger Southeastern region; the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates and other risks related to changes in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our residents; the ultimate duration of the COVID-19 global pandemic, including any mutations thereof, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of stock ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; whether our estimated transformation costs for 2022 will be correct; whether we will realize significant operation benefits from our operating model redesign on the timing contemplated or at all; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2021 Form 10-K filed on February 18, 2022. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2022 Quarter to the 2021 Quarter.
•Liquidity and Capital Resources. Discussion of our financial condition and analysis of changes in our capital structure and cash flows.

•Funds From Operations. Calculation of National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Funds From Operations (“NAREIT FFO”), a non-GAAP supplemental measure to net income.
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
•NAREIT FFO, calculated as set forth below under the caption “Funds from Operations.” NAREIT FFO is a non-GAAP supplemental measure to net income.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties. As of March 31, 2022, we owned approximately 8,200 residential apartment homes in the Washington, DC metro and Southeastern regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

During the third quarter of 2021, we sold twelve office properties (the “Office Portfolio”) and eight retail properties (the “Retail Portfolio”) (see note 3 to the condensed consolidated financial statements) for contract sale prices of $766.0 million and $168.3 million, respectively. Both the Office Portfolio and Retail Portfolio meet the criteria for classification as discontinued operations in our condensed consolidated financial statements. Our remaining office property, Watergate 600, does not meet the qualitative or quantitative criteria for a reportable segment (see note 9 to the condensed consolidated financial statements).

The dispositions of the Office Portfolio and Retail Portfolio are part of a strategic shift away from the commercial sector to the residential sector, which simplifies our portfolio to one reportable segment (residential) (the “strategic transformation”). We have used and plan to continue using the net proceeds from the sales to fund the expansion of our residential platform through acquisitions in Southeastern markets and reduce our leverage by repaying outstanding debt. During the third and fourth quarters of 2021, we completed the acquisitions of two apartment communities in Georgia for contract purchase prices of $48.0 million and $106.0 million, respectively. The apartment communities have a combined total of 730 apartment homes. During the 2022 Quarter, we completed the acquisition of an apartment community in Georgia with 389 apartment homes for a contract purchase price of $105.6 million. We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

In connection with this strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes insourcing the property-level management activities currently performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized $2.2 million of transformation costs on the condensed consolidated statements of operations during the 2022 Quarter and anticipate incurring approximately $8.8 - $10.8 million of additional transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net loss	$(7,724)	$(1,147)	$(6,577)	573.4%
NOI (1)	$30,652	$25,616	$5,036	19.7%
NAREIT FFO (2)	$14,476	$28,496	$(14,020)	(49.2)%
______________________________
(1) See page 24 of the MD&A for a reconciliation of NOI to net income.
(2) See page 31 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to lower income from discontinued operations ($6.1 million) due to the sales of the Office Portfolio and Retail Portfolio during 2021, higher depreciation and amortization expenses ($5.2 million), higher transformation expenses ($2.2 million), higher general and administrative expenses ($1.3 million), lower other income ($0.9 million) and higher property management expenses ($0.3 million). These were partially offset by higher NOI ($5.0 million) and lower interest expense ($4.5 million).

The higher NOI is primarily due to the acquisitions of Assembly Eagles Landing ($1.0 million) and The Oxford ($0.5 million) in 2021 and Carlyle of Sandy Spring ($0.6 million) in 2022, higher NOI from same-store properties ($1.7 million) and higher NOI from Trove ($1.3 million), which achieved stabilization in the fourth quarter of 2021. The higher same-store NOI was primarily due to higher rental rates and occupancy. Residential same-store average occupancy for our portfolio increased to 95.8% as of March 31, 2022 from 94.3% as of March 31, 2021, due to higher occupancy across the portfolio as the portfolio recovers from the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to lower income from discontinued operations, net of depreciation and amortization ($18.8 million), higher transformation expenses ($2.2 million), higher general and administrative expenses ($1.3 million), lower other income ($0.9 million) and higher property management expenses ($0.3 million). These were partially offset by higher NOI ($5.0 million) and lower interest expense ($4.5 million).

Investment Activity

Significant investment transactions during the 2022 Quarter included the following:
•Acquisition of Carlyle of Sandy Springs, a 389-unit apartment community in Sandy Springs, Georgia for a contract purchase price of $105.6 million.

Financing Activity

Significant financing transactions during the 2022 Quarter included the following:
•Issuance of 1.0 million common shares at a weighted average price per share of $26.27 for net proceeds of $26.9 million through our at-the-market program.

As of March 31, 2022, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 0.85% and the facility fee was 0.20%. As of April 26, 2022, we had no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility and $132.0 million of cash on hand, primarily due to the proceeds from the Office Portfolio and Retail Portfolio sales.

Capital Requirements

We have no debt maturities scheduled until the third quarter of 2023. We expect to have additional capital requirements as set forth on page 30 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2022 Quarter and 2021 Quarter. The ability to compare one period to another is significantly affected by acquisitions and dispositions made during 2022 and 2021 (see note 3 to the consolidated financial statements).
Net Operating Income

NOI, defined as real estate rental revenue less direct real estate operating expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, acquisition costs, real estate impairment, casualty gain and losses and gain or loss on extinguishment of debt. NOI does not include management expenses, which consist of corporate property management costs and property management fees paid to third parties. We believe that NOI is a useful performance measure because, when compared across periods, it reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations calculated in accordance with GAAP. As such, NOI should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of NOI to net loss follows.

2022 Quarter Compared to 2021 Quarter

The following table reconciles NOI to net loss and provides the basis for our discussion of our consolidated results of operations and NOI in the 2022 Quarter compared to the 2021 Quarter. All amounts are in thousands, except percentage amounts.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Residential revenue:
Same-store portfolio	$36,733	$34,912	$1,821	5.2%
Acquisitions (1)	3,925	—	3,925	—%
Development (2)	2,431	976	1,455	149.1%
Non-residential (3)	245	279	(34)	(12.2)%
Total	43,334	36,167	7,167	19.8%
Residential expenses:
Same-store portfolio	13,138	13,036	102	0.8%
Acquisitions	1,843	—	1,843	—%
Development	845	721	124	17.2%
Non-residential	75	69	6	8.7%
Total	15,901	13,826	2,075	15.0%
Residential NOI:
Same-store portfolio	23,595	21,876	1,719	7.9%
Acquisitions	2,082	—	2,082	—%
Development	1,586	255	1,331	522.0%
Non-residential	170	210	(40)	(19.0)%
Total	27,433	22,341	5,092	22.8%
Other NOI (4)	3,219	3,275	(56)	(1.7)%
Total NOI	30,652	25,616	5,036	19.7%
Reconciliation to net income (loss):
Property management expenses	(1,750)	(1,463)	(287)	19.6%
General and administrative expenses	(6,939)	(5,604)	(1,335)	23.8%
Transformation costs	(2,223)	—	(2,223)	—%
Depreciation and amortization	(22,200)	(16,987)	(5,213)	30.7%
Interest expense	(5,650)	(10,123)	4,473	(44.2)%
Other income	386	1,284	(898)	(69.9)%
Discontinued operations (5):
Income from operations of properties sold or held for sale	—	6,130	(6,130)	(100.0)%
Net loss	$(7,724)	$(1,147)	$(6,577)	573.4%
 ______________________________
(1)Acquisitions:
2021: The Oxford and Assembly Eagles Landing
2022: Carlyle of Sandy Springs
(2)Development/redevelopment: Trove
(3)Non-residential: Includes revenues and expenses from retail and public parking garage operations at residential properties.
(4)Other (classified as continuing operations): Watergate 600
(5)Discontinued operations:
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

Real estate rental revenue from same-store residential properties increased $1.8 million, or 5.2%, to $36.7 million for the 2022 Quarter, compared to $34.9 million for the 2021 Quarter, primarily due to higher rental income ($1.3 million), lower credit losses ($0.3 million), higher recoveries ($0.1 million) and lower rent abatements ($0.1 million).

Real estate rental revenue from acquisitions increased $3.9 million due to the acquisition of Assembly Eagles Landing ($1.9 million) during the fourth quarter of 2021, Carlyle of Sandy Springs ($1.1 million) during the 2022 Quarter and The Oxford ($0.9 million) during the third quarter of 2021.

Real estate rental revenue from development properties increased due to continued lease-up of Trove ($1.5 million). We placed the remainder of the Trove development costs into service during the 2021 Quarter.

Average occupancy for residential properties for the 2022 Quarter and 2021 Quarter was as follows:

March 31, 2022			March 31, 2021			Increase
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.8%	94.6%	95.6%	94.3%	31.3%	90.7%	1.5%	63.3%	4.9%

The increase in same-store average occupancy was primarily due to higher average occupancy at 3801 Connecticut Avenue, The Kenmore and Assembly Leesburg, partially offset by lower average occupancy at Clayborne Apartments.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2022 Quarter and 2021 Quarter were 36.7% and 38.2%, respectively.

Real estate expenses from same-store residential properties increased $0.1 million, or 0.8%, to $13.1 million for the 2022 Quarter, compared to $13.0 million for the 2021 Quarter, primarily due to higher real estate taxes ($0.1 million) and higher insurance ($0.1 million), partially offset by lower repairs and maintenance ($0.1 million) expenses.

Other NOI

Other NOI classified as continuing operations decreased due to lower NOI at Watergate 600 ($0.1 million).

Other Income and Expenses

Property management expenses: These expenses include costs directly related to the third-party management of property operations and corporate management and other costs.

General and administrative expenses: Increase primarily due to higher share-based compensation expense ($0.4 million), higher office rent ($0.3 million) due to the commencement of the corporate office lease during the third quarter of 2021, higher accounting fees ($0.2 million), higher corporate payroll expense ($0.2 million) and higher recruitment fees ($0.1 million).

Transformation costs: During the 2022 Quarter, we incurred $2.2 million of costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits.

Depreciation and amortization: Increase primarily due to the acquisitions of Eagles Landing ($2.8 million), Carlyle of Sandy Springs ($1.2 million) and The Oxford ($0.6 million) and higher depreciation and amortization at same-store residential properties ($0.5 million) and at Watergate 600 ($0.1 million).

Interest Expense: Interest expense by debt type for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2022	2021	$ Change	% Change
Notes payable	$5,149	$9,486	$(4,337)	(45.7)%
Line of credit	694	845	(151)	(17.9)%
Capitalized interest	(193)	(208)	15	(7.2)%
Total	$5,650	$10,123	$(4,473)	(44.2)%

•Notes payable: Decrease primarily due to the prepayment of $300.0 million of unsecured notes during the third quarter of 2021 originally scheduled to mature in October 2022 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021.
•Line of credit: Decrease primarily due to no borrowings in the 2022 Quarter, as compared to weighted average borrowings of $58.2 million and weighted average interest rate of 1.1% during the 2021 Quarter.
•Capitalized interest: Decrease primarily due to placing assets into service at Trove.

Discontinued operations:

Income from operations of properties sold or held for sale: Decrease due to the sale of the Office Portfolio and the Retail Portfolio during the third quarter of 2021.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, which including meeting our debt obligations, capital commitments and contractual obligations, as well as the payment of dividends, on-going transformational costs and funding possible growth opportunities. Through our Office Portfolio and Retail Portfolio sales in 2021, which had a combined contract sales price of approximately $934.3 million, we executed strategic transactions that will allow us to pursue residential expansion in Southeastern markets, meet our debt obligations for the next twelve months, and pay a dividend on a quarterly basis. In connection with our strategic transformation, we are designing our operating model for purposes of more efficiently and effectively supporting residential operations. We recognized $2.2 million of transformation costs on the condensed consolidated statements of operations during the 2022 Quarter and anticipate incurring approximately $8.8 - $10.8 million of additional transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

We also believe we have adequate liquidity beyond 2022, with only $100.0 million of scheduled debt maturities within the next five years. As of April 26, 2022, we had cash and cash equivalents totaling $132.0 million and no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $832.0 million.

While we currently intend to continue to pay dividends at or about current levels, we will continue to assess the payment of our dividends on a quarterly basis. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of trustees which considers, among other factors, trends in our levels of NAREIT FFO and ongoing capital requirements to achieve a targeted payout ratio.

Capital Requirements

As of the end of the 2022 Quarter, our full-year 2022 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders;
•Approximately $35.0 - $40.0 million to invest in our existing portfolio of operating assets;
•Approximately $7.5 - $12.5 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2022, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2022. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Southeastern regions, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our Revolving Credit Facility, bank term loans and mortgages to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we will seek to “ladder” the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

As of March 31, 2022, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility	Total Debt	Average Interest Rate
2022	$—		$—	$—	—%
2023	100,000	(1)	—	100,000	2.3%
2024	—		—	—	—%
2025	—		—	—	—%
2026	—		—	—	—%
Thereafter	400,000		—	400,000	4.5%
Scheduled principal payments	$500,000		$—	$500,000	4.1%
Net premiums/discounts	(132)		—	(132)
Loan costs, net of amortization	(2,775)		—	(2,775)
Total	$497,093		$—	$497,093	4.1%
______________________________
(1)    WashREIT entered into an interest rate swap to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed rate for the remaining $100.0 million portion of the 2018 Term Loan. The interest rates are fixed through the term loan maturity of July 2023.

The weighted average maturity for our debt is 7.0 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of March 31, 2022, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 87.4 million shares were outstanding at March 31, 2022.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Quarter and 2021 Quarter were as follows ($ in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Issuance of common shares	1,032	24
Weighted average price per share	$26.27	$22.06
Net proceeds	$26,851	$467

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2022 and 2021 were as follows ($ in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Issuance of common shares	10	23
Weighted average price per share	$26.04	$22.07
Net proceeds	$264	$520

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2022, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Net cash provided by operating activities	$8,651	$37,239	$(28,588)	(76.8)%
Net cash used in investing activities	(114,533)	(8,200)	(106,333)	1,296.7%
Net cash provided by (used in) financing activities	12,009	(33,749)	45,758	(135.6)%

Net cash provided by operating activities decreased primarily due to the sales of the Office Portfolio and Retail Portfolio in 2021 (see note 3 to the consolidated financial statements) and timing differences on the payment of certain liabilities.

Net cash used in investing activities increased primarily due to the acquisition of Carlyle of Sandy Springs during the 2022 Quarter.

Net cash provided by financing activities increased primarily due to higher net proceeds from equity issuances and lower dividends paid in the 2022 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2022 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is a widely used measure of operating performance for real estate companies. In its 2018 NAREIT FFO Whitepaper Restatement, NAREIT defined NAREIT FFO as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties; impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently. NAREIT FFO is a non-GAAP measure.

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(7,724)	$(1,147)
Adjustments:
Depreciation and amortization	22,200	16,987
Discontinued operations:
Depreciation and amortization	—	12,656
NAREIT FFO	$14,476	$28,496

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2022. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on March 31, 2022 (in thousands):

	2022	2023		2024	2025	2026	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$100,000	(1)	$—	$—	$—	$400,000	$500,000	$494,553
Interest payments	$10,726	$19,340		$17,995	$17,995	$17,995	$69,369	$153,420
Interest rate on debt maturities	—%	2.3%		—%	—%	—%	4.5%	4.1%
______________________________
(1)     Represents a $100.0 million term loan with a floating interest rate. The interest rate on the $100.0 million term loan is effectively fixed by interest rate swap arrangements at 2.31%.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2022 and December 31, 2021 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2022	December 31, 2021
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$1,104	$(821)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 18, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2022 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 -January 31, 2022	—	$—	N/A	N/A
February 1 - February 28, 2022	18,314	24.54	N/A	N/A
March 1 - March 31, 2022	14,262	24.45	N/A	N/A
Total	32,576	$24.50	N/A	N/A
______________________________
(1)    Represents restricted shares surrendered by employees to WashREIT to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/16/2021
3.2	Amended and Restate Bylaws of Washington Real Estate Investment Trust, as adopted on February 8, 2017	10-Q	001-06622	3.2	7/31/2017
10.1	Change in control agreement dated February 2, 2022 with Susan L. Gerock					X
10.2	Severance Agreement and General Release between Taryn D. Fielder and Washington Real Estate Investment Trust					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: April 28, 2022