Form 10-Q
period 2022-06-30
WASHINGTON REAL ESTATE INVESTMENT TRUST
filed 2022-07-29
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2022, 87,402,385 common shares were outstanding.

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

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Land	$373,171	$322,623
Income producing property	1,875,307	1,642,147
	2,248,478	1,964,770
Accumulated depreciation and amortization	(441,105)	(402,560)
Net income producing property	1,807,373	1,562,210
Properties under development or held for future development	31,220	30,631
Total real estate held for investment, net	1,838,593	1,592,841
Cash and cash equivalents	44,787	233,600
Restricted cash	1,984	620
Rents and other receivables	16,644	15,067
Prepaid expenses and other assets	32,865	33,866
Total assets	$1,934,873	$1,875,994
Liabilities
Notes payable, net	$497,135	$496,946
Mortgage notes payable, net	71,576	—
Accounts payable and other liabilities	39,890	40,585
Dividend payable	14,916	14,650
Advance rents	1,821	2,082
Tenant security deposits	5,439	4,669
Total liabilities	630,777	558,932
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 87,392 and 86,261 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	874	863
Additional paid in capital	1,727,031	1,697,477
Distributions in excess of net income	(408,882)	(362,494)
Accumulated other comprehensive loss	(15,229)	(19,091)
Total shareholders’ equity	1,303,794	1,316,755
Noncontrolling interests in subsidiaries	302	307
Total equity	1,304,096	1,317,062
Total liabilities and equity	$1,934,873	$1,875,994
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Real estate rental revenue	$51,380	$41,297	$99,184	$81,904
Expenses
Property operating and maintenance	11,747	9,359	22,312	18,754
Real estate taxes and insurance	6,837	5,385	13,424	10,981
Property management	1,796	1,486	3,546	2,949
General and administrative	7,656	6,325	14,595	11,929
Transformation costs	2,023	3,780	4,246	3,780
Depreciation and amortization	24,039	17,303	46,239	34,290
	54,098	43,638	104,362	82,683
Real estate operating loss	(2,718)	(2,341)	(5,178)	(779)
Other income (expense)
Interest expense	(6,156)	(10,158)	(11,806)	(20,281)
Loss on interest rate derivatives	—	(5,760)	—	(5,760)
Other income	—	1,522	386	2,806
	(6,156)	(14,396)	(11,420)	(23,235)
Loss from continuing operations	(8,874)	(16,737)	(16,598)	(24,014)
Discontinued operations:
Income from operations of properties sold or held for sale	—	9,745	—	15,875
Income from discontinued operations	—	9,745	—	15,875
Net loss	$(8,874)	$(6,992)	$(16,598)	$(8,139)

Basic net (loss) income per common share:
Continuing operations	$(0.10)	$(0.20)	$(0.19)	$(0.29)
Discontinued operations	—	0.12	—	0.19
Basic net loss per common share	$(0.10)	$(0.08)	$(0.19)	$(0.10)

Diluted net (loss) income per common share:
Continuing operations	$(0.10)	$(0.20)	$(0.19)	$(0.29)
Discontinued operations	—	0.12	—	0.19
Diluted net loss per common share	$(0.10)	$(0.08)	$(0.19)	$(0.10)

Weighted average shares outstanding – basic	87,392	84,461	87,303	84,437
Weighted average shares outstanding – diluted	87,392	84,461	87,303	84,437

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,874)	$(6,992)	$(16,598)	$(8,139)
Other comprehensive income:
Unrealized gain on interest rate hedges	917	1,004	2,842	2,584
Reclassification of unrealized loss on interest rate derivatives to earnings	510	6,269	1,020	6,779
Comprehensive (loss) income	$(7,447)	$281	$(12,736)	$1,224

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(16,598)	—	(16,598)	—	(16,598)
Unrealized loss on interest rate hedges	—	—	—	—	2,842	2,842	—	2,842
Amortization of swap settlements	—	—	—	—	1,020	1,020	—	1,020
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends ($0.34 per common share)	—	—	—	(29,790)	—	(29,790)	—	(29,790)
Equity issuances, net of issuance costs	1,032	10	26,841	—	—	26,851	—	26,851
Shares issued under Dividend Reinvestment Program	20	—	518	—	—	518	—	518
Share grants, net of forfeitures and tax withholdings	79	1	2,195	—	—	2,196	—	2,196
Balance, June 30, 2022	87,392	$874	$1,727,031	$(408,882)	$(15,229)	$1,303,794	$302	$1,304,096

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	84,409	$844	$1,649,366	$(298,860)	$(30,563)	$1,320,787	$322	$1,321,109
Net loss	—	—	—	(8,139)	—	(8,139)	—	(8,139)
Unrealized loss on interest rate hedges	—	—	—	—	2,584	2,584	—	2,584
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	1,019	1,019	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends ($0.60 per common share)	—	—	—	(50,935)	—	(50,935)	—	(50,935)
Equity issuances, net of issuance costs	24	—	467	—	—	467	—	467
Shares issued under Dividend Reinvestment Program	45	—	1,009	—	—	1,009	—	1,009
Share grants, net of forfeitures and tax withholdings	112	2	3,567	—	—	3,569	—	3,569
Balance, June 30, 2021	84,590	$846	$1,654,409	$(357,934)	$(21,200)	$1,276,121	$314	$1,276,435

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2022	87,414	$874	$1,725,828	$(385,108)	$(16,656)	$1,324,938	$305	$1,325,243
Net loss	—	—	—	(8,874)	—	(8,874)	—	(8,874)
Unrealized loss on interest rate hedges	—	—	—	—	917	917	—	917
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends ($0.17 per common share)	—	—	—	(14,900)	—	(14,900)	—	(14,900)
Shares issued under Dividend Reinvestment Program	10	—	254	—	—	254	—	254
Share grants, net of share grant amortization and forfeitures	(32)	—	949	—	—	949	—	949
Balance, June 30, 2022	87,392	$874	$1,727,031	$(408,882)	$(15,229)	$1,303,794	$302	$1,304,096

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2021	84,564	$846	$1,651,680	$(325,469)	$(28,473)	$1,298,584	$318	$1,298,902
Net loss	—	—	—	(6,992)	—	(6,992)	—	(6,992)
Unrealized loss on interest rate hedges	—	—	—	—	1,004	1,004	—	1,004
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.30 per common share)	—	—	—	(25,473)	—	(25,473)	—	(25,473)
Shares issued under Dividend Reinvestment Program	22	—	489	—	—	489	—	489
Share grants, net of forfeitures and tax withholdings	4	—	2,240	—	—	2,240	—	2,240
Balance, June 30, 2021	84,590	$846	$1,654,409	$(357,934)	$(21,200)	$1,276,121	$314	$1,276,435

See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(16,598)	$(8,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,239	57,194
Credit losses on lease related receivables	1,344	1,337
Share-based compensation expense	4,240	3,750
Net amortization of debt premiums, discounts and related financing costs	2,006	2,227
Loss on interest rate derivatives	—	5,760
Changes in operating other assets	(2,469)	(6,071)
Changes in operating other liabilities	(783)	8,564
Net cash provided by operating activities	33,979	64,622
Cash flows from investing activities
Real estate acquisitions, net	(204,433)	—
Capital improvements to real estate	(11,395)	(10,370)
Development in progress	(659)	(7,794)
Non-real estate capital improvements	(642)	(31)
Net cash used in investing activities	(217,129)	(18,195)
Cash flows from financing activities
Line of credit repayments, net	—	1,000
Dividends paid	(29,524)	(50,821)
Payment of financing costs	(39)	—
Distributions to noncontrolling interests	(5)	(7)
Proceeds from dividend reinvestment program	518	1,009
Net proceeds from equity issuances	26,851	467
Payment of tax withholdings for restricted share awards	(2,100)	(335)
Net cash used in financing activities	(4,299)	(48,687)
Net decrease in cash, cash equivalents and restricted cash	(187,449)	(2,260)
Cash, cash equivalents and restricted cash at beginning of period	234,220	8,290
Cash, cash equivalents and restricted cash at end of period	$46,771	$6,030

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,597	$12,038
Change in accrued capital improvements and development costs	1,209	(4,697)
Dividend payable	14,916	25,474
Mortgage notes payable assumed in connection with the acquisition of real estate	76,554	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,787	$5,435
Restricted cash	1,984	595
Cash, cash equivalents and restricted cash	$46,771	$6,030
See accompanying notes to the consolidated financial statements.

WASHINGTON REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Washington Real Estate Investment Trust (“WashREIT”), a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Southeastern regions. Within these notes to the financial statements, we refer to the three months ended June 30, 2022 and June 30, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively, and the six months ended June 30, 2022 and June 30, 2021 as the “2022 Period” and the “2021 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both June 30, 2022 and December 31, 2021, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
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

Lessee Accounting

For leases where we are the lessee, primarily our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with Accounting Standards Codification (“ASC”) Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term. As of June 30, 2022, our balance sheet included $3.4 million in right-of-use assets and liabilities, net of amortization.

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in General and administrative expense on the consolidated statements of operations.

Restricted Cash

Restricted cash includes funds held in escrow for tenant security deposits and mortgage escrows.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following properties during the 2022 Period:

Acquisition Date	Property	Type	# of homes	Ending Occupancy (1)	Contract Purchase Price (in thousands)
February 1, 2022	Carlyle of Sandy Springs	Residential	389	94.3%	$105,586
May 5, 2022	Marietta Crossing	Residential	420	91.2%	107,900
May 5, 2022	Alder Park	Residential	270	95.9%	69,750
			1,079		$283,236
______________________________
(1)    As of June 30, 2022.

The results of operations from the acquired operating properties are included in the condensed consolidated statements of operations as of their acquisition date and were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Real estate rental revenue	$3,651	$4,726
Net loss	(2,943)	(3,607)

We accounted for the 2022 acquisitions as asset acquisitions. We measured the value of the acquired physical assets (land and building), in-place leases (absorption costs) and mortgage notes by allocating the total cost of the acquisition on a relative fair value basis.

The total cost of the 2022 acquisitions was as follows (in thousands):

Contract purchase price	$283,236
Capitalized acquisition costs	478
Total	$283,714

We have recorded the 2022 acquisitions as follows (in thousands):

Land	$50,547
Building	220,825
Absorption costs	7,300
Aggregate discount on assumed mortgages	5,042
Total acquisition cost	283,714
Outstanding balance on assumed mortgages	(76,554)
Total carrying amounts recorded	$207,160

The weighted remaining average life for the absorption costs is four months.

The difference in the total acquisition cost of $283.7 million for the 2022 acquisitions and the cash paid for the acquisitions per the consolidated statements of cash flows of $204.4 million is due to the assumption of two mortgage notes secured by Marietta Crossing and Alder Park for an aggregate outstanding balance of $76.6 million and credits received at settlement totaling $2.8 million.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of June 30, 2022, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the 2022 Quarter, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes. However, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

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

We did not sell or classify any properties as held for sale during the 2022 Period. We sold the following properties during 2021 ($ in thousands):

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

As of June 30, 2022, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2022 Period. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2022. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Office Portfolio and Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Real estate rental revenue	$30,561	$59,587
Expenses
Property operating and maintenance	(4,855)	(9,331)
Real estate taxes and insurance	(4,783)	(9,660)
Property management	(930)	(1,817)
Depreciation and amortization	(10,248)	(22,904)
Income from discontinued operations	$9,745	$15,875

Basic net income per share	$0.12	$0.19
Diluted net income per share	$0.12	$0.19

Capital expenditures	$2,109	$2,483

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.70% to 1.40% or the base rate plus a margin ranging from 0.0% to 0.40% (in each case depending upon WashREIT’s credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on WashREIT’s credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2022, the interest rate on the Revolving Credit Facility is one month LIBOR plus 1.79%, the one month LIBOR is 0.85% and the facility fee is 0.20%.

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

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2022 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	—
Unused and available	$700,000

There were no borrowings or repayments on the Revolving Credit Facility during the 2022 Period.

NOTE 5: MORTGAGE NOTES PAYABLE

In May 2022, we assumed a $42.8 million mortgage note in connection with the acquisition of Marietta Crossing. This mortgage note bears interest at 3.36% per annum. The effective interest rate on this mortgage note is 4.50% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $40.0 million. Principal and interest are payable monthly until May 1, 2030, at which time all unpaid principal and interest are payable in full.

In May 2022, we assumed a $33.7 million mortgage note in connection with the acquisition of Alder Park. This mortgage note bears interest at 2.93% per annum. The effective interest rate on this mortgage note is 4.00% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $31.5 million. Principal and interest are payable monthly until May 1, 2030, at which time all unpaid principal and interest are payable in full.

NOTE 6: DERIVATIVE INSTRUMENTS

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

The fair values of the interest rate swap as of June 30, 2022 and December 31, 2021, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2022	December 31, 2021
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$2,021	$(821)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains or losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain on interest rate hedges	$917	$1,004	$2,842	$2,584

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$509	$1,020	$1,019

During the next twelve months, we estimate that an additional $1.9 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2022, the fair value of derivative assets, including accrued interest, was $2.0 million and we did not have any derivatives in a liability position. As of June 30, 2022, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2022 and December 31, 2021 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets and liabilities at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,896	$—	$1,896	$—	$2,566	$—	$2,566	$—
Interest rate derivatives	2,021	—	2,021	—	—	—	—	—
Liabilities:
Interest rate derivatives	$—	$—	$—	$—	$(821)	$—	$(821)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2022 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2022 and December 31, 2021, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$44,787	$44,787	$233,600	$233,600
Restricted cash	1,984	1,984	620	620
Mortgage notes payable, net	71,576	68,079	—	—
Notes payable, net	497,135	471,730	496,946	515,341

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share based awards was $2.1 million and $2.2 million for the 2022 Quarter and 2021 Quarter, respectively and $4.2 million and $3.8 million for the 2022 and 2021 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $4.8 million and $2.0 million for the 2022 Period and 2021 Period, respectively.

The total unvested restricted share awards at June 30, 2022 was 301,211 shares, which had a weighted average grant date fair value of $25.60 per share. As of June 30, 2022, the total compensation cost related to unvested restricted share awards was $5.2 million, which we expect to recognize over a weighted average period of 22 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(8,874)	$(16,737)	$(16,598)	$(24,014)
Allocation of earnings to unvested restricted share awards	(51)	(137)	(123)	(276)
Adjusted net loss from continuing operations	(8,925)	(16,874)	(16,721)	(24,290)
Income from discontinued operations	—	9,745	—	15,875
Adjusted net loss	$(8,925)	$(7,129)	$(16,721)	$(8,415)
Denominator:
Weighted average shares outstanding – basic and diluted	87,392	84,461	87,303	84,437

Earnings per common share, basic:
Continuing operations	$(0.10)	$(0.20)	$(0.19)	$(0.29)
Discontinued operations	—	0.12	—	0.19
Basic net loss per common share	$(0.10)	$(0.08)	$(0.19)	$(0.10)
Earnings per common share, diluted:
Continuing operations	$(0.10)	$(0.20)	$(0.19)	$(0.29)
Discontinued operations	—	0.12	—	0.19
Diluted net loss per common share	$(0.10)	$(0.08)	$(0.19)	$(0.10)

Dividends declared per common share	$0.17	$0.30	$0.34	$0.60

NOTE 10: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities. Each of our operating properties, including our remaining office property, do not meet the criteria to be considered separate operating segments on a stand-alone basis. We do not distinguish or group our consolidated operations based on size, type or geography. All but five communities are within the Washington, DC metro region and one community, Riverside Apartments, comprises more than 10% of consolidated revenues. Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. As a result, our operating properties are aggregated into a single reportable segment: residential.

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and six months ended June 30, 2022 and 2021 from our Residential segment as well as Other, and reconcile NOI to net income (loss) as reported (in thousands):

	Three Months Ended June 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	46,646	4,734	$51,380
Real estate expenses	17,312	1,272	18,584
Net operating income	$29,334	$3,462	$32,796
Other income (expense):
Property management expenses			(1,796)
General and administrative expenses			(7,656)
Transformation costs			(2,023)
Depreciation and amortization			(24,039)
Interest expense			(6,156)
Net loss			$(8,874)
Capital expenditures	$6,429	$1,582	$8,011
Total assets	$1,706,088	$228,785	$1,934,873

	Three Months Ended June 30, 2021
	Residential	Other (1), (2)	Consolidated
Real estate rental revenue	36,862	4,435	$41,297
Real estate expenses	13,468	1,276	14,744
Net operating income	$23,394	$3,159	$26,553
Other income (expense):
Property management expenses			(1,486)
General and administrative expenses			(6,325)
Transformation costs			(3,780)
Depreciation and amortization			(17,303)
Interest expense			(10,158)
Loss on interest rate derivatives			(5,760)
Other income			1,522
Discontinued operations:
Income from operations of properties sold or held for sale			9,745
Net loss			$(6,992)
Capital expenditures	$4,062	$2,300	$6,362
Total assets	$1,315,640	$1,052,765	$2,368,405
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)     Total assets and capital expenditures include office and retail properties classified as discontinued operations.

	Six Months Ended June 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$89,980	9,204	$99,184
Real estate expenses	33,213	2,523	35,736
Net operating income	$56,767	$6,681	$63,448
Other income (expense):
Property management expenses			(3,546)
General and administrative expenses			(14,595)
Transformation costs			(4,246)
Depreciation and amortization			(46,239)
Interest expense			(11,806)
Other income			386
Net loss			$(16,598)
Capital expenditures	$9,859	$2,178	$12,037

	Six Months Ended June 30, 2021
	Residential	Other (1), (2)	Consolidated
Real estate rental revenue	73,029	8,875	$81,904
Real estate expenses	27,294	2,441	29,735
Net operating income	$45,735	$6,434	$52,169
Other income (expense):
Property management expenses			(2,949)
General and administrative expenses			(11,929)
Transformation costs			(3,780)
Depreciation and amortization			(34,290)
Interest expense			(20,281)
Other income			2,806
Loss on interest rate derivatives			(5,760)
Discontinued operations:
Income from operations of properties sold or held for sale			15,875
Net loss			$(8,139)
Capital expenditures	$7,799	$2,602	$10,401
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)    Total assets and capital expenditures include office and retail properties classified as discontinued operations.

NOTE 11: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2022 Quarter or 2021 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Period and 2021 Period were as follows ($ in thousands, except per share data):

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

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2022 and 2021 were as follows ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common shares	10	22	20	45
Weighted average price per share	$24.82	$23.21	$25.44	$22.63
Net proceeds	$254	$489	$518	$1,009

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

We refer to the three months ended June 30, 2022 and June 30, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively, and the six months ended June 30, 2022 and June 30, 2021 as the “2022 Period” and “2021 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of WashREIT to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of residential properties in the Southeastern markets, on the terms anticipated, or at all, and to realize any anticipated benefits, including the performance of any acquired residential properties at the levels anticipated; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to greater Washington, DC metro region and the larger Southeastern region; the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates and other risks related to changes in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our residents; the ultimate duration of the COVID-19 global pandemic, including any mutations thereof, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of stock ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; whether our estimated transformation costs for 2022 will be correct; whether we will realize significant operation benefits from our operating model redesign on the timing contemplated or at all; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2021 Form 10-K filed on February 18, 2022. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2022 Quarter to the 2021 Quarter and the 2022 Period to the 2021 Period.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties. As of June 30, 2022, we owned approximately 8,900 residential apartment homes in the Washington, DC metro and Southeastern regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

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

The dispositions of the Office Portfolio and Retail Portfolio are part of a strategic shift away from the commercial sector to the residential sector, which simplified our portfolio to one reportable segment (residential) (the “strategic transformation”). We used the net proceeds from the sales to fund the expansion of our residential platform through acquisitions in Southeastern markets and to reduce our leverage by repaying outstanding debt. During the third and fourth quarters of 2021, we completed the acquisitions of two apartment communities in Georgia for contract purchase prices of $48.0 million and $106.0 million, respectively. The apartment communities have a combined total of 730 apartment homes. During the 2022 Period, we completed acquisitions of three apartment communities in Georgia with a combined total of 1,079 apartment homes for a total contract purchase price of $283.2 million. We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

In connection with this strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes insourcing the property-level management activities currently performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized $2.0 million and $4.2 million of transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations during the 2022 Quarter and 2022 Period, respectively, and anticipate incurring approximately $6.3 - $7.3 million of additional transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net loss	$(8,874)	$(6,992)	$(1,882)	26.9%
NOI (1)	$32,796	$26,553	$6,243	23.5%
NAREIT FFO (2)	$15,165	$20,559	$(5,394)	(26.2)%
______________________________
(1) See page 27 of the MD&A for a reconciliation of NOI to net income.
(2) See page 37 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to lower income from discontinued operations ($9.7 million) due to the sales of the Office Portfolio and Retail Portfolio during 2021, higher depreciation and amortization expenses ($6.7 million), higher general and administrative expenses ($1.4 million), lower other income ($1.5 million) and higher property management expenses ($0.3 million). These were partially offset by higher NOI ($6.2 million), the loss on interest rate derivatives in 2021 ($5.8 million), lower interest expense ($4.0 million) and lower transformation expenses ($1.8 million).

The higher NOI is primarily due to the acquisitions of Assembly Eagles Landing ($1.2 million) and The Oxford ($0.3 million) in 2021 and Carlyle of Sandy Spring ($0.8 million), Marietta Crossing ($0.8 million) and Alder Park ($0.5 million) in 2022, higher NOI from same-store properties ($1.2 million) and higher NOI from Trove ($1.1 million), which achieved stabilization in the fourth quarter of 2021, and higher NOI at Watergate 600 ($0.3 million). The higher same-store NOI was primarily due to higher rental rates and occupancy. Residential same-store average occupancy for our portfolio increased to 95.8% as of June 30, 2022 from 95.1% as of June 30, 2021, due to higher occupancy across the portfolio as the portfolio recovers from the COVID-19 pandemic.

The lower NAREIT FFO is primarily due to lower income from discontinued operations, net of depreciation and amortization ($20.0 million), lower other income ($1.5 million), higher general and administrative expenses ($1.4 million) and higher property management expenses ($0.3 million). These were partially offset by higher NOI ($6.2 million), the loss on interest rate derivatives in 2021 ($5.8 million), lower interest expense ($4.0 million) and lower transformation expenses ($1.8 million).

Investment Activity

Significant investment transactions during the 2022 Period included the following:
•Acquisition of Carlyle of Sandy Springs, a 389-unit apartment community in Sandy Springs, Georgia for a contract purchase price of $105.6 million during the first quarter of 2022.
•Acquisition of Marietta Crossing, a 420-unit apartment community in Marietta, Georgia for a contract purchase price of $107.9 million during the 2022 Quarter. We assumed a $42.8 million mortgage with this acquisition.
•Acquisition of Alder Park, a 270-unit apartment community in Smyrna, Georgia for a contract purchase price of $69.8 million during the 2022 Quarter. We assumed a $33.7 million mortgage with this acquisition.

Financing Activity

Significant financing transactions during the 2022 Period included the following:
•Issuance of 1.0 million common shares at a weighted average price per share of $26.27 for net proceeds of $26.9 million through our at-the-market program.

As of June 30, 2022, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 1.79% and the facility fee was 0.20%. As of July 25, 2022, we had no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility and $31.4 million of cash on hand.

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

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Residential revenue:
Same-store portfolio	$37,198	$35,321	$1,877	5.3%
Acquisitions (1)	6,643	—	6,643	100.0%
Development (2)	2,500	1,330	1,170	88.0%
Non-residential (3)	305	211	94	44.5%
Total	46,646	36,862	9,784	26.5%
Residential expenses:
Same-store portfolio	13,259	12,550	709	5.6%
Acquisitions	3,049	—	3,049	100.0%
Development	934	853	81	9.5%
Non-residential	70	65	5	7.7%
Total	17,312	13,468	3,844	28.5%
Residential NOI:
Same-store portfolio	23,939	22,771	1,168	5.1%
Acquisitions	3,594	—	3,594	100.0%
Development	1,566	477	1,089	228.3%
Non-residential	235	146	89	61.0%
Total	29,334	23,394	5,940	25.4%
Other NOI (4)	3,462	3,159	303	9.6%
Total NOI	32,796	26,553	6,243	23.5%
Reconciliation to net loss:
Property management expenses	(1,796)	(1,486)	(310)	20.9%
General and administrative expenses	(7,656)	(6,325)	(1,331)	21.0%
Transformation costs	(2,023)	(3,780)	1,757	(46.5)%
Depreciation and amortization	(24,039)	(17,303)	(6,736)	38.9%
Interest expense	(6,156)	(10,158)	4,002	(39.4)%
Loss on interest rate derivatives	—	(5,760)	5,760	(100.0)%
Other income	—	1,522	(1,522)	(100.0)%
Discontinued operations (5):
Income from operations of properties sold or held for sale	—	9,745	(9,745)	(100.0)%
Net loss	$(8,874)	$(6,992)	$(1,882)	26.9%
 ______________________________
(1)Acquisitions:
2021: The Oxford and Assembly Eagles Landing
2022: Carlyle of Sandy Springs, Alder Park, Marietta Crossing
(2)Development/redevelopment: Trove, Riverside Development (multifamily development adjacent to Riverside Apartments)
(3)Non-residential: Includes revenues and expenses from retail operations at residential properties.
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

Real estate rental revenue from same-store residential properties increased $1.9 million, or 5.3%, to $37.2 million for the 2022 Quarter, compared to $35.3 million for the 2021 Quarter, primarily due to higher rental income ($1.9 million), lower rent abatements ($0.5 million) and higher move-in charges ($0.1 million), partially offset by higher credit losses ($0.6 million).

Real estate rental revenue from acquisitions increased $6.6 million due to the acquisitions of Carlyle of Sandy Springs ($1.7 million) during the first quarter of 2022, Marietta Crossing ($1.1 million) and Alder Park ($0.8 million) during the 2022 Quarter, Assembly Eagles Landing ($2.1 million) during the fourth quarter of 2021, and The Oxford ($0.9 million) during the third quarter of 2021.

Real estate rental revenue from development properties increased $1.2 million due to the continued lease-up of Trove, which reached stabilization in the fourth quarter of 2021.

Average occupancy for residential properties for the 2022 Quarter and 2021 Quarter was as follows:

June 30, 2022			June 30, 2021			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.8%	94.4%	95.5%	95.1%	49.9%	92.5%	0.7%	44.5%	3.0%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Kenmore, Park Adams, 3801 Connecticut Avenue, Assembly Germantown and Assembly Herndon, partially offset by lower average occupancy at The Ashby at McLean and Maxwell.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2022 Quarter and the 2021 Quarter were 37.1% and 36.5%, respectively.

Real estate expenses from same-store residential properties increased $0.7 million, or 5.6%, to $13.3 million for the 2022 Quarter, compared to $12.6 million for the 2021 Quarter, primarily due to higher real estate taxes ($0.3 million), higher utilities ($0.2 million) and higher insurance ($0.1 million) expenses.

Real estate expenses from acquisitions increased $3.0 million due to the acquisitions of Carlyle of Sandy Springs ($0.9 million) during the first quarter of 2022, Marietta Crossing ($0.4 million) and Alder Park ($0.3 million) during the 2022 Quarter, Assembly Eagles Landing ($0.8 million) during the fourth quarter of 2021, and The Oxford ($0.6 million) during the third quarter of 2021.

Other NOI

Other NOI classified as continuing operations increased due to lower NOI at Watergate 600 ($0.3 million).

Other Income and Expenses

Property management expenses: These expenses include costs directly related to the third-party management of property operations and corporate management and other costs.

General and administrative expenses: Increase primarily due to corporate overhead no longer being allocated to office management due to the sales of the Office and Retail Portfolios in 2021 ($0.9 million), higher legal fees ($0.8 million) and higher office rent ($0.3 million) from the commencement of the corporate office lease during the third quarter of 2021. The increase was partially offset by lower short term incentive compensation expense ($0.7 million) during the 2022 Quarter.

Transformation costs: Decrease of $1.8 million during 2022 Quarter primarily due to lower consulting and professional fees ($2.1 million) and lower severance expense ($0.8 million), partially offset by higher software depreciation ($0.5 million), higher employee time allocations ($0.3 million) and higher software costs ($0.2 million).

Depreciation and amortization: Increase primarily due to the acquisitions of Marietta Crossing ($1.3 million), Alder Park ($0.6 million), Carlyle of Sandy Springs ($2.4 million), Assembly Eagles Landing ($1.9 million) and The Oxford ($0.5 million) and higher depreciation and amortization at Watergate 600 ($0.2 million). The increase was partially offset by lower depreciation and amortization at same-store residential properties ($0.1 million) and Trove ($0.1 million).
Interest Expense: Interest expense by debt type for the three months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2022	2021	$ Change	% Change
Notes payable	$5,055	$9,475	$(4,420)	(46.6)%
Mortgage notes payable	490	—	490	100.0%
Line of credit	701	854	(153)	(17.9)%
Capitalized interest	(90)	(171)	81	(47.4)%
Total	$6,156	$10,158	$(4,002)	(39.4)%

•Notes payable: Decrease primarily due to the prepayment of $300.0 million of unsecured notes during the third quarter of 2021 that had been scheduled to mature in October 2022 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021.
•Mortgage notes payable: Increase due to assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the 2022 Quarter.
•Line of credit: Decrease primarily due to no borrowings in the 2022 Quarter, as compared to weighted average borrowings of $60.9 million and weighted average interest rate of 1.1% during the 2021 Quarter.
•Capitalized interest: Decrease primarily due to ceasing capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Other income: During the 2021 Quarter we recognized $1.5 million in other income related to a tax refund for an office property sold in 2018.

Loss on interest rate derivatives: We terminated five interest rate swap arrangements with an aggregate notional value of $150.0 million and recognized a $5.8 million loss on interest rate derivatives during the 2021 Quarter (see note 6 to the consolidated financial statements).

Discontinued operations

Income from operations of properties sold or held for sale: Decrease due to the sale of the Office Portfolio and the Retail Portfolio during the third quarter of 2021.

2022 Period Compared to 2021 Period

The following tables reconcile NOI to net income (loss) and provide the basis for our discussion of our consolidated results of operations and NOI in the 2022 Period compared to the 2021 Period. All amounts are in thousands, except percentage amounts.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Residential revenue:
Same-store portfolio	$73,931	$70,233	$3,698	5.3%
Acquisitions (1)	10,568	—	10,568	100.0%
Development (2)	4,931	2,306	2,625	113.8%
Non-residential (3)	550	490	60	12.2%
Total	89,980	73,029	16,951	23.2%
Residential expenses:
Same-store portfolio	26,397	25,586	811	3.2%
Acquisitions	4,892	—	4,892	100.0%
Development	1,779	1,574	205	13.0%
Non-residential	145	134	11	8.2%
Total	33,213	27,294	5,919	21.7%
Residential NOI:
Same-store portfolio	47,534	44,647	2,887	6.5%
Acquisitions	5,676	—	5,676	100.0%
Development	3,152	732	2,420	(330.6)%
Non-residential	405	356	49	13.8%
Total	56,767	45,735	11,032	24.1%
Other NOI (4)	6,681	6,434	247	3.8%
Total NOI	63,448	52,169	11,279	21.6%
Reconciliation to net loss:
Property management expenses	(3,546)	(2,949)	(597)	(20.2)%
General and administrative expenses	(14,595)	(11,929)	(2,666)	(22.3)%
Transformation costs	(4,246)	(3,780)	(466)	(12.3)%
Depreciation and amortization	(46,239)	(34,290)	(11,949)	(34.8)%
Interest expense	(11,806)	(20,281)	8,475	41.8%
Loss on interest rate derivatives	—	(5,760)	5,760	100.0%
Other income	386	2,806	(2,420)	86.2%
Discontinued operations (5):
Income from operations of properties sold or held for sale	—	15,875	(15,875)	(100.0)%
Net loss	$(16,598)	$(8,139)	$(8,459)	(103.9)%
 ______________________________
(1)Acquisitions:
2021: The Oxford and Assembly Eagles Landing
2022: Carlyle of Sandy Springs, Alder Park, Marietta Crossing
(2)Development/redevelopment:
Trove, Riverside Development (multifamily development adjacent to Riverside Apartments)
(3)Non-residential:
Includes revenues and expenses from retail operations at residential properties.

(4)Other (classified as continuing operations)
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

Real estate rental revenue from same-store residential properties increased $3.7 million, or 5.3%, to $73.9 million for the 2022 Period, compared to $70.2 million for the 2021 Period, primarily due to higher rental income ($3.2 million), lower rent abatements ($0.6 million) and higher recoveries ($0.2 million), partially offset by higher credit losses ($0.3 million).

Real estate rental revenue from acquisitions increased $10.6 million due to the acquisitions of Carlyle of Sandy Springs ($2.8 million) during the first quarter of 2022, Marietta Crossing ($1.1 million) and Alder Park ($0.8 million) during the 2022 Quarter, Assembly Eagles Landing ($4.0 million) during the fourth quarter of 2021 and The Oxford ($1.9 million) during the third quarter of 2021.

Real estate rental revenue from development properties increased $2.6 million due to the continued lease-up of the Trove development, which reached stabilization in the fourth quarter of 2021.

Average occupancy for residential properties for the 2022 Period and 2021 Period was as follows:

June 30, 2022			June 30, 2021			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.8%	94.5%	95.5%	94.7%	40.6%	91.6%	1.1%	53.9%	3.9%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Kenmore, 3801 Connecticut Avenue, Park Adams, Assembly Germantown and Assembly Herndon.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2022 Period and 2021 Period were 36.9% and 37.4%, respectively.

Real estate expenses from same-store residential properties increased $0.8 million, or 3.2%, to $26.4 million for the 2022 Period, compared to $25.6 million for the six months ended June 30, 2021, primarily due to higher real estate tax ($0.3 million), utilities ($0.2 million), insurance ($0.2 million) and contract maintenance and supplies ($0.1 million) expenses.

Real estate expenses from acquisitions increased $4.9 million due to the acquisitions of Carlyle of Sandy Springs ($1.4 million) during the first quarter of 2022, Marietta Crossing ($0.4 million) and Alder Park ($0.3 million) during the 2022 Quarter, Assembly Eagles Landing ($1.8 million) during the fourth quarter of 2021, and The Oxford ($1.0 million) during the third quarter of 2021.

Other NOI

Other NOI classified as continuing operations increased due to higher NOI at Watergate 600 ($0.2 million).

Other Income and Expenses

Property management expenses: These expenses include costs directly related to the third-party management of property operations and corporate management and other costs, respectively. Increase primarily due to the acquisitions of The Oxford and Assembly Eagles Landing during the third and fourth quarters of 2021, the acquisitions of Carlyle of Sandy Springs, Marietta Crossing and Alder Park during the 2022 Period and Trove reaching stabilization during the fourth quarter of 2021.

General and administrative expenses: Increase primarily due to corporate overhead no longer being allocated to office management due to the sales of the Office and Retail Portfolios in 2021 ($1.7 million), higher legal fees ($0.8 million), higher office rent ($0.6 million) from the commencement of the corporate office lease during the third quarter of 2021, higher accounting fees ($0.4 million) and higher recruitment fees ($0.1 million). The increase was partially offset by lower short term incentive compensation expense ($0.9 million) during the 2022 Quarter.

Transformation costs: Increase of $0.5 million primarily due to higher software depreciation ($1.0 million), higher employee time allocations ($0.6 million) related to the strategic transformation, higher software costs ($0.3 million) and higher rebranding expenses ($0.1 million), partially offset by lower consulting ($1.0 million) and severance ($0.6 million) expenses.

Depreciation and amortization: Increase primarily due to the acquisitions of Marietta Crossing ($1.3 million), Alder Park ($0.6 million), Carlyle of Sandy Springs ($3.6 million), Assembly Eagles Landing ($4.7 million) and The Oxford ($1.1 million) and higher depreciation and amortization at same-store residential properties ($0.3 million) and at Watergate 600 ($0.3 million).

Interest Expense: Interest expense by debt type for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2022	2021	$ Change	% Change
Notes payable	$10,204	$18,961	$(8,757)	(46.2)%
Mortgage notes payable	490	—	490	100.0%
Line of credit	1,395	1,699	(304)	(17.9)%
Capitalized interest	(283)	(379)	96	(25.3)%
Total	$11,806	$20,281	$(8,475)	(41.8)%

•Notes payable: Decrease primarily due to the prepayment of $300.0 million of unsecured notes during the third quarter of 2021 that had been scheduled to mature in October 2022 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021.
•Mortgage notes payable: Increase due to the assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the 2022 Period.
•Line of credit: Decrease primarily due to no borrowings in the 2022 Period, as compared to weighted average borrowings of $59.5 million and weighted average interest rate of 1.1% during the 2021 Period.
•Capitalized interest: Decrease primarily due to ceased capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities.

Loss on interest rate derivatives: We terminated five interest rate swap arrangements with an aggregate notional value of $150.0 million and recognized a $5.8 million loss on interest rate derivatives during the 2021 Period (see note 6 to the consolidated financial statements).

Other income: Income during 2022 Period relates to real estate tax refunds ($0.4 million) received in Q1 2022 on previously sold properties. During the 2021 Period, we recognized $1.3 million in other income related to a legal settlement and $1.5 million related to a real estate tax refund for an office property sold in 2018 during 2021 Period.

Discontinued operations

Income from properties sold or held for sale: Decrease due to the sale of the Office Portfolio and the Retail Portfolio during the third quarter of 2021.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital commitments and contractual obligations, as well as the payment of dividends, on-going transformational costs and funding possible growth opportunities. Through our Office Portfolio and Retail Portfolio sales in 2021, which had a combined contract sales price of approximately $934.3 million, we executed strategic transactions that will allow us to pursue residential expansion in Southeastern markets, meet our debt obligations for the next twelve months, and pay a dividend on a quarterly basis. In connection with our strategic transformation, we are designing our operating model for purposes of more efficiently and effectively supporting residential operations. We recognized $2.0 million and $4.2 million of transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations during the 2022 Quarter and 2022 Period, respectively, and anticipate incurring approximately $6.3 - $7.3 million of additional transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

We also believe we have adequate liquidity beyond 2022, with only $100.0 million of scheduled debt maturities within the next five years. As of July 25, 2022, we had cash and cash equivalents totaling $31.4 million and no outstanding balance and a full borrowing capacity of $700.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $731.4 million.

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
•Approximately $32.5 - $37.5 million to invest in our existing portfolio of operating assets;
•Approximately $0.8 - $1.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2022, offset by proceeds from potential property dispositions.

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

As of June 30, 2022, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Secured Debt		Unsecured Debt		Revolving Credit Facility	Total Debt	Average Interest Rate
2022	—		$—		$—	$—	—%
2023	—		100,000	(2)	—	100,000	2.3%
2024	—		—		—	—	—%
2025	—		—		—	—	—%
2026	—		—		—	—	—%
Thereafter	76,554	(1)	400,000		—	476,554	4.5%
Scheduled principal payments	$76,554		$500,000		$—	$576,554	4.1%
Net premiums/discounts	(4,936)		(127)		—	(5,063)
Loan costs, net of amortization	(42)		(2,738)		—	(2,780)
Total	$71,576		$497,135		$—	$568,711	4.1%
______________________________
(1)    WashREIT assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the 2022 Quarter. The mortgages mature on May 1, 2030.
(2)    WashREIT entered into an interest rate swap to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed rate for the remaining $100.0 million portion of the 2018 Term Loan. The interest rates are fixed through the term loan maturity of July 2023.

The weighted average maturity for our debt is 6.9 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding secured and unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Covenants

Pursuant to the terms of our Revolving Credit Facility, 2018 Term Loan and secured and unsecured notes, we are subject to customary operating covenants and maintenance of various financial ratios.

Failure to comply with any of the covenants under our Revolving Credit Facility, 2018 Term Loan, secured and unsecured notes or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of June 30, 2022, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 87.4 million shares were outstanding at June 30, 2022.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2022 Quarter or 2021 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Period and 2021 Period were as follows ($ in thousands, except per share data):

	Six Months Ended June 30,
	2022	2020
Issuance of common shares	1,032	24
Weighted average price per share	$26.27	$22.06
Net proceeds	$26,851	$467

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2022 and 2021 were as follows ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common shares	10	22	20	45
Weighted average price per share	$24.82	$23.21	$25.44	$22.63
Net proceeds	$254	$489	$518	$1,009

Preferred Equity

WashREIT’s board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides WashREIT an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2022, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Net cash provided by operating activities	$33,979	$64,622	$(30,643)	(47.4)%
Net cash used in investing activities	(217,129)	(18,195)	(198,934)	1,093.3%
Net cash used in financing activities	(4,299)	(48,687)	44,388	(91.2)%

Net cash provided by operating activities decreased primarily due to the sales of the Office Portfolio and Retail Portfolio in 2021 (see note 3 to the consolidated financial statements) and timing differences on the payment of certain liabilities.

Net cash used in investing activities increased primarily due to the acquisition of Marietta Crossing, Alder Park and Carlyle of Sandy Springs during the 2022 Period.

Net cash used in financing activities decreased primarily due to higher net proceeds from equity issuances and lower dividends paid in the 2022 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2022 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,874)	$(6,992)	$(16,598)	$(8,139)
Adjustments:
Depreciation and amortization	24,039	17,303	46,239	34,290
Discontinued operations:
Depreciation and amortization	—	10,248	—	22,904
NAREIT FFO	$15,165	$20,559	$29,641	$49,055

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and six months ended June 30, 2022. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on June 30, 2022 (in thousands):

	2022	2023		2024	2025	2026	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$100,000	(1)	$—	$—	$—	$400,000	$500,000	$471,730
Interest payments	$10,150	$19,340		$17,995	$17,995	$17,995	$69,369	$152,844
Interest rate on debt maturities	—%	2.3%		—%	—%	—%	4.5%	4.1%
Secured fixed rate debt
Principal (2)	$—	$—		$—	$—	$—	$76,554	$76,554	$76,554
Interest payments	$1,609	$2,397		$2,404	$2,397	$2,397	$7,986	$19,190
Interest rate on debt maturities	—%	—%		—%	—%	—%	3.2%	3.2%
______________________________
(1)     Represents a $100.0 million term loan with a floating interest rate. The interest rate on the $100.0 million term loan is effectively fixed by interest rate swap arrangements at 2.31%.
(2)    Excludes net discounts of $4.9 million as of June 30, 2022.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2022 and December 31, 2021 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2022	December 31, 2021
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$2,021	$(821)

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2022 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1 - April 30, 2022	—	$—	N/A	N/A
May 1 - May 31, 2022	—	—	N/A	N/A
June 1 - June 30, 2022	48,300	24.00	N/A	N/A
Total	48,300	$24.00	N/A	N/A
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
DATE: July 29, 2022