Form 10-Q
period 2022-09-30
Elme Communities
filed 2022-10-28
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NO. 1-6622

ELME COMMUNITIES
(Exact name of registrant as specified in its charter)

Maryland	53-0261100
(State of incorporation)	(IRS Employer Identification Number)
1775 EYE STREET, NW, SUITE 1000, WASHINGTON, DC 20006
(Address of principal executive office) (Zip code)
Registrant’s telephone number, including area code: (202) 774-3200
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Beneficial Interest	ELME	NYSE
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2022, 87,517,479 common shares were outstanding.

ELME COMMUNITIES

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2021 included in our 2021 Annual Report on Form 10-K filed on February 18, 2022.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Land	$373,171	$322,623
Income producing property	1,882,235	1,642,147
	2,255,406	1,964,770
Accumulated depreciation and amortization	(461,293)	(402,560)
Net income producing property	1,794,113	1,562,210
Properties under development or held for future development	31,232	30,631
Total real estate held for investment, net	1,825,345	1,592,841
Cash and cash equivalents	8,436	233,600
Restricted cash	1,437	620
Rents and other receivables	16,088	15,067
Prepaid expenses and other assets	28,228	33,866
Total assets	$1,879,534	$1,875,994
Liabilities
Notes payable, net	$497,247	$496,946
Line of credit	43,000	—
Accounts payable and other liabilities	36,219	40,585
Dividend payable	14,919	14,650
Advance rents	1,489	2,082
Tenant security deposits	5,461	4,669
Total liabilities	598,335	558,932
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 and 100,000 shares authorized; 87,504 and 86,261 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	875	863
Additional paid in capital	1,728,840	1,697,477
Distributions in excess of net income	(434,539)	(362,494)
Accumulated other comprehensive loss	(14,278)	(19,091)
Total shareholders’ equity	1,280,898	1,316,755
Noncontrolling interests in subsidiaries	301	307
Total equity	1,281,199	1,317,062
Total liabilities and equity	$1,879,534	$1,875,994
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Real estate rental revenue	$54,603	$42,499	$153,787	$124,403
Expenses
Property operating and maintenance	13,092	9,901	35,404	28,655
Real estate taxes and insurance	6,469	5,544	19,893	16,525
Property management	1,916	1,499	5,462	4,448
General and administrative	6,403	7,909	20,998	19,838
Transformation costs	2,399	1,016	6,645	4,796
Depreciation and amortization	23,632	18,252	69,871	52,542
	53,911	44,121	158,273	126,804
Real estate operating gain (loss)	692	(1,622)	(4,486)	(2,401)
Other income (expense)
Interest expense	(6,582)	(8,106)	(18,388)	(28,387)
Loss on interest rate derivatives	—	(106)	—	(5,866)
Loss on extinguishment of debt	(4,917)	(12,727)	(4,917)	(12,727)
Other income	68	231	454	3,037
	(11,431)	(20,708)	(22,851)	(43,943)
Loss from continuing operations	(10,739)	(22,330)	(27,337)	(46,344)
Discontinued operations:
Income from operations of properties sold or held for sale	—	7,208	—	23,083
Gain on sale of real estate, net	—	46,441	—	46,441
Income from discontinued operations	—	53,649	—	69,524
Net (loss) income	$(10,739)	$31,319	$(27,337)	$23,180

Basic net (loss) income per common share:
Continuing operations	$(0.12)	$(0.26)	$(0.32)	$(0.55)
Discontinued operations	—	0.63	—	0.82
Basic net (loss) income per common share	$(0.12)	$0.37	$(0.32)	$0.27

Diluted net (loss) income per common share:
Continuing operations	$(0.12)	$(0.26)	$(0.32)	$(0.55)
Discontinued operations	—	0.63	—	0.82
Diluted net (loss) income per common share	$(0.12)	$0.37	$(0.32)	$0.27

Weighted average shares outstanding – basic	87,453	84,496	87,354	84,457
Weighted average shares outstanding – diluted	87,453	84,496	87,354	84,457

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(10,739)	$31,319	$(27,337)	$23,180
Other comprehensive income:
Unrealized gain on interest rate hedges	442	221	3,284	2,805
Reclassification of unrealized loss on interest rate derivatives to earnings	509	511	1,529	7,290
Comprehensive (loss) income	$(9,788)	$32,051	$(22,524)	$33,275

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(27,337)	—	(27,337)	—	(27,337)
Unrealized gain on interest rate hedges	—	—	—	—	3,284	3,284	—	3,284
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Dividends ($0.51 per common share)	—	—	—	(44,708)	—	(44,708)	—	(44,708)
Equity issuances, net of issuance costs	1,032	10	26,841	—	—	26,851	—	26,851
Shares issued under Dividend Reinvestment Program	32	—	777	—	—	777	—	777
Share grants, net of forfeitures and tax withholdings	179	2	3,745	—	—	3,747	—	3,747
Balance, September 30, 2022	87,504	$875	$1,728,840	$(434,539)	$(14,278)	$1,280,898	$301	$1,281,199

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2020	84,409	$844	$1,649,366	$(298,860)	$(30,563)	$1,320,787	$322	$1,321,109
Net income	—	—	—	23,180	—	23,180	—	23,180
Unrealized gain on interest rate hedges	—	—	—	—	2,805	2,805	—	2,805
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	1,530	1,530	—	1,530
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Dividends ($0.77 per common share)	—	—	—	(65,372)	—	(65,372)	—	(65,372)
Equity issuances, net of issuance costs	24	—	467	—	—	467	—	467
Shares issued under Dividend Reinvestment Program	65	—	1,468	—	—	1,468	—	1,468
Share grants, net of forfeitures and tax withholdings	130	2	5,520	—	—	5,522	—	5,522
Balance, September 30, 2021	84,628	$846	$1,656,821	$(341,052)	$(20,468)	$1,296,147	$309	$1,296,456

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2022	87,392	$874	$1,727,031	$(408,882)	$(15,229)	$1,303,794	$302	$1,304,096
Net loss	—	—	—	(10,739)	—	(10,739)	—	(10,739)
Unrealized gain on interest rate hedges	—	—	—	—	442	442	—	442
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends ($0.17 per common share)	—	—	—	(14,918)	—	(14,918)	—	(14,918)
Shares issued under Dividend Reinvestment Program	12	—	259	—	—	259	—	259
Share grants, net of share grant amortization and forfeitures	100	1	1,550	—	—	1,551	—	1,551
Balance, September 30, 2022	87,504	$875	$1,728,840	$(434,539)	$(14,278)	$1,280,898	$301	$1,281,199

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2021	84,590	$846	$1,654,409	$(357,934)	$(21,200)	$1,276,121	$314	$1,276,435
Net income	—	—	—	31,319	—	31,319	—	31,319
Unrealized gain on interest rate hedges	—	—	—	—	221	221	—	221
Amortization of swap settlements	—	—	—	—	511	511	—	511
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends ($0.17 per common share)	—	—	—	(14,437)	—	(14,437)	—	(14,437)
Shares issued under Dividend Reinvestment Program	20	—	459	—	—	459	—	459
Share grants, net of forfeitures and tax withholdings	18	—	1,953	—	—	1,953	—	1,953
Balance, September 30, 2021	84,628	$846	$1,656,821	$(341,052)	$(20,468)	$1,296,147	$309	$1,296,456

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(27,337)	$23,180
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,871	75,446
Credit losses on lease related receivables	1,816	1,631
(Gain) loss on sale of real estate, net	—	(46,441)
Share-based compensation expense	6,157	6,478
Net amortization of debt premiums, discounts and related financing costs	3,084	3,322
Loss on interest rate derivatives	—	5,866
Loss (gain) on extinguishment of debt	4,917	12,727
Changes in operating other assets	(952)	(4,720)
Changes in operating other liabilities	(6,100)	(11,106)
Net cash provided by operating activities	51,456	66,383
Cash flows from investing activities
Real estate acquisitions, net	(204,433)	(47,757)
Net cash received for sale of real estate	—	897,783
Capital improvements to real estate	(19,046)	(18,649)
Development in progress	(671)	(8,099)
Insurance proceeds	2,224	—
Non-real estate capital improvements	(1,322)	(37)
Net cash (used in) provided by investing activities	(223,248)	823,241
Cash flows from financing activities
Line of credit repayments, net	43,000	(42,000)
Dividends paid	(44,440)	(76,292)
Repayments of mortgage notes payable	(76,598)	—
Repayments of unsecured notes payable, including penalties for early extinguishment	—	(311,894)
Repayments of unsecured term loan debt	—	(150,000)
Settlement of interest rate derivatives	—	(5,866)
Payment of financing costs	(39)	(4,828)
Distributions to noncontrolling interests	(6)	(13)
Proceeds from dividend reinvestment program	777	1,468
Net proceeds from equity issuances	26,851	467
Payment of tax withholdings for restricted share awards	(2,100)	(554)
Net cash used in financing activities	(52,555)	(589,512)
Net decrease in cash, cash equivalents and restricted cash	(224,347)	300,112
Cash, cash equivalents and restricted cash at beginning of period	234,220	8,290
Cash, cash equivalents and restricted cash at end of period	$9,873	$308,402

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$18,386	$26,409
Change in accrued capital improvements and development costs	2,510	(4,885)
Dividend payable	14,919	14,440

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,436	$307,797
Restricted cash	1,437	605
Cash, cash equivalents and restricted cash	$9,873	$308,402
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. In October 2022, the Company changed its name from Washington Real Estate Investment Trust to Elme Communities to reflect the Company’s continued transition into a focused multifamily company, and subsequent geographic expansion into Sunbelt markets. On October 20, 2022, the Company’s ticker symbol on the New York Stock Exchange changed from “WRE” to “ELME.” Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended September 30, 2022 and September 30, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively, and the nine months ended September 30, 2022 and September 30, 2021 as the “2022 Period” and the “2021 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both September 30, 2022 and December 31, 2021, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Elme Communities, our majority-owned subsidiaries and entities in which Elme Communities has a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Lessee Accounting

For leases where we are the lessee, primarily our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with Accounting Standards Codification (“ASC”) Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term. As of September 30, 2022, our balance sheet included $1.1 million in a right-of-use asset and liability, net of amortization. During the 2022 Quarter, we remeasured the the right-of-use asset and liability due to a decrease in the estimated term of our corporate office operating lease, resulting in a $2.0 million decrease in both the asset and the liability.

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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following properties during the 2022 Period:

Acquisition Date	Property	Type	# of homes	Ending Occupancy (1)	Contract Purchase Price (in thousands)
February 1, 2022	Carlyle of Sandy Springs	Residential	389	93.1%	$105,586
May 5, 2022	Marietta Crossing	Residential	420	94.5%	107,900
May 5, 2022	Alder Park	Residential	270	95.2%	69,750
			1,079		$283,236
______________________________
(1)    As of September 30, 2022.

The results of operations from the acquired operating properties are included in the condensed consolidated statements of operations as of their acquisition date and were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Real estate rental revenue	$4,897	$9,623
Net loss	(7,427)	(11,034)

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

The difference in the total acquisition cost of $283.7 million for the 2022 acquisitions and the cash paid for the acquisitions per the consolidated statements of cash flows of $204.4 million is due to the assumption of two mortgage notes secured by Marietta Crossing and Alder Park for an aggregate outstanding balance of $76.6 million and credits received at settlement totaling $2.8 million. In September 2022, we extinguished the liabilities associated with the two mortgage notes though defeasance arrangements.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of September 30, 2022, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes. However, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

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

As of September 30, 2022, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2022 Period. We applied reasonable estimates and judgments in evaluating each of the properties as of September 30, 2022. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the Office Portfolio and Retail Portfolio are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Real estate rental revenue	$10,932	$70,519
Expenses
Property operating and maintenance	(1,870)	(11,201)
Real estate taxes and insurance	(1,476)	(11,136)
Property management	(378)	(2,195)
Depreciation and amortization	—	(22,904)
Gain on sale of real estate, net	46,441	46,441
Income from discontinued operations	$53,649	$69,524

Basic net income per share	$0.63	$0.82
Diluted net income per share	$0.63	$0.82

Capital expenditures	$833	$3,316

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

The Revolving Credit Facility bears interest at a rate of either one month LIBOR plus a margin ranging from 0.70% to 1.40% or the base rate plus a margin ranging from 0.0% to 0.40% (in each case depending upon Elme Communities’ credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of September 30, 2022, the interest rate on the Revolving Credit Facility is one month LIBOR plus 0.85%, the one month LIBOR is 3.14% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The 2018 Term Loan increased and replaced the $150.0 million unsecured term loan, initially entered into on July 22, 2016 (“2016 Term Loan”), that was scheduled to mature in July 2023. The 2018 Term Loan is scheduled to mature in July 2023 and bears interest at a rate of either one month LIBOR plus a margin ranging from 0.85% to 1.75% or the base rate plus a margin ranging from 0.0% to 0.75% (in each case depending upon Elme Communities’ credit rating). We used the $100.0 million of additional proceeds from the 2018 Term Loan primarily to repay outstanding borrowings on the Revolving Credit Facility.

On September 27, 2021, we prepaid a $150.0 million portion of the 2018 Term Loan using proceeds from the sale of the Office Portfolio and Retail Portfolio (see note 3). We currently expect to hold the remaining $100.0 million portion of the 2018 Term Loan until maturity.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2022 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(43,000)
Unused and available	$657,000

In the first and second quarters of 2022, there were no borrowings or repayments on the Revolving Credit Facility. We executed borrowings and repayments on the Revolving Credit Facility during the 2022 Quarter as follows (in thousands):

Balance at June 30, 2022	$—
Borrowings	65,000
Repayments	(22,000)
Balance at September 30, 2022	$43,000

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

In September 2022, we extinguished the liabilities associated with both of the mortgage notes through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

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

The fair values of the interest rate swap as of September 30, 2022 and December 31, 2021, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2022	December 31, 2021
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$2,463	$(821)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains or losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain on interest rate hedges	$442	$221	$3,284	$2,805

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss reclassified from accumulated other comprehensive loss into interest expense	$509	$511	$1,529	$1,530

During the next twelve months, we estimate that an additional $2.5 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2022, the fair value of derivative assets, including accrued interest, was $2.5 million and we did not have any derivatives in a liability position. As of September 30, 2022, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2022 and December 31, 2021 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets and liabilities at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,969	$—	$1,969	$—	$2,566	$—	$2,566	$—
Interest rate derivatives	2,463	—	2,463	—	—	—	—	—
Liabilities:
Interest rate derivatives	$—	$—	$—	$—	$(821)	$—	$(821)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2022 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2022 and December 31, 2021, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,436	$8,436	$233,600	$233,600
Restricted cash	1,437	1,437	620	620
Line of credit	43,000	43,000	—	—
Notes payable, net	497,247	459,725	496,946	515,341

NOTE 8: STOCK BASED COMPENSATION

Elme Communities maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.9 million and $2.7 million for the 2022 Quarter and 2021 Quarter, respectively and $6.2 million and $6.5 million for the 2022 and 2021 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $4.8 million and $1.6 million for the 2022 Period and 2021 Period, respectively.

The total unvested restricted share awards at September 30, 2022 was 401,416 shares, which had a weighted average grant date fair value of $23.51 per share. As of September 30, 2022, the total compensation cost related to unvested restricted share awards was $5.8 million, which we expect to recognize over a weighted average period of 32 months.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations	$(10,739)	$(22,330)	$(27,337)	$(46,344)
Allocation of earnings to unvested restricted share awards	(68)	121	(191)	(349)
Adjusted net loss from continuing operations	(10,807)	(22,209)	(27,528)	(46,693)
Income from discontinued operations	—	53,649	—	69,524
Allocation of earnings from discontinued operations to unvested restricted share awards	—	(283)	—	—
Adjusted income from discontinuing operations	—	53,366	—	69,524
Adjusted net (loss) income	$(10,807)	$31,157	$(27,528)	$22,831
Denominator:
Weighted average shares outstanding – basic and diluted	87,453	84,496	87,354	84,457

Earnings per common share, basic:
Continuing operations	$(0.12)	$(0.26)	$(0.32)	$(0.55)
Discontinued operations	—	0.63	—	0.82
Basic net (loss) income per common share	$(0.12)	$0.37	$(0.32)	$0.27
Earnings per common share, diluted:
Continuing operations	$(0.12)	$(0.26)	$(0.32)	$(0.55)
Discontinued operations	—	0.63	—	0.82
Diluted net( loss) income per common share	$(0.12)	$0.37	$(0.32)	$0.27

Dividends declared per common share	$0.17	$0.17	$0.51	$0.77

NOTE 10: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities. None of our operating properties meet the criteria to be considered separate operating segments on a stand-alone basis. Within the residential segment, we do not distinguish or group our consolidated operations based on size (only one community, Riverside Apartments, comprises more than 10% of consolidated revenues), type (all assets in the segment are residential) or geography (all but five communities are within the Washington, DC metro region). Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. As a result, our operating properties are aggregated into a single reportable segment: residential.

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and nine months ended September 30, 2022 and 2021 from our Residential segment as well as Other, and reconcile NOI to net income (loss) as reported (in thousands):

	Three Months Ended September 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	49,889	4,714	$54,603
Real estate expenses	18,198	1,363	19,561
Net operating income	$31,691	$3,351	$35,042
Other income (expense):
Property management expenses			(1,916)
General and administrative expenses			(6,403)
Transformation costs			(2,399)
Depreciation and amortization			(23,632)
Interest expense			(6,582)
Loss on extinguishment of debt			(4,917)
Other income			68
Net loss			$(10,739)
Capital expenditures	$7,764	$567	$8,331
Total assets	$1,694,750	$184,784	$1,879,534

	Three Months Ended September 30, 2021
	Residential	Other (1), (2)	Consolidated
Real estate rental revenue	38,046	4,453	$42,499
Real estate expenses	14,146	1,299	15,445
Net operating income	$23,900	$3,154	$27,054
Other income (expense):
Property management expenses			(1,499)
General and administrative expenses			(7,909)
Transformation costs			(1,016)
Depreciation and amortization			(18,252)
Interest expense			(8,106)
Loss on interest rate derivatives			(106)
Loss on extinguishment of debt			(12,727)
Other income			231
Discontinued operations:
Income from operations of properties sold or held for sale			7,208
Gain on sale of real estate			46,441
Net income			$31,319
Capital expenditures	$7,283	$1,002	$8,285
Total assets	$1,355,893	$496,917	$1,852,810
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)     Total assets and capital expenditures include office and retail properties classified as discontinued operations.

	Nine Months Ended September 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$139,869	13,918	$153,787
Real estate expenses	51,411	3,886	55,297
Net operating income	$88,458	$10,032	$98,490
Other income (expense):
Property management expenses			(5,462)
General and administrative expenses			(20,998)
Transformation costs			(6,645)
Depreciation and amortization			(69,871)
Interest expense			(18,388)
Loss on extinguishment of debt			(4,917)
Other income			454
Net loss			$(27,337)
Capital expenditures	$17,623	$2,745	$20,368

	Nine Months Ended September 30, 2021
	Residential	Other (1), (2)	Consolidated
Real estate rental revenue	111,075	13,328	$124,403
Real estate expenses	41,440	3,740	45,180
Net operating income	$69,635	$9,588	$79,223
Other income (expense):
Property management expenses			(4,448)
General and administrative expenses			(19,838)
Transformation costs			(4,796)
Depreciation and amortization			(52,542)
Interest expense			(28,387)
Other income			3,037
Loss on extinguishment of debt			(12,727)
Loss on interest rate derivatives			(5,866)
Discontinued operations:
Income from operations of properties sold or held for sale			23,083
Gain on sale of real estate			46,441
Net income			$23,180
Capital expenditures	$15,082	$3,604	$18,686
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

Our issuances and net proceeds on the dividend reinvestment program for the three and nine months ended September 30, 2022 and 2021 were as follows ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common shares	12	19	32	65
Weighted average price per share	$21.15	$23.73	$24.01	$22.97
Net proceeds	$259	$459	$777	$1,468

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

We refer to the three months ended September 30, 2022 and September 30, 2021 as the “2022 Quarter” and the “2021 Quarter,” respectively, and the nine months ended September 30, 2022 and September 30, 2021 as the “2022 Period” and “2021 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of apartment homes in the Sunbelt markets, on the terms anticipated, or at all, the operational benefits from our operating model redesign on the timing contemplated or at all, and to realize any anticipated returns and benefits, including the performance of any acquired residential properties at the levels anticipated; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to greater Washington, DC metro region and the larger Sunbelt region; the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; fluctuations in interest rates and other risks related to changes in interest rates; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our residents; the ultimate duration of the COVID-19 global pandemic, including any mutations thereof, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of stock ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; whether our estimated transformation costs for 2022 will be correct; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2021 Form 10-K filed on February 18, 2022. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” Same-store portfolio properties include properties that were owned for the entirety of the years being compared, and exclude properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. We define development properties as those for which we have planned or ongoing major construction activities on existing or acquired land pursuant to an authorized development plan. Development properties are categorized as same-store when they have reached stabilized occupancy (90%) before the start of the prior year. We define redevelopment properties as those for which we have planned or ongoing significant development and construction activities on existing or acquired buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of a higher economic return on the property. We categorize a redevelopment property as same-store when redevelopment activities have been complete for the majority of each year being compared.

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties. As of September 30, 2022, we owned approximately 8,900 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

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

The dispositions of the Office Portfolio and Retail Portfolio are part of a strategic shift away from the commercial sector to the residential sector, which simplified our portfolio to one reportable segment (residential) (the “strategic transformation”). We used the net proceeds from the sales to fund the expansion of our residential platform through acquisitions in Sunbelt markets and to reduce our leverage by repaying outstanding debt. During the third and fourth quarters of 2021, we completed the acquisitions of two apartment communities in Georgia for contract purchase prices of $48.0 million and $106.0 million, respectively. The apartment communities have a combined total of 730 apartment homes. During the 2022 Period, we completed acquisitions of three apartment communities in Georgia with a combined total of 1,079 apartment homes for a total contract purchase price of $283.2 million. We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

In connection with this strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes insourcing the property-level management activities currently performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized $2.4 million and $6.6 million of transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations during the 2022 Quarter and 2022 Period, respectively, and anticipate incurring approximately $3.0 - $4.0 million of additional transformation costs during 2022. Community onboarding is expected to be completed in phases starting in October 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

In October 2022, the Company changed its name from Washington Real Estate Investment Trust to Elme Communities reflecting the Company’s continued transition into a focused multifamily company, and subsequent geographic expansion into Sunbelt markets. On October 20, 2022, the Company’s ticker symbol on the New York Stock Exchange changed from “WRE” to “ELME.”

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net (loss) income	$(10,739)	$31,319	$(42,058)	(134.3)%
NOI (1)	$35,042	$27,054	$7,988	29.5%
NAREIT FFO (2)	$12,893	$3,130	$9,763	311.9%
______________________________
(1) See page 30 of the MD&A for a reconciliation of NOI to net income.
(2) See page 41 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to gains on sale of real estate ($46.4 million) in 2021 and lower income from discontinued operations ($7.2 million) due to the sales of the Office Portfolio and Retail Portfolio during 2021, higher depreciation and amortization expenses ($5.4 million), higher transformation expenses ($1.4 million) and higher property management expenses ($0.4 million). These were partially offset by higher NOI ($8.0 million), lower loss on extinguishment of debt ($7.8 million), lower general and administrative expenses ($1.5 million) and lower interest expense ($1.5 million).

The higher NOI is primarily due to the acquisitions of Assembly Eagles Landing ($1.2 million) and The Oxford ($0.2 million) in 2021 and Carlyle of Sandy Spring ($1.4 million), Marietta Crossing ($1.1 million) and Alder Park ($0.8 million) in 2022, higher NOI from same-store properties ($2.3 million) and higher NOI from Trove ($0.8 million), which achieved stabilization in the fourth quarter of 2021, and higher NOI at Watergate 600 ($0.2 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 95.6% as of September 30, 2022 from 95.8% as of September 30, 2021.

The higher NAREIT FFO is primarily due to higher NOI ($8.0 million), lower loss on extinguishment of debt ($7.8 million), lower general and administrative expenses ($1.5 million) and lower interest expense ($1.5 million), partially offset by lower income from discontinued operations ($7.2 million), higher transformation expenses ($1.4 million) and higher property management expenses ($0.4 million).

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
•In September 2022, we extinguished the aggregate $76.5 million of mortgages secured by Marietta Crossing and Alder Park through defeasance arrangements, recognizing an aggregate loss on extinguishment of debt of $4.9 million. We partially funded the defeasances with a $65.0 million draw on our unsecured revolving credit facility.

As of September 30, 2022, the interest rate on the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) was one month LIBOR plus 0.85% and the facility fee was 0.20%. As of October 24, 2022, our Revolving Credit Facility has a borrowing capacity of $634.0 million.

Capital Requirements

We have no debt maturities scheduled until the third quarter of 2023. We expect to have additional capital requirements as set forth on page 33 (Liquidity and Capital Resources – Capital Requirements).

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

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Residential revenue:
Same-store portfolio	$38,771	$35,408	$3,363	9.5%
Acquisitions (1)	8,150	488	7,662	1,570.1%
Development (2)	2,711	1,846	865	46.9%
Non-residential (3)	257	304	(47)	(15.5)%
Total	49,889	38,046	11,843	31.1%
Residential expenses:
Same-store portfolio	14,031	13,003	1,028	7.9%
Acquisitions	3,157	212	2,945	1,389.2%
Development	941	846	95	11.2%
Non-residential	69	85	(16)	(18.8)%
Total	18,198	14,146	4,052	28.6%
Residential NOI:
Same-store portfolio	24,740	22,405	2,335	10.4%
Acquisitions	4,993	276	4,717	1,709.1%
Development	1,770	1,000	770	77.0%
Non-residential	188	219	(31)	(14.2)%
Total	31,691	23,900	7,791	32.6%
Other NOI (4)	3,351	3,154	197	6.2%
Total NOI	35,042	27,054	7,988	29.5%
Reconciliation to net (loss) income:
Property management expenses	(1,916)	(1,499)	(417)	27.8%
General and administrative expenses	(6,403)	(7,909)	1,506	(19.0)%
Transformation costs	(2,399)	(1,016)	(1,383)	136.1%
Depreciation and amortization	(23,632)	(18,252)	(5,380)	29.5%
Interest expense	(6,582)	(8,106)	1,524	(18.8)%
Loss on interest rate derivatives	—	(106)	106	(100.0)%
Loss on extinguishment of debt	(4,917)	(12,727)	7,810	(61.4)%
Other income	68	231	(163)	(70.6)%
Discontinued operations (5):
Income from operations of properties sold or held for sale	—	7,208	(7,208)	(100.0)%
Gain on sale of real estate, net	—	46,441	(46,441)	(100.0)%
Net (loss) income	$(10,739)	$31,319	$(42,058)	(134.3)%
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

Real estate rental revenue from same-store residential properties increased $3.4 million, or 9.5%, to $38.8 million for the 2022 Quarter, compared to $35.4 million for the 2021 Quarter, primarily due to higher rental income ($2.4 million), lower rent abatements ($0.7 million), higher move-in charges ($0.1 million) and lower credit losses ($0.1 million).

Real estate rental revenue from acquisitions increased $7.7 million due to the acquisitions of Carlyle of Sandy Springs ($1.8 million) during the first quarter of 2022, Marietta Crossing ($1.8 million) and Alder Park ($1.3 million) during the second quarter of 2022, Assembly Eagles Landing ($2.2 million) during the fourth quarter of 2021, and The Oxford ($0.6 million) during the third quarter of 2021.

Real estate rental revenue from development properties increased $0.9 million due to the continued lease-up of Trove, which reached stabilization in the fourth quarter of 2021.

Average occupancy for residential properties for the 2022 Quarter and 2021 Quarter was as follows:

September 30, 2022			September 30, 2021			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	94.3%	95.3%	95.8%	82.0%	94.7%	(0.2)%	12.3%	0.6%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Roosevelt Towers, Assembly Leesburg, The Paramount and Assembly Alexandria, partially offset by higher average occupancy at The Kenmore, Clayborne Apartments and Maxwell.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2022 Quarter and the 2021 Quarter were 36.5% and 37.2%, respectively.

Real estate expenses from same-store residential properties increased $1.0 million, or 7.9%, to $14.0 million for the 2022 Quarter, compared to $13.0 million for the 2021 Quarter, primarily due to higher repairs and maintenance ($0.3 million), administrative ($0.3 million), contract maintenance and supplies ($0.2 million) and real estate tax ($0.2 million) expenses.

Real estate expenses from acquisitions increased $2.9 million due to the acquisitions of Carlyle of Sandy Springs ($0.4 million) during the first quarter of 2022, Marietta Crossing ($0.7 million) and Alder Park ($0.4 million) during the 2022 Quarter, Assembly Eagles Landing ($1.0 million) during the fourth quarter of 2021, and The Oxford ($0.4 million) during the third quarter of 2021.

Other NOI

Other NOI classified as continuing operations increased due to higher NOI at Watergate 600 ($0.2 million).

Other Income and Expenses

Property management expenses: Increase of $0.4 million primarily due to acquisitions.

General and administrative expenses: Decrease of $1.5 million primarily due to lower short term incentive compensation expense ($0.9 million) and lower share based compensation expense ($0.4 million) during the 2022 Quarter.

Transformation costs: Increase of $1.4 million during the 2022 Quarter primarily due to higher consulting and professional fees ($0.7 million) and higher employee time allocations ($0.6 million).

Depreciation and amortization: Increase of $5.4 million primarily due to the acquisitions of Marietta Crossing ($2.7 million), Alder Park ($1.3 million), Carlyle of Sandy Springs ($1.1 million), Assembly Eagles Landing ($1.0 million) and higher depreciation and amortization at Watergate 600 ($0.3 million). The increase was partially offset by lower depreciation and amortization at same-store residential properties ($0.9 million) and The Oxford ($0.1 million).
Interest Expense: Interest expense by debt type for the three months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2022	2021	$ Change	% Change
Notes payable	$5,127	7,523	$(2,396)	(31.8)%
Mortgage notes payable	524	—	524	100.0%
Line of credit	931	765	166	21.7%
Capitalized interest	—	(182)	182	(100.0)%
Total	$6,582	$8,106	$(1,524)	(18.8)%

•Notes payable: Decrease primarily due to the prepayment of $300.0 million of unsecured notes during the third quarter of 2021 that had been scheduled to mature in October 2022 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021.
•Mortgage notes payable: Increase due to assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the second quarter of 2022. In September 2022, we extinguished the liabilities associated with these mortgages though defeasance arrangements.
•Line of credit: Increase primarily due to higher weighted average borrowings of $22.4 million and a weighted average interest rate of 3.34% in the 2022 Quarter, as compared to weighted average borrowings of $20.9 million and a weighted average interest rate of 1.1% during the 2021 Quarter.
•Capitalized interest: Decrease primarily due to ceasing capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Loss on extinguishment of debt: During the 2022 Quarter, we extinguished the liabilities associated with mortgage notes payable for Marietta Crossing and Alder Park through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million. During the 2021 Quarter, we recognized a $12.3 million loss on extinguishment of debt related to the prepayment of the $300.0 million of unsecured notes that were originally scheduled to mature in October 2022, a $0.2 million loss on extinguishment of debt related to the prepayment of a $150.0 million portion of the $250.0 million 2018 Term Loan and a $0.2 million loss on extinguishment of debt related to the renewal of our Revolving Credit Facility.

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

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Residential revenue:
Same-store portfolio	$112,702	$105,641	$7,061	6.7%
Acquisitions (1)	18,718	488	18,230	3,735.7%
Development (2)	7,642	4,152	3,490	84.1%
Non-residential (3)	807	794	13	1.6%
Total	139,869	111,075	28,794	25.9%
Residential expenses:
Same-store portfolio	40,428	38,589	1,839	4.8%
Acquisitions	8,049	212	7,837	3,696.7%
Development	2,720	2,420	300	12.4%
Non-residential	214	219	(5)	(2.3)%
Total	51,411	41,440	9,971	24.1%
Residential NOI:
Same-store portfolio	72,274	67,052	5,222	7.8%
Acquisitions	10,669	276	10,393	3,765.6%
Development	4,922	1,732	3,190	184.2%
Non-residential	593	575	18	3.1%
Total	88,458	69,635	18,823	27.0%
Other NOI (4)	10,032	9,588	444	4.6%
Total NOI	98,490	79,223	19,267	24.3%
Reconciliation to net loss:
Property management expenses	(5,462)	(4,448)	(1,014)	22.8%
General and administrative expenses	(20,998)	(19,838)	(1,160)	5.8%
Transformation costs	(6,645)	(4,796)	(1,849)	38.6%
Depreciation and amortization	(69,871)	(52,542)	(17,329)	33.0%
Interest expense	(18,388)	(28,387)	9,999	(35.2)%
Loss on interest rate derivatives	—	(5,866)	5,866	(100.0)%
Loss on extinguishment of debt	(4,917)	(12,727)	7,810	(61.4)%
Other income	454	3,037	(2,583)	(85.1)%
Discontinued operations (5):
Income from operations of properties sold or held for sale	—	23,083	(23,083)	(100.0)%
Gain on sale of real estate, net	—	46,441	(46,441)	(100.0)%
Net (loss) income	$(27,337)	$23,180	$(50,517)	(217.9)%
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

Real estate rental revenue from same-store residential properties increased $7.1 million, or 6.7%, to $112.7 million for the 2022 Period, compared to $105.6 million for the 2021 Period, primarily due to higher rental income ($5.6 million), lower rent abatements ($1.3 million) and higher one time fees ($0.4 million), partially offset by higher credit losses ($0.2 million).

Real estate rental revenue from acquisitions increased $18.2 million due to the acquisitions of Carlyle of Sandy Springs ($4.6 million) during the first quarter of 2022, Marietta Crossing ($2.9 million) and Alder Park ($2.1 million) during the 2022 Quarter, Assembly Eagles Landing ($6.1 million) during the fourth quarter of 2021 and The Oxford ($2.5 million) during the third quarter of 2021.

Real estate rental revenue from development properties increased $3.5 million due to the continued lease-up of the Trove development, which reached stabilization in the fourth quarter of 2021.

Average occupancy for residential properties for the 2022 Period and 2021 Period was as follows:

September 30, 2022			September 30, 2021			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.7%	94.4%	95.4%	95.1%	57.6%	92.7%	0.6%	36.8%	2.7%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Kenmore, 3801 Connecticut Avenue, Assembly Germantown, Assembly Herndon and Park Adams, partially offset by lower average occupancy at The Ashby at McLean.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2022 Period and 2021 Period were 36.8% and 37.3%, respectively.

Real estate expenses from same-store residential properties increased $1.8 million, or 4.8%, to $40.4 million for the 2022 Period, compared to $38.6 million for the nine months ended September 30, 2021, primarily due to higher administrative ($0.5 million), real estate tax ($0.5 million), utilities ($0.3 million), insurance ($0.3 million) and contract maintenance and supplies ($0.2 million) expenses.

Real estate expenses from acquisitions increased $7.8 million due to the acquisitions of Carlyle of Sandy Springs ($1.9 million) during the first quarter of 2022, Marietta Crossing ($1.1 million) and Alder Park ($0.7 million) during the 2022 Quarter, Assembly Eagles Landing ($2.7 million) during the fourth quarter of 2021, and The Oxford ($1.4 million) during the 2021 Quarter.

Other NOI

Other NOI classified as continuing operations increased due to higher NOI at Watergate 600 ($0.4 million).

Other Income and Expenses

Property management expenses: Increase of $1.0 million primarily due to the acquisitions of The Oxford and Assembly Eagles Landing during the third and fourth quarters of 2021, the acquisitions of Carlyle of Sandy Springs, Marietta Crossing and Alder Park during the 2022 Period and Trove reaching stabilization during the fourth quarter of 2021.

General and administrative expenses: Increase of $1.2 million primarily due to corporate overhead no longer being allocated to office management due to the sales of the Office and Retail Portfolios in 2021 ($2.0 million), higher legal fees ($0.9 million), higher office rent ($0.6 million) from the commencement of the corporate office lease during the third quarter of 2021 and higher recruitment fees ($0.2 million). The increase was partially offset by lower short term incentive compensation expense ($1.8 million) and lower leasing expenses ($0.7 million) during the 2022 Period.

Transformation costs: Increase of $1.8 million primarily due to higher employee time allocations ($1.2 million) related to the strategic transformation, higher software depreciation ($1.2 million) and higher software costs ($0.6 million), partially offset by lower severance expenses ($1.3 million).

Depreciation and amortization: Increase of $17.3 million primarily due to the acquisitions of Assembly Eagles Landing ($5.7 million), Carlyle of Sandy Springs ($4.8 million), Marietta Crossing ($4.0 million), Alder Park ($1.9 million) and The Oxford ($1.0 million) and higher depreciation and amortization at Watergate 600 ($0.6 million). These increases were partially offset by lower depreciation and amortization at same-store residential properties ($0.6 million) and Trove ($0.1 million).

Interest Expense: Interest expense by debt type for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2022	2021	$ Change	% Change
Notes payable	$15,331	$26,484	$(11,153)	(42.1)%
Mortgage notes payable	1,014	—	1,014	100.0%
Line of credit	2,326	2,464	(138)	(5.6)%
Capitalized interest	(283)	(561)	278	(49.6)%
Total	$18,388	$28,387	$(9,999)	(35.2)%

•Notes payable: Decrease primarily due to the prepayment of $300.0 million of unsecured notes during the third quarter of 2021 that had been scheduled to mature in October 2022 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021.
•Mortgage notes payable: Increase due to the assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the 2022 Period. In September 2022, we extinguished the liabilities associated with these mortgages though defeasance arrangements.
•Line of credit: Decrease primarily due to lower weighted average borrowings of $7.5 million and a weighted average interest rate of 3.34% in the 2022 Period, as compared to weighted average borrowings of $46.5 million and weighted average interest rate of 1.1% during the 2021 Period.
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

Loss on extinguishment of debt: During the 2022 Period, we extinguished the liabilities associated with mortgage notes payable for Marietta Crossing and Alder Park through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million. During the 2021 Period we recognized a $12.3 million loss on extinguishment of debt related to the prepayment of the $300.0 million of unsecured notes that were originally scheduled to mature in October 2022, a $0.2 million loss on extinguishment of debt related to the prepayment of a $150.0 million portion of the $250.0 million 2018 Term Loan and a $0.2 million loss on extinguishment of debt related to the renewal of our Revolving Credit Facility.

Other income: Income during the 2022 Period relates to real estate tax refunds ($0.4 million) received in the first quarter of 2022 on previously sold properties. During the 2021 Period, we recognized $1.3 million in other income related to a legal settlement, $1.3 million related to a real estate tax refund for an office property sold in 2018 and $0.4 million related to a construction easement at a retail property during the 2021 Period.

Discontinued operations

Income from properties sold or held for sale: Decrease due to the sale of the Office Portfolio and the Retail Portfolio during the 2021 Quarter.

Gain on sale of real estate, net: The net gain during 2021 is due to the gain on sale of the Retail Portfolio ($57.7 million), partially offset by the loss on sale of the Office Portfolio ($11.2 million).

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital commitments and contractual obligations, as well as the payment of dividends, on-going transformational costs and funding possible growth opportunities. Through our Office Portfolio and Retail Portfolio sales in 2021, which had a combined contract sales price of approximately $934.3 million, we executed strategic transactions that will allow us to pursue residential expansion in Sunbelt markets, meet our debt obligations for the next twelve months, and pay a dividend on a quarterly basis. In connection with our strategic transformation, we are designing our operating model for purposes of more efficiently and effectively supporting residential operations. We recognized $2.4 million and $6.6 million of transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations during the 2022 Quarter and 2022 Period, respectively, and anticipate incurring approximately $3.0 - $4.0 million of additional transformation costs during 2022. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

We also believe we have adequate liquidity beyond October 2022, with only $143.0 million of scheduled debt maturities prior to 2027. As of October 24, 2022, we had cash and cash equivalents totaling $19.7 million and a borrowing capacity of $634.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $653.7 million.

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
•Approximately $25.0 - $30.0 million to invest in our existing portfolio of operating assets;
•Approximately $0.7 - $1.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2022, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2022. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

As of September 30, 2022, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility	Total Debt	Average Interest Rate
2022	$—		$—	$—	—%
2023	100,000	(1)	—	100,000	2.3%
2024	—		—	—	—%
2025	—		43,000	43,000	4.0%
2026	—		—	—	—%
Thereafter	400,000		—	400,000	4.5%
Scheduled principal payments	$500,000		$43,000	$543,000	4.1%
Net premiums/discounts	(122)		—	(122)
Loan costs, net of amortization	(2,631)		—	(2,631)
Total	$497,247		$43,000	$540,247	4.1%
______________________________
(1)    Elme Communities entered into an interest rate swap to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed rate for the remaining $100.0 million portion of the 2018 Term Loan. The interest rates are fixed through the term loan maturity of July 2023.

The weighted average maturity for our debt is 6.3 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of September 30, 2022, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 87.5 million shares were outstanding at September 30, 2022.

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

Our issuances and net proceeds on the dividend reinvestment program for the three and nine months ended September 30, 2022 and 2021 were as follows ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common shares	12	19	32	65
Weighted average price per share	$21.15	$23.73	$24.01	$22.97
Net proceeds	$259	$459	$777	$1,468

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2022, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Net cash provided by operating activities	$51,456	$66,383	$(14,927)	(22.5)%
Net cash (used in) provided by investing activities	(223,248)	823,241	(1,046,489)	(127.1)%
Net cash used in financing activities	(52,555)	(589,512)	536,957	(91.1)%

Net cash provided by operating activities decreased primarily due to the sales of the Office Portfolio and Retail Portfolio in 2021 (see note 3 to the consolidated financial statements).

Net cash (used in) provided by investing activities increased primarily due to the sales of the Office and Retail portfolios during the 2021 Period and the acquisitions of Marietta Crossing, Alder Park and Carlyle of Sandy Springs during the 2022 Period.

Net cash used in financing activities decreased primarily due to a higher volume of debt repayments during the 2021 Period and higher net proceeds from equity issuances and lower dividends paid in the 2022 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2022 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(10,739)	$31,319	$(27,337)	$23,180
Adjustments:
Depreciation and amortization	23,632	18,252	69,871	52,542
Discontinued operations:
Depreciation and amortization	—	—	—	22,904
Gain on sale of depreciable real estate	—	(46,441)	—	(46,441)
NAREIT FFO	$12,893	$3,130	$42,534	$52,185

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and nine months ended September 30, 2022. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on September 30, 2022 (in thousands):

	2022	2023		2024	2025	2026	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$100,000	(1)	$—	$—	$—	$400,000	$500,000	$459,725
Interest payments	$576	$19,340		$17,995	$17,995	$17,995	$69,369	$143,270
Interest rate on debt maturities	—%	2.3%		—%	—%	—%	4.5%	4.1%
Unsecured variable rate debt
Principal	$—	$—		$—	$43,000	$—	$—	$43,000	$43,000
Variable interest rate on debt maturities					4.0%			4.0%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2022 and December 31, 2021 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2022	December 31, 2021
$100,000	1.205%	One-Month USD-LIBOR	3/31/2017	7/21/2023	$2,463	$(821)

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

There have not been any changes in Elme Communities’ internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Elme Communities’ internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 18, 2022.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/16/2021
3.2	Articles of Amendment to the Articles of Amendment and Restatement, effective as of October 17, 2022	8-K	001-06622	3.1	10/17/2022
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.2	10/17/2022
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

ELME COMMUNITIES

/s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer

/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
DATE: October 28, 2022