Form 10-K
period 2022-12-31
Elme Communities
filed 2023-02-17
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 001-06622
___________________________________________________
ELME COMMUNITIES
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2022, the aggregate market value of such shares held by non-affiliates of the registrant was $1,843,764,478 (based on the closing price of the shares on June 30, 2022).
As of February 14, 2023, 87,699,948 common shares were outstanding.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ELME COMMUNITIES
2022 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

Elme Communities Overview

Elme Communities, a Maryland real estate investment trust (the "Company"), is a self-administered equity real estate investment trust ("REIT") and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. In October 2022, the Company changed its name from Washington Real Estate Investment Trust to Elme Communities to reflect the Company’s transition into a focused multifamily company, and subsequent geographic expansion into Sunbelt markets. On October 20, 2022, the Company’s ticker symbol on the New York Stock Exchange changed from “WRE” to “ELME.”
Business and Investment Strategy

Our mission is to elevate the value living experience and create a place our residents are proud to call home by continuously focusing on service, efficiency, and innovation. We are focused on creating shareholder value by providing quality, affordably priced housing to a deep, solid, and growing base of mid-market demand. Our research indicates that affordability is a pressing rental issue at multiple price points across the mid-market rent spectrum. We believe that rents can be consistently grown if a portfolio’s price point does not compete directly with new product price points and wages for mid-market renters are growing. Furthermore, as the cost of homeownership continues to rise above affordable levels for median income earners, we expect to benefit from sustained demand for quality, affordably priced rental housing.

We acquire, develop, and renovate apartment communities that align with our research-led investment strategy, which is focused on the following:

•targeting markets that have economies with diverse, innovative industries that drive outsized job creation, wage growth and in-migration, which we believe will benefit from these trends in the years to come;
•targeting middle-income renters who make up the largest share of apartment demand in each of our current and target markets but for whom new apartment supply and the cost of owning a home is unaffordable;
•executing value-add renovations that are tailored to each submarket, target renter group and individual community to provide an improved yet affordable living experience while enhancing shareholder value; and
•targeting investment opportunities that have operating upside through community management strategies.

Our research-focused approach enables us to craft optimal strategies to provide the best combination of value, quality, and resident experience in our apartment communities. We categorize our apartment communities among broader asset classes, as determined by a variety of factors, including the age of our buildings, rent growth drivers and rent relative to the market:

Class A

–Class A communities are recently developed and command rental rates above market median rents.
–Class A- communities have been developed within the past twenty years and feature operational improvements and unit upgrades and command rents at or above median market rents.

Class B

–Class B Value-Add communities feature operational improvements and strong potential for unit renovations. These communities, which are generally over twenty years old, command average rental rates below median market rents for units that have not been renovated.
–Class B communities feature operational improvements and command average rental rates below median market rents. Near-term rent growth is driven by operational improvements and market rent growth without unit renovations. These communities are over twenty years old and can become Class B Value-Add depending on future market rents and renovation opportunities.

Regional Real Estate Markets (1)

While we have historically focused our investments in the greater Washington, DC metro region, we began expanding into the Sunbelt region in 2021. Currently, approximately 20% of our residential homes are located in the Sunbelt region. We target markets that have economies with diverse, innovative industries that drive outsized job creation, wage growth and in-migration. Our current targeted expansion markets include Atlanta, Georgia, Dallas-Fort Worth, Texas, Raleigh/Durham, North Carolina, and Charlotte, North Carolina. As of December 31, 2022, we have acquired five apartment communities in the Atlanta metro region and expect to continue to invest in the Sunbelt region in the coming years.

Our multifamily transformation and subsequent geographic expansion were designed to provide greater opportunities for growth as opposed to the headwinds facing the commercial office and retail sectors. As expected, our portfolio experienced very strong rental rate growth during 2022. Our in-place rent growth accelerated during the second half of the year. Looking forward, we believe we are positioned with historically high embedded growth, which we expect will drive outsized revenue and net operating income growth in 2023.

Our portfolio's allocation in the Atlanta and Washington markets, and our focus on value-oriented price points, help enable our future growth, while also providing relative insulation during economic downturns. Over the past five and 10-year periods, Class B rent growth has outperformed Class A in both of our operating markets. Additionally, our mid-market price points have not directly competed with new supply, as our average monthly rent is generally several hundred dollars below the asking rent for new deliveries. Moreover, the national cost of owning a home compared to renting a single-family starter home is the highest it’s been in over 20 years. As housing remains undersupplied and the cost of homeownership remains unaffordable for many median-income households, we expect to benefit from sustained demand for quality, affordable rental options.

Washington, DC metro region (22 apartment communities)

The apartment market in the Washington, DC metro region performed well in 2022, with moderation in fundamentals during the second half of the year. In the fourth quarter of 2022, annual demand was flat, and the softening in demand the past three quarters caused overall market occupancy to decline by 190 basis points year-over-year to 95.1%.

Atlanta metro region (5 apartment communities)

The apartment market in the Atlanta metro region performed well in 2021 and 2022 due to the economic recovery, higher household formation and higher in-migration. In the second half of 2022, the Atlanta apartment market experienced a cooling in demand relative to 2021, mirroring most national markets. As a result, overall market occupancy in the fourth quarter of 2022 decreased by 320 basis points year-over-year to 93.8%.

Raleigh/Durham and Charlotte metro regions (targeted markets)

The apartment markets in the Raleigh/Durham and Charlotte metro regions were also strong in 2022, though apartment demand in both markets began to pull back in the second quarter of 2022, with continued tapering for the remainder of the year. Overall market occupancy remained strong in the Raleigh/Durham and Charlotte markets, decreasing by 280 basis points to 94.4% and by 290 basis points to 94.2%, respectively, at the end of the fourth quarter of 2022, compared to the prior year. In the fourth quarter of 2022, asking rent growth was 7.1% and 8.1% in the Raleigh/Durham and Charlotte markets, respectively.

Dallas-Fort Worth metro region (targeted market)

While annual demand cooled in the fourth quarter of 2022, the apartment market in the Dallas-Fort Worth metro region continued to lead the nation for new supply in absolute numbers. As a percentage of existing inventory, the region’s inventory growth is in line with other Sunbelt markets and is lower than many mid-sized markets. Overall market occupancy was approximately 94.1%, down 300 basis points from a year ago. In the fourth quarter of 2022, asking rent growth remained strong at 8.6% year-over-year.
______________________________
(1)     The source of all numerical data in this section is RealPage Market Analytics

Our Portfolio

As of December 31, 2022, we owned approximately 8,900 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also owned approximately 300,000 square feet of commercial space in the Washington, DC metro region. The percentage of total real estate rental revenue from continuing operations by property type for the three years ended December 31, 2022, and the average occupancy for the year ended December 31, 2022, were as follows:

Average Occupancy, year ended December 31, 2022		% of Total Real Estate Rental Revenue
		2022	2021	2020
95%	Residential	91%	89%	82%
92%	Other	9%	11%	18%
		100%	100%	100%

Total real estate rental revenue from continuing operations for each of the three years ended December 31, 2022, was $209.4 million, $169.2 million and $176.0 million, respectively. During the three years ended December 31, 2022, we acquired five residential properties and placed one residential development project into service. During that same period, we sold fifteen office properties and eight retail properties. See note 14 to the consolidated financial statements for further discussion of our operating results by segment.

No single tenant accounted for more than 5% of real estate rental revenue from continuing operations in any of the three years ended December 31, 2022.

We enter into arrangements from time to time by which various service providers conduct day-to-day community management and/or leasing activities at our properties. As of December 31, 2022, Bozzuto Management Company ("Bozzuto") and Greystar Real Estate Partners ("Greystar") provide community management and leasing services at the majority of our residential communities and Stream Realty Partners ("Stream") provides property management and leasing services at our sole office property, Watergate 600. Bozzuto and Greystar provide such services under individual community management agreements for each residential community, each of which is separately terminable by us or Bozzuto/Greystar, as applicable. Although they vary by community, on average, the fees charged by Bozzuto/Greystar under each agreement are approximately 3% of revenues at each residential community. We are currently implementing a plan to perform day-to-day community management and leasing activities at our residential communities internally rather than outsource those activities. This process began in October of 2022 and is scheduled to be completed in 2023. As of December 31, 2022, 3 of our 27 residential communities were managed internally.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2022 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the properties is contained in Item 2, Properties, and note 14 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental, Social and Governance

At Elme Communities, our Environmental, Social and Governance (“ESG”) strategy is to operate and grow in a sustainable, responsible manner that contributes to positive economic, social, and environmental outcomes for shareholders, employees, and the communities in which we serve. We intend to continue providing an annual ESG report that includes disclosures aligned with Global Reporting Initiative Standards 2016, the United Nations Sustainable Development Goals, the Sustainability

Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures. This report can be found online at https://www.elmecommunities.com/esg/. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

Environmental

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

We implement sustainable policies and practices at all of our properties, for purposes of ensuring occupants and residents work and live in efficient, healthy spaces. We track annual asset-level performance of energy use, greenhouse gas emissions, and water consumption, utilizing ENERGY STAR Portfolio Manager as well as Measurabl ESG software. Over the past several years we have demonstrated continual progress in achieving reductions. We apply industry standard rating systems such as the Leadership in Energy and Environmental Design (“LEED”) and Building Research Establishment Environmental Assessment Method (“BREEAM”) to establish sustainable practices for building design, construction, operations, and maintenance. During unit renovations, we replace end-of-life appliances with ENERGY STAR rated equipment; heating, ventilation, and air conditioning systems with more efficient models; as well as update water fixtures to low-flow options. Additionally, we continue to expand our electric vehicle charging stations across our portfolio to support the transition of our residents to electric transportation.

Social

Among our social initiatives is a commitment to financial inclusion, which aims to increase the availability and equality of financial service opportunities, remove barriers to the financial sector, and enable individuals to improve their financial wellbeing. Beyond credit history, life-altering events can interrupt a resident’s ability to pay rent, including job loss, medical emergencies, domestic violence, and other hardships. This can lead to delinquencies, increased interest rate debt, potential eviction, and situational unhousing.

In 2022, we announced a partnership with a financial technology company to dismantle barriers to housing for working families. Through this partnership, on-time rent payments will be reported monthly to all three credit bureaus, providing an opportunity for residents to build their credit. This no-cost amenity is available to 100% of our community residents. This initiative follows a “do no harm” mindset. Therefore, only on-time payments—not delinquencies—will be reported.

In addition to credit reporting, our technology partner's platform offers housing stability loans for residents experiencing financial hardship. These interest-free loans provide up to three months of rent relief, enabling residents to remain housed during difficult times. Residents can then work with our technology partner to set up a 12-month repayment plan for the loan.

These programs support the short- and long-term financial well-being of our residents.

We are committed to robust corporate governance and high ethical standards. Our Board of Trustees (the “Board”) is responsible for corporate policy and management oversight to enhance long-term shareholder value. In 2020, our Board formalized the oversight, implementation, and improvement of ESG initiatives, recognizing that environmental and social matters—together with strong corporate governance—play a critical role in the execution of our ESG strategy.

We are made up of growth-oriented, hardworking individuals dedicated to transforming creative ideas into decisive action. Our flat organizational structure facilitates frequent, meaningful interactions with Company executives, and our commitment to teamwork and entrepreneurial spirit enables employees at every level to conceptualize ideas and make them happen. We create an environment designed to encourage people to do what they do best, all while learning, growing, and contributing in meaningful ways to build a better company. We trust, encourage, and support one another, driving our pursuit of excellence.

Human Capital

Employees, Training and Development

On February 14, 2023, we had 102 employees, including 43 persons engaged in community management functions who were hired in connection with the internalization of our community management functions, and 59 persons engaged in corporate, financial, asset management and other functions. We expect the number of employees engaged in community management functions to increase throughout 2023 as we continue the internalization of community management services at our apartment communities. All of our officers and substantially all of our corporate-level employees live and work in or near the greater Washington, DC metro region, and our community management employees live and work in or near their respective communities.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our new and existing employees. At Elme Communities, we place great value on employee growth through goals, feedback and professional and leadership development offerings. Our human resources team provides ongoing training and development opportunities to all employees. We financially support employees pursuing industry-specific training and certification programs and we encourage employees to join professional organizations that offer technical, soft skill and leadership development workshops.

Additionally, our equity and cash incentive plans are designed to attract, retain and reward our workforce through the granting of share-based and cash-based compensation awards, with the goal of motivating employees to perform to the best of their abilities and achieve our objectives, including increasing shareholder value.

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

Our technological capabilities allow our corporate-level employees the flexibility to work from anywhere at any time. This allows us to easily meet our residents’ needs as well as those of our employees.

Diversity, Equity, Inclusion and Accessibility

Our Diversity, Equity, Inclusion, and Accessibility Initiative ("DEIA") is a long-term commitment to promoting an environment where each individual feels comfortable being their most authentic selves. We believe diversity of backgrounds, experiences, cultures, ethnicities, and interests leads to new ways of thinking and drives engagement and organizational success. Our diverse DEIA Council is overseen by our senior leadership team and board of trustees. The DEIA Council tracks and monitors our diversity metrics and facilitates learning and training opportunities, including a diversity speaker series, targeted recruitment and relationship development with diverse industry groups for internships and employment opportunities and partnering with community-based non-profits for volunteer activities.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary. Our taxable REIT subsidiary is subject to corporate U.S. federal, state and local income tax on its taxable income at regular statutory rates (see note 1 to the consolidated financial statements for further disclosure).

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

Availability of Reports

Copies of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on our website www.elmecommunities.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with Securities and Exchange Commission.

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Elme Communities as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 38.

Risks Related to our Business and Operations

We may be unable to successfully expand our operations into new markets and submarkets, which could have a material adverse effect on us, the trading price of our shares and our ability to make distributions to our shareholders.

In connection with our strategic transformation, which began in 2021, we intend to further expand our residential platform through acquisitions in Sunbelt markets. Our current targeted expansion markets include Atlanta, Georgia, Raleigh/Durham, North Carolina, Charlotte, North Carolina and Dallas-Fort Worth, Texas. During 2021 and 2022, we acquired five apartment communities in the Atlanta metro region and plan to continue to invest in the Sunbelt region in 2023 and beyond. However, our historic operations have been concentrated in the Washington DC, metro region, where we have expertise in acquiring and operating assets. The risks applicable to our ability to acquire, integrate and operate apartment communities in the Washington DC, metro region are also applicable to our ability to acquire, integrate and operate apartment communities in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we have entered in connection with our strategic transformation or that we may enter, which could adversely affect our ability to expand and success in expanding into those markets. Furthermore, we may be unable to build a significant market share or achieve a desired return on our investments in new markets. The occurrence of any of the foregoing risks could have a material adverse effect on us, the trading price of our shares and our ability to make distributions to our shareholders.

Our performance and value are subject to risks associated with our apartment communities and with the real estate industry, which could adversely affect our cash flow and ability to make distributions to our shareholders. Furthermore, substantially all of our investments are concentrated in the multifamily asset class.

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
•a return of the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers;
•declines in the financial condition of our residents;
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

Additionally, as of December 31, 2022, substantially all of our investments are concentrated in the multifamily industry, and we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than when we had investments in more than one asset class.

The multifamily industry is also highly competitive. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can use working capital to finance projects, while we (and our competitors that are REITs) may have to forgo and/or liquidate otherwise attractive investments as we must comply with REIT requirements. These actions could have the effect of reducing our income and amount available for distribution to shareholders. Thus, compliance with REIT requirements may hinder our ability to make, or, in certain cases, maintain ownership of, certain attractive investments.

Competition may also result in overbuilding of multifamily properties, causing an increase in the number of multifamily units available which could potentially decrease occupancy and multifamily rental rates at our properties. We may also be required to expend substantial sums to attract new residents. These factors may cause resale value of the property to be diminished because the market value of a particular property will depend principally upon the net revenues generated by the property. Further, costs associated with real estate investment generally are not reduced when circumstances, such as the ongoing pandemic, cause a reduction in income from the investment.

Each of these factors could possibly limit our ability to retain our current residents, attract new ones or increase or maintain rents, which could lower the value of our properties and adversely affect our results of operations and our financial condition.

Macroeconomic trends, including inflation and rising interest rates, may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Recently, inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates and wages. These increases and any interventions, fiscal or otherwise, by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and borrowing costs as well as decreasing the cash available to our residents and tenants and prospective residents and tenants who wish to rent in our communities. Although we expect to be able to increase rent to combat the effects of inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents that residents and tenants would be willing to pay, which could adversely affect our results of operations. Additionally, a decline in the market value of real estate in the regions in which we operate may result in the carrying value of certain real estate assets exceeding their fair value, which may require us to recognize an impairment to those assets.

We are currently dependent upon the economic and regulatory climate of the Washington, DC metro region, which may impact our profitability and may limit our ability to meet our financial obligations when due and/or make distributions to our shareholders.

As of December 31, 2022, 80% of our residential apartment homes were located in the Washington, DC metro region and 20% of our residential apartment homes were located in the Atlanta, Georgia metro region. While we are implementing a strategy of continued expansion into the Sunbelt region, our current concentration in just two geographic markets may expose us to a greater amount of market dependent risk than if we were more geographically diverse. Our performance could be adversely affected by the economic conditions in, and other factors relating to, these two geographic areas, including zoning and other regulatory conditions, competition for residents and supply and demand for apartment in these regions, as well as unemployment and job growth. Additionally, in the Washington, DC metro region, general economic conditions and local real estate conditions are dependent upon various industries that are predominant in the area (such as government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of the region. Additionally, we are susceptible to adverse developments in the Washington, D.C. regulatory environment, such as increases in real estate and other taxes, the costs of complying with governmental regulations or increased regulations and actual or threatened reductions in federal government spending and/or changes to the timing of government spending, as has occurred during federal government shutdowns. To the extent that these markets become less desirable to operate in, our results of operations could be more negatively impacted than if we were more diversified within our markets. In the event of negative economic and/or regulatory changes in the regions in which we operate, we may experience a negative impact to our profitability and may be limited in our ability to meet our financial obligations when due and/or make distributions to our shareholders.

Short-term leases expose us to the effects of declining market rents sooner than long-term leases, which could adversely affect our cash flow, results of operations and financial condition.

Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents sooner than if our apartment leases were for longer terms. Additionally, if the terms of a renewal or reletting are less favorable than current terms, then our results of operations and financial condition could be negatively affected. For each the three years ended December 31, 2022, the same store residential resident retention rate was 63%, 60%, and 57%, respectively.

The risks related to our commercial operations could adversely impact our results of operations and financial condition.

Although we are primarily in the residential rental business, we also own ancillary commercial space, primarily within our apartment communities, and own one office building that we lease to third parties. Gross rental revenue provided by leased commercial space in our portfolio represented 9% of our real estate rental revenue from continuing operations in 2022. The long term nature of our commercial leases and characteristics of many of our tenants (generally small, local businesses) may subject us to certain risks, such as difficulties or delays in reletting this commercial space and in achieving desired rental rates, the cost of allowances and concessions to tenants, which may be less favorable than current terms, a failure rate of small, local business that may be higher than average and competition with other commercial spaces, which may affect our ability to lease space and the level of rents we can obtain. Additionally, if our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations. Each of these factors could adversely impact our results of operations and financial condition.

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

Jurisdictions in which we own property have adopted, or may in the future adopt, laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Such laws and regulations limit our ability to charge market rents, increase rents or evict residents at our apartment communities and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of homes at below-market rents, which has a negative impact on our ability to increase cash flows from our residential properties subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying residents to such properties. As of December 31, 2022, four of our residential properties, each located within the Washington, DC metro region, were subject to such regulations.

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

Properties developed or acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development and commencement of leasing activity. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management’s time and attention.

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

Corporate social responsibility, specifically related to Environmental, Social and Governance, may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations and financial condition and the price of our securities.

Environmental, social and governance matters have become increasingly important to investors and other stakeholders. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics. Many investors focus on ESG-related business practices and scores when choosing where to allocate their investments and may consider a company's score as a factor in making an investment decision. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. Additionally, if our corporate responsibility procedures or standards do not meet the standards set by various constituencies, we may face reputational damage. There can be no assurance of how we will score on the ESG metrics used by such advisory organizations in the future, particularly since the criteria by which companies are rated for their ESG efforts may change. A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors and/or cause investors to reallocate their capital away from the Company, each of which could have an adverse impact on the price of our securities.

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

We enter into arrangements from time to time with various service providers which conduct day-to-day community management and/or leasing activities at many of our apartment communities. As of December 31, 2022, our office property and 95% of our apartment homes are managed by third-party service providers. Failure of such service providers to adequately perform their contracted services could negatively impact our ability to retain residents or lease vacant space. As a result, any such failure could negatively impact our profitability.

Our strategic transformation could place a significant strain on our management team and personnel and requires us to increase the size of our workforce. Furthermore, we depend on our key personnel, and we can provide no assurances that we will be successful in attracting and retaining such personnel.

We expect the total number of our employees to increase as we internalize our community management operations, which could place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Properly managing this internalization will also require us to increase the size of our workforce as we hire, train, and manage qualified employees and staff. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Additionally, if any of our key personnel were to terminate their employment with us, our operating results could suffer, and since competition for such personnel is intense, we cannot assure you that we will be successful in attracting and retaining such personnel or that we will not need to incur additional expense to attract and retain such personnel.

Moreover, if we must implement any reductions in workforce or restructurings, we may be subject to unintended consequences and costs, such as attrition beyond the intended reduction in workforce, the distraction of employees, or reduced employee morale which could adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future or increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. A failure to properly manage the size of our workforce could have an adverse effect on our financial condition and results of operations.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments which may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

While we currently have no interests in joint ventures, we may from time to time invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions, and we may be forced to make contributions to maintain the value of the property. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our shareholders. In some instances, joint venture partners may have competing interests that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they act inconsistent with our interests in the joint venture, we may be adversely affected.

Climate change and regulation regarding climate change in the regions in which we operate may adversely affect our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders.

Climate change (including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature), may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions (particularly in areas closer to coasts). Additionally, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies.

Changes in U.S. federal and state legislation and regulations on climate change could result in utility expenses and/or capital expenditures to improve the energy efficiency of our existing properties or other related aspects of our properties in order to comply with such regulations or otherwise adapt to climate change. The U.S. government and various state agencies have introduced or are contemplating regulatory changes in response to the potential impact of climate change, including legislation regarding green-house gas emissions and renewable energy targets. Any such regulation regarding climate change may require unplanned capital improvements and increased engagement by our employees. Any adopted future climate change regulations could negatively impact our ability to compete with companies not subject to such regulations. From a medium and long-term perspective, as a result of these regulatory initiatives, we may see an increase in costs relating to any owned or future properties and failure to meet certain performance standards could result in fines for non-compliance, a decrease in demand and a decline in the value of our properties. As a result of these and other regulations, our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

Actual or threatened acts of violence, including terrorist attacks, may adversely affect our ability to generate revenues and the value of our properties.

Actual or threatened acts of violence, including terrorist attacks, could occur in the localities in which we conduct business. As a result, some residents in our markets may choose to relocate to other markets. This could result in an overall decrease in the demand for such markets generally, which could increase vacancies or impact rental rates in our properties. In addition, future acts of violence or terrorist attacks could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially which would negatively affect our results of operations.

Some potential losses are not covered by insurance, which could adversely affect our financial condition or cash flow.

The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in March 2023 or August 2023, depending on the property. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

Our insurance does not cover terrorist related activities except certain non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

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

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan, we face cybersecurity risks, such as cyber-attacks, ransomware and other malware, social engineering, phishing schemes or bad actors inside our organization. The risk of a security breach, disruption, or cyber-attack, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. Any such incident may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require increasing resources from us to analyze and mitigate, and there is no assurance that our efforts will be effective. Additionally, as a result of the internalization of community management services for our properties, which began in late 2022, we collect and retain greater amounts of personal information, both from employees and current and potential residents, which increases the risks and potential effects of such an incident. We also rely on third-party service providers in our conduct of our business, and we can provide no assurance that the security measures of those providers will be effective.

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

A pandemic, including the outbreak of COVID-19, and measures intended to prevent its spread, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A pandemic and emergence of new variants could (as the current outbreak of COVID-19 has) negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact the multifamily industry and our business. Pandemic outbreaks could lead (and the current outbreak of COVID-19 has led) governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying residents and tenants.

The impact of an ongoing pandemic and measures to prevent its spread could (and the current outbreak of COVID-19 has)

negatively impact and could continue to negatively impact our businesses in a number of ways, including shifts in consumer housing demand, our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. In the event of a decline in business activity and demand for real estate transactions, our ability or desire to grow or diversify our residential portfolio could (and has been) be affected. Additionally, local and national authorities could continue to expand and extend certain measures imposing restrictions on our ability to enforce contractual rental obligations upon our residents and tenants. Unanticipated costs and operating expenses and decreased anticipated and actual revenue related to compliance with regulations, could negatively impact our future compliance with financial covenants of debt agreements and our ability to satisfy certain REIT-related requirements.

The full extent of the impact of a pandemic on our business is largely uncertain and dependent on a number of factors beyond our control, and we are not able to estimate with any degree of certainty the effect a pandemic or measures intended to curb its spread could have on our business, results of operations, financial condition, and cash flows. Moreover, many of the other risk factors described herein could be more likely to impact us as a result of a pandemic or measures intended to curb its spread.

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

On February 14, 2023, our total consolidated debt was approximately $0.6 billion. Using the closing share price of $19.04 per share of our common shares on February 14, 2023, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 25% as of February 14, 2023.

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

Loans under our credit facility may bear interest based on SOFR, but experience with SOFR based loans is limited.

Our credit facility requires the applicable interest rate or payment amount by reference to SOFR ("Secured Overnight Financing Rate"). The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced under USD-LIBOR. In addition, confusion related to the transition from USD-LIBOR to SOFR could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR. Furthermore, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under our credit facility determines that SOFR based rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding, outstanding SOFR based loans may be converted into base rate loans, which could result in increased borrowing costs.

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

Risks Related to Our Organizational Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change in control of Elme Communities, even if such a change in control may be in the best interest of our shareholders, and as a result may depress the market price of our common shares.

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

Our bylaws currently provide that the foregoing provision regarding "control share acquisitions" will not apply to any acquisition by any person of shares of beneficial interest of Elme Communities. There can be no assurance that this provision will not be amended or eliminated at any time in the future by our board of trustees and may be amended or eliminated with retroactive effect.

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

The share ownership limits imposed by the Code for REITs and imposed by our charter may restrict our business combination opportunities that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

The share ownership limits contained in our charter are based on the ownership at any time by any “person,” which term includes entities and certain groups. The share ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements. However, the share ownership limits on our shares and our enforcement of them might delay, defer, prevent, or otherwise inhibit a transaction or a change in control of Elme Communities, including a transaction that might involve a premium price for our common shares or that might otherwise be in the best interest of our shareholders.

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

In addition, our charter authorizes and our bylaws require us to indemnify our trustees for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws also require us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of Elme Communities, your ability to recover damages from such trustees or officers will be limited with respect to trustees and may be limited with respect to officers. In addition, we will be obligated to advance the defense costs incurred by our trustees and our executive officers, and may, in the discretion of our board of trustees, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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
•perceived attractiveness of the Washington, DC metro and Sunbelt regions;
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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our taxable REIT subsidiary (and any taxable REIT subsidiary formed in the future) generally will be subject to U.S. federal, state and local corporate income tax on their taxable income. Moreover, while we will attempt to ensure that our dealings with our taxable REIT subsidiary (and any taxable REIT subsidiary formed in the future) do not adversely affect our REIT qualification, we cannot provide assurances that we will successfully achieve that result.

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

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. Most recently, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws in connection with the passage of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief and Economic Security Act and the Inflation Reduction Act of 2022. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2022, which consisted of 27 residential communities, one office building and land held for development. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Homes	Average Occupancy, year ended December 31, 2022	Ending Occupancy, as of December 31, 2022
Residential Communities
Assembly Alexandria	Alexandria, VA	2019	1990	532	95.2%	95.3%
Cascade at Landmark	Alexandria, VA	2019	1988	277	95.2%	92.8%
Clayborne	Alexandria, VA	N/A	2008	74	95.9%	94.6%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	95.0%	96.1%
Bennett Park	Arlington, VA	N/A	2007	224	96.4%	94.6%
Park Adams	Arlington, VA	1969	1959	200	96.2%	96.5%
The Maxwell	Arlington, VA	N/A	2014	163	95.9%	96.3%
The Paramount	Arlington, VA	2013	1984	135	95.4%	96.3%
The Wellington	Arlington, VA	2015	1960	711	95.4%	94.9%
Trove	Arlington, VA	N/A	2020	401	95.0%	96.8%
Roosevelt Towers	Falls Church, VA	1965	1964	191	94.9%	91.6%
Assembly Dulles	Herndon, VA	2019	2000	328	95.1%	96.3%
Assembly Herndon	Herndon, VA	2019	1991	283	96.0%	95.4%
Assembly Leesburg	Leesburg, VA	2019	1986	134	96.4%	97.0%
Assembly Manassas	Manassas, VA	2019	1986	408	95.5%	95.1%
The Ashby at McLean	McLean, VA	1996	1982	256	95.5%	94.9%
3801 Connecticut Avenue	Washington, D.C.	1963	1951	307	96.2%	94.5%
Kenmore Apartments	Washington, D.C.	2008	1948	374	96.0%	94.1%
Yale West	Washington, D.C.	2014	2011	216	95.9%	95.4%
Bethesda Hill Apartments	Bethesda, MD	1997	1986	195	95.3%	93.8%
Assembly Germantown	Germantown, MD	2019	1990	218	96.6%	95.9%
Assembly Watkins Mill	Gaithersburg, MD	2019	1975	210	96.3%	96.2%
The Oxford	Conyers, GA	2021	1999	240	94.9%	94.6%
Marietta Crossing	Marietta, GA	2022	1975	420	93.4%	95.5%
Carlyle of Sandy Springs	Sandy Springs, GA	2022	1972	389	94.6%	95.1%
Alder Park	Smyrna, GA	2022	1982	270	93.9%	93.7%
Assembly Eagles Landing	Stockbridge, GA	2021	2000	490	94.6%	94.3%
Subtotal Residential Communities				8,868	95.3%	95.2%

Property	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2022 (1)	Ending Occupancy, as of December 31, 2022 (1)
Office Building
Watergate 600	Washington, D.C.	2017	1972/1997	300,000	92.6%	92.6%
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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol ELME. As of February 14, 2023, there were 2,843 shareholders of record.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of our common shares of beneficial interest for the three months ended December 31, 2022 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2022	—	$—	N/A	N/A
November 1 - November 30, 2022	—	—	N/A	N/A
December 1 - December 31, 2022	40,328	18.33	N/A	N/A
Total	40,328	18.33	N/A	N/A
______________________________
(1)    Represents restricted shares surrendered by employees to Elme Communities to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

Performance Graph:

The following line graph sets forth, for the period from December 31, 2017, through December 31, 2022, a comparison of the percentage change in the cumulative total shareholder return on our common shares compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2017, in shares of our common shares and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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
•Results of Operations. Discussion of our financial results comparing 2022 to 2021.
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

Overview

During the third quarter of 2021, we sold twelve office properties (the “Office Portfolio”) and eight retail properties (the “Retail Portfolio”) (see note 3 to the consolidated financial statements) for contract sale prices of $766.0 million and $168.3 million, respectively. Both the Office Portfolio and Retail Portfolio meet the criteria for classification as discontinued operations in our consolidated financial statements. Our remaining office property, Watergate 600, does not meet the qualitative or quantitative criteria for a reportable segment (see note 14 to the consolidated financial statements).

The dispositions of our office and retail properties are part of a strategic shift away from the commercial sector to the residential sector, which simplifies our portfolio to one reportable segment (residential) (the “strategic transformation”). We used the net proceeds from the sales to fund the expansion of our residential platform through acquisitions in Sunbelt markets and to reduce our leverage by repaying outstanding debt. During the third and fourth quarters of 2021, we completed the acquisitions of two apartment communities in Georgia with a combined total of 730 apartment homes for a total contract purchase prices of $154.0 million. During 2022, we completed acquisitions of three apartment communities in Georgia with a combined total of 1,079 apartment homes for a total contract purchase price of $283.2 million. We believe the successful execution of this research-driven strategic shift will lead to greater, more sustainable growth.

In connection with this strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes the internalization of community management services currently performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized $9.7 million and $6.6 million of transformation costs, net of amounts capitalized, on the consolidated statements of operations during 2022 and 2021, respectively, and anticipate incurring approximately $3.0 - $4.0 million of additional transformation costs during 2023. Community onboarding commenced in October 2022 and is expected to be completed in phases in 2023. We expect to realize significant operational benefits from this operating model redesign and complete its implementation in 2023.

In October 2022, the Company changed its name from Washington Real Estate Investment Trust to Elme Communities reflecting the Company’s continued transition into a focused multifamily company, and subsequent geographic expansion into Sunbelt markets. On October 20, 2022, the Company’s ticker symbol on the New York Stock Exchange changed from “WRE” to “ELME.”

Operating Results

The discussion that follows is based on our Operating Results. The ability to compare one period to another is significantly affected by the strategic transformation in 2021 and other acquisitions completed and dispositions made during 2021 and 2022 (see note 3 to the consolidated financial statements).

Net (loss) income, NOI and NAREIT FFO for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2022	2021	Change	% Change
Net (loss) income	$(30,868)	$16,384	$(47,252)	(288.4)%
NOI (1)	$135,379	$108,369	$27,010	24.9%
NAREIT FFO (2)	$60,854	$65,503	$(4,649)	(7.1)%
______________________________
(1) See page 29 of the MD&A for reconciliations of NOI to net (loss) income.
(2) See page 39 of the MD&A for reconciliations of NAREIT FFO to net (loss) income.

The increase in net loss is primarily due to gains on sale of real estate ($46.4 million) in 2021 and lower income from discontinued operations in 2022 ($23.1 million) due to the sales of the Office Portfolio and Retail Portfolio during 2021, higher depreciation and amortization expenses ($19.1 million), lower other income ($3.4 million), higher transformation costs, net of amounts capitalized, ($3.1 million), higher property management expenses ($1.3 million) and higher general and administrative expenses ($0.7 million). These were partially offset by higher NOI ($27.0 million), lower interest expense ($9.1 million), lower loss on extinguishment of debt ($7.8 million) and lower loss on interest rate derivatives ($5.9 million).

The higher NOI is primarily due to the acquisitions of Assembly Eagles Landing ($4.2 million) and The Oxford ($1.1 million) in 2021 and Carlyle of Sandy Spring ($4.0 million), Marietta Crossing ($3.2 million) and Alder Park ($2.2 million) in 2022, higher NOI from same-store properties ($7.9 million), higher NOI from Trove ($3.7 million), which achieved stabilization in the fourth quarter of 2021, and higher NOI at Watergate 600 ($0.7 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio increased to 95.6% as of December 31, 2022 from 95.3% as of December 31, 2021.

The lower NAREIT FFO is primarily due to lower income from discontinued operations, net of depreciation and amortization ($46.0 million), lower other income ($3.4 million), higher transformation costs, net of amounts capitalized, ($3.1 million), higher property management expenses ($1.3 million) and higher general and administrative expenses ($0.7 million). These were partially offset by higher NOI ($27.0 million), lower interest expense ($9.1 million), lower loss on extinguishment of debt ($7.8 million) and lower loss on interest rate derivatives ($5.9 million).

Investment Activity

Significant investment transactions during 2022 included the following:

•Acquisition of Carlyle of Sandy Springs, a 389-unit apartment community in Sandy Springs, Georgia for a contract purchase price of $105.6 million during the first quarter of 2022.
•Acquisition of Marietta Crossing, a 420-unit apartment community in Marietta, Georgia for a contract purchase price of $107.9 million during the second quarter of 2022. We assumed a $42.8 million mortgage with this acquisition.

•Acquisition of Alder Park, a 270-unit apartment community in Smyrna, Georgia for a contract purchase price of $69.8 million during the second quarter of 2022. We assumed a $33.7 million mortgage with this acquisition.

Financing Activity

Significant financing transactions during 2022 included the following:

•We issued 1.0 million common shares at a weighted average price per share of $26.27 for net proceeds of $26.8 million through our at-the-market program.
•In September 2022, we extinguished the aggregate $76.5 million of mortgages secured by Marietta Crossing and Alder Park through defeasance arrangements, recognizing an aggregate loss on extinguishment of debt of $4.9 million. We partially funded the defeasances with a $65.0 million draw on our unsecured revolving credit facility.

Subsequent to the end of 2022, we entered into a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points. The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility.

As of December 31, 2022, the interest rate on the $700.0 million unsecured revolving credit facility was one month LIBOR plus 0.85% and the facility fee was 0.20%. The LIBOR was 4.39% as of that date. Subsequent to the end of 2022, we executed an amendment to our revolving credit facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. As of February 14, 2023, our Revolving Credit Facility has a borrowing capacity of $657.0 million.

Capital Requirements

We do not currently have any debt maturities scheduled for 2023. We expect to have additional capital requirements as set forth on page 37 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the two years ended December 31, 2022. The ability to compare one period to another is significantly affected by the strategic transformation in 2021, including the resulting classification of certain assets as discontinued operations, and other acquisitions completed and dispositions made during those years (see note 3 to the consolidated financial statements).
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

2022 Compared to 2021

The following tables reconcile net income to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in 2022 compared to 2021. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net (loss) income	$(30,868)	$16,384	$(47,252)	(288.4)%
Adjustments:
Property management expense	7,436	6,133	1,303	21.2%
General and administrative expense	28,258	27,538	720	2.6%
Transformation costs	9,686	6,635	3,051	46.0%
Real estate depreciation and amortization	91,722	72,656	19,066	26.2%
Interest expense	24,940	34,063	(9,123)	(26.8)%
Loss on interest rate derivatives	—	5,866	(5,866)	(100.0)%
Loss on extinguishment of debt, net	4,917	12,727	(7,810)	(61.4)%
Other income	(712)	(4,109)	3,397	(82.7)%
Discontinued operations:
Income from operations of properties sold or held for sale	—	(23,083)	23,083	(100.0)%
Gain on sale of real estate, net	—	(46,441)	46,441	(100.0)%
Total net operating income (NOI)	$135,379	$108,369	$27,010	24.9%

Residential revenue:
Same-store portfolio	$151,547	$141,301	$10,246	7.3%
Acquisitions (1)	27,370	2,262	25,108	1,110.0%
Development (2)	10,510	6,375	4,135	64.9%
Non-residential (3)	1,073	1,027	46	4.5%
Total	190,500	150,965	39,535	26.2%
Residential expenses:
Same-store portfolio	53,449	51,112	2,337	4.6%
Acquisitions	11,308	865	10,443	1,207.3%
Development	3,697	3,258	439	13.5%
Non-residential	281	292	(11)	(3.8)%
Total	68,735	55,527	13,208	23.8%
Residential NOI:
Same-store portfolio	98,098	90,189	7,909	8.8%
Acquisitions	16,062	1,397	14,665	1,049.7%
Development	6,813	3,117	3,696	118.6%
Non-residential	792	735	57	7.8%
Total	121,765	95,438	26,327	27.6%
Other NOI (4)	13,614	12,931	683	5.3%
Total NOI	$135,379	$108,369	$27,010	24.9%
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

Real estate rental revenue from same-store residential properties increased $10.2 million, or 7.3%, to $151.5 million for 2022, compared to $141.3 million for 2021, primarily due to higher rental income ($8.2 million), lower rent abatements ($1.6 million) and higher fee income ($0.4 million).

Real estate rental revenue from acquisitions increased $25.1 million due to the acquisition of Carlyle of Sandy Springs ($6.6 million) during the first quarter of 2022, Marietta Crossing ($4.9 million) and Alder Park ($3.4 million) during the second quarter of 2022, Assembly Eagles Landing ($7.6 million) during the fourth quarter of 2021 and The Oxford ($2.6 million) during the third quarter of 2021.

Real estate rental revenue from development properties increased due to the continued lease-up of the Trove development ($4.1 million). We placed the remainder of the Trove development costs into service during the first quarter of 2021 and achieved stabilization during the fourth quarter of 2021.

Average occupancy for residential properties for 2022 and 2021 was as follows:

December 31, 2022			December 31, 2021			Increase
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	94.5%	95.3%	95.3%	71.0%	93.4%	0.3%	23.5%	1.9%
The increase in same-store average occupancy was primarily due to higher average occupancy at The Kenmore, 3801 Connecticut Avenue, Assembly Germantown and Assembly Herndon, partially offset by lower average occupancy at Roosevelt Towers and Clayborne Apartments.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for 2022 and 2021 were 36.1% and 36.8%, respectively.

Real estate expenses from same-store residential properties increased $2.3 million, or 4.6%, to $53.4 million for 2022, compared to $51.1 million for 2021, primarily due to higher administrative ($0.7 million), real estate tax ($0.6 million), utilities ($0.5 million), insurance ($0.3 million) and contract maintenance and supplies ($0.2 million) expenses.

Real estate expenses from acquisitions increased $10.4 million due to the acquisitions of Carlyle of Sandy Springs ($2.6 million) during the first quarter of 2022, Marietta Crossing ($1.7 million) and Alder Park ($1.2 million) during the second quarter of 2022, Assembly Eagles Landing ($3.4 million) during the fourth quarter of 2021, and The Oxford ($1.5 million) during the third quarter of 2021.

Other NOI

Other NOI classified as continuing operations increased due to higher NOI at Watergate 600 ($0.7 million).

Other Income and Expenses

Property management expenses: Increase of $1.3 million primarily due to the acquisitions of The Oxford and Assembly Eagles Landing during the third and fourth quarters of 2021, the acquisitions of Carlyle of Sandy Springs, Marietta Crossing and Alder Park in 2022 and Trove reaching stabilization during the fourth quarter of 2021.

General and administrative expenses: Increase of $0.7 million primarily due to corporate overhead no longer being allocated to office management due to the sales of the Office and Retail Portfolios in 2021 ($1.9 million), higher legal fees ($0.9 million), higher office rent ($0.6 million) from the commencement of the corporate office lease during the third quarter of 2021 and higher shareholder expenses ($0.3 million) in 2022. These increases were partially offset by lower short-term incentive compensation expense ($1.8 million), lower leasing expenses ($0.7 million) and lower deferred tax expense ($0.5 million) in 2022.

Transformation costs: Increase of $3.1 million primarily due to higher employee time allocations ($1.5 million) related to the strategic transformation, higher consulting costs ($1.1 million), higher software depreciation ($0.9 million) and higher software costs ($0.8 million), partially offset by lower severance expenses ($1.6 million).

Depreciation and amortization: Increase of $19.1 million primarily due to the acquisitions of Assembly Eagles Landing ($5.3 million), Carlyle of Sandy Springs ($5.8 million), Marietta Crossing ($5.2 million), Alder Park ($3.1 million) and The Oxford ($0.3 million) and higher depreciation and amortization at Watergate 600 ($0.9 million). These increases were partially offset by lower depreciation and amortization at same-store residential properties ($1.4 million) and Trove ($0.1 million).

Interest Expense: Interest expense by debt type for the year ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
Debt Type	2022	2021	$ Change	% Change
Notes payable	$20,458	$31,652	$(11,194)	(35.4)%
Mortgage notes payable	1,014	—	1,014	100.0%
Line of credit	3,751	3,161	590	18.7%
Capitalized interest	(283)	(750)	467	62.3%
Total	$24,940	$34,063	$(9,123)	(26.8)%
•Notes payable: Decrease primarily due to the prepayment of $300.0 million of unsecured notes during the third quarter of 2021 that had been scheduled to mature in October 2022 and the prepayment of a $150.0 million portion of the 2018 Term Loan during the third quarter of 2021.
•Mortgage notes payable: Increase due to the mortgages of $42.8 million and $33.7 million assumed in the acquisitions of Marietta Crossing and Alder Park, respectively, in the second quarter of 2022. In September 2022, we extinguished the liabilities associated with these mortgages though defeasance arrangements.
•Line of credit: Increase primarily due to a weighted average interest rate of 4.2% and weighted average borrowings of $21.6 million in 2022, as compared to a weighted average interest rate of 1.1% and weighted average borrowings of $34.8 million in 2021.
•Capitalized interest: Decrease primarily due to ceasing capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities.

Loss on interest rate derivatives: We terminated five interest rate swap arrangements with an aggregate notional value of $150.0 million and recognized a $5.8 million loss on interest rate derivatives during 2021 (see note 8 to the consolidated financial statements).

Loss on extinguishment of debt: During 2022, we extinguished the liabilities associated with mortgage notes payable for Marietta Crossing and Alder Park through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million. During the third quarter of 2021 we recognized a $12.3 million loss on extinguishment of debt related to the prepayment of the $300.0 million of unsecured notes that were originally scheduled to mature in October 2022, a $0.2 million loss on extinguishment of debt related to the prepayment of a $150.0 million portion of the $250.0 million 2018 Term Loan and a $0.2 million loss on extinguishment of debt related to the renewal of our Revolving Credit Facility, all of which were repaid in connection with our strategic transformation, using the proceeds from the sales of the Office Portfolio and Retail Portfolio.

Other income: Income during 2022 relates to real estate tax refunds ($0.7 million) received on previously sold commercial properties. Other income in 2021 primarily consists of a legal settlement ($1.3 million), a real estate tax refund for an office property sold in 2018 ($1.3 million), a gain on life insurance ($1.0 million) and a construction easement at a retail property ($0.4 million).

Discontinued operations

Income from properties sold or held for sale: Decrease due to the sale of the Office Portfolio and the Retail Portfolio during 2021.

Gain on sale of real estate, net: The net gain during 2021 is due to the gain on sale of the Retail Portfolio ($57.7 million), partially offset by the loss on sale of the Office Portfolio ($11.2 million).

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, which include meeting our debt obligations, capital commitments and contractual obligations, as well as the payment of dividends, and funding possible growth opportunities. Through our Office Portfolio and Retail Portfolio sales, which had a combined sale price of approximately $934.3 million, we executed strategic transactions that allowed us to expand into the Sunbelt regions. In connection with our strategic transformation, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. We recognized $9.7 million and $6.6 million of transformation costs, net of amounts capitalized, on the consolidated statements of operations during 2022 and 2021, respectively. Upon completion of the implementation in 2023, we expect to realize significant operational benefits from this operating model redesign. We also believe we have adequate liquidity beyond 2023, with only $155.0 million of scheduled debt maturities prior to 2027.

We will continue to assess the payment of our dividends on a quarterly basis. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of trustees which considers, among other factors, trends in our levels of funds from operations and ongoing capital requirements to achieve a targeted payout ratio.

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the cash flow of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common shares, public and private secured and unsecured debt financings, asset dispositions, operating units and joint venture equity. Our ability to raise funds through the incurrence of debt and issuance of equity securities is dependent on, among other things, general economic conditions including general market conditions for REITs, our operating performance, our debt rating, the current trading price of our common shares and other capital market conditions. We analyze which source of capital we believe to be most advantageous to us at any particular point in time.

As of February 14, 2023, we had cash and cash equivalents of approximately $15.8 million and availability under our Revolving Credit Facility of $657.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

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

During 2023, we expect that we will have significant capital requirements, including the following:

•Funding dividends and distributions to our shareholders (which we intend to continue to pay at or about current levels);
•Approximately $15.0 - $20.0 million to invest in our existing portfolio of operating assets;
•Less than $1.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2023, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will have enough cash on hand and/or will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements in 2023. However, as a result of general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants or achieve anticipated rental rates, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated in the prior paragraph. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

As of December 31, 2022, our future debt principal payments are scheduled as follows (in thousands):

Year	Unsecured Notes Payable/Term Loans		Revolving Credit Facility	Total Debt	Average Interest Rate
2023	$100,000	(1)	$—	$100,000	2.3%
2024	—		—	—	—%
2025	—		55,000	55,000	5.2%
2026	—		—	—	—%
2027	—		—	—	—%
Thereafter	400,000		—	400,000	4.5%
Scheduled principal payments	500,000		55,000	555,000	4.2%
Premiums and discounts, net	(116)		—	(116)
Debt issuance costs, net	(2,525)		—	(2,525)
Total	$497,359		$55,000	$552,359	4.2%
______________________________
(1)Elme Communities entered into an interest rate swap to effectively fix a LIBOR plus 110 basis points floating interest rate to a 2.31% all-in fixed rate for the remaining $100.0 million portion of the 2018 Term Loan. The interest rates were fixed through the term loan maturity of July 2023. Subsequent to the end of 2022, we prepaid the 2018 Term Loan with proceeds from a $125.0 million unsecured term loan which matures in 2025 ("2023 Term Loan"). The 2023 Term Loan has an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points. The interest rate swap effectively fixes a $100.0 million potion of the 2023 Term Loan at 2.16% through the interest rate swap's expiration date of July 21, 2023.

The weighted average maturity for our debt was 5.9 years as of December 31, 2022. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Covenants

Pursuant to the terms of our Revolving Credit Facility, our term loans and unsecured notes, we are subject to customary operating covenants and maintenance of various financial ratios.

Failure to comply with any of the covenants under our Revolving Credit Facility, our term loans, unsecured notes or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.
As of December 31, 2022, we were in compliance with the covenants related to our Revolving Credit Facility, 2018 Term Loan and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which approximately 87.5 million shares were outstanding at December 31, 2022.

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

Our issuances and net proceeds on the Equity Distribution Agreements in 2022 and 2021 and the Original Equity Distribution Agreements in 2020, respectively, were as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Issuance of common shares	1,032	1,636	2,046
Weighted average price per share	$26.27	$25.44	$23.86
Net proceeds	$26,849	40,462	$48,355

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2022 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2022	2021	2020
Issuance of common shares	47	75	90
Weighted average price per share	$22.40	$23.37	$24.12
Net proceeds	$1,030	$1,744	$2,121

Preferred Equity

Our board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2022, no preferred shares are issued and outstanding.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We are currently engaged in predevelopment activities for the ground-up development of a residential property on land adjacent to Riverside Apartments. As of December 31, 2022, we had no outstanding contractual commitments related to our development and redevelopment projects and expect to fund less than $1.0 million of total development and redevelopment spending during 2023.

In addition to our development and redevelopment projects, we anticipate funding approximately $30.0 - $35.0 million on several major renovation projects at our residential communities during 2023.

These projects include unit renovations, property technology initiatives, common area and mechanical upgrades, pool deck renovations, facade and retaining wall restorations and fire system and roof replacements. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2022. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2022, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$694,269	$120,740	$111,318	$84,150	$378,061
______________________________
(1)See notes 6 and 7 of the consolidated financial statements. Amounts include principal, interest and facility fees.

In addition to our long-term debt, we have committed building capital expenditures of $4.9 million in 2023 based on contracts in place as of December 31, 2022, along with other various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance agreements and our electricity and gas purchase agreements. Contract terms on leases that can be canceled are generally one year or less.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2022 were as follows (in thousands):

	Year ended December 31,			Variance
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cash provided by operating activities	$73,211	$89,156	$112,978	$(15,945)	$(23,822)
Cash (used in) provided by investing activities	(241,163)	702,170	65,760	(943,333)	636,410
Cash used in financing activities	(56,416)	(565,396)	(185,199)	508,980	(380,197)

Net cash provided by operating activities decreased in 2022 as compared to 2021 and in 2021 as compared to 2020 primarily due to the sales of the Office Portfolio and the Retail Portfolio during 2021 (see note 3 to the consolidated financial statements) and costs associated with our strategic transformation.

Net cash (used in) provided by investing activities decreased in 2022 as compared to 2021 and increased in 2021 as compared to 2020 primarily due to the sales of the Office Portfolio and the Retail Portfolio during 2021. These were partially offset by the acquisitions of The Oxford and Assembly Eagles Landing during 2021 and acquisitions of Marietta Crossing, Alder Park and Carlyle of Sandy Springs during 2022.

Net cash used in financing activities decreased in 2022 as compared to 2021 primarily due to a higher volume of debt repayments during 2021 and higher net proceeds from equity issuances and lower dividends paid in 2022. Net cash used in financing activities increased in 2021 as compared to 2020 primarily due to the repayment of $300.0 million of unsecured notes and higher net repayments on the Revolving Credit Facility during 2021.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2022 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Accretive capital improvements and development costs:
Acquisition related improvements	$5,236	$7,218	$10,487
Expansions and major renovations	21,476	17,096	16,561
Development/redevelopment	698	8,406	28,812
Tenant improvements (including first generation leases)	1,337	2,427	21,785
Total accretive capital improvements (1)	28,747	35,147	77,645
Other capital improvements:	8,464	5,669	9,262
Total	$37,211	$40,816	$86,907
______________________________
(1)     We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized interest in the amount of $0.3 million, $0.8 million and $2.2 million for the three years ended December 31, 2022, respectively, and capitalized employee compensation in the amount of $1.1 million, $1.6 million and $2.0 million for the three years ended December 31, 2022, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2022 to the Carlyle of Sandy Springs, Assembly Eagles Landing and The Oxford.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2022 included unit, hallway, retaining walls renovations and SmartRent and wifi installations at Assembly Alexandria; retail space conversion into additional units and plaza restoration at The Ashby; unit renovations, roof and heating system replacement at Assembly Dulles; unit and facade renovations and fire alarm system replacement at Riverside Apartments; unit renovations and SmartRent installations at Assembly Manassas and unit renovations, roof awnings and heating system replacement at The Wellington.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and generate more income than would be otherwise achievable. Development/redevelopment costs in 2022 include predevelopment costs for a future residential development adjacent to Riverside Apartments.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. This category includes improvements made as needed upon vacancy of an apartment. Such improvements totaled $6.7 million in 2022, averaging approximately $1,860 per unit for the 41% of units which turned over relative to our total portfolio of apartment homes. Aside from improvements related to apartment turnover, these improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $5.0 million during 2022 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2022 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

Some of the statements contained in this Form 10-K constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to:

(a)the risks associated with ownership of real estate in general and our real estate assets in particular;
(b)the economic health of the areas in which our properties are located, particularly with respect to greater Washington, DC metro and Sunbelt region;
(c)risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including our ability to realize any anticipated operational benefits from our internalization of community management functions;
(d)the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, or at all, within the price ranges anticipated and on the terms and timing anticipated;
(e)changes in the composition of our portfolio, including the acquisition of apartment homes in the Sunbelt markets;
(f)risks related to changes in interest rates, including the future of the reference rate used in our existing floating rate debt instruments;
(g)reductions in or actual or threatened changes to the timing of federal government spending;
(h)the risks related to use of third-party providers;
(i)the economic health of our residents;
(j)the ultimate duration of the COVID-19 global pandemic, including any mutations thereof, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19;
(k)the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts);
(l)compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities;
(m)the risks related to not having adequate insurance to cover potential losses;
(n)changes in the market value of securities;
(o)terrorist attacks or actions and/or cyber-attacks;
(p)whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced;
(q)the availability and terms of financing and capital and the general volatility of securities markets;
(r)the risks related to our organizational structure and limitations of share ownership;
(s)failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and
(t)other factors discussed under the caption “Risk Factors.”

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(30,868)	$16,384	$(15,680)
Adjustments:
Depreciation and amortization	91,722	72,656	70,336
Loss on sale of depreciable real estate, net	—	—	15,009
Discontinued operations:
Depreciation and amortization	—	22,904	49,694
Gain on sale of depreciable real estate, net	—	(46,441)	—
NAREIT FFO	$60,854	$65,503	$119,359

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

The fair value of in-place leases is based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include the estimated cost to replace the leases, including foregone rents and expense reimbursements during hypothetical expected lease-up periods (referred to as “absorption cost”), consideration of current market conditions and costs to execute similar leases. We classify absorption costs as other assets and amortize absorption costs as amortization expense on a straight-line basis over the remaining life of the underlying leases.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2022 (dollars in thousands).

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Unsecured fixed rate debt (1)
Principal (2)	$100,000	$—	$—	$—	$—	$400,000	$500,000	$454,564
Interest payments	$19,340	$17,995	$17,995	$17,995	$17,995	$44,216	$135,536
Interest rate on debt maturities	2.3%	—%	—%	—%	—%	4.5%	4.2%
Unsecured variable rate debt
Principal	$—	$—	$55,000	$—	—	$—	$55,000	$55,000
Variable interest rate on debt maturities			5.2%				5.2%
______________________________
(1)    Includes a $100.0 million term loan with a floating interest rate. The interest rate on the $100.0 million term loan is effectively fixed by interest rate swap arrangements at 2.31%. Subsequent to the end of 2022, we prepaid the 2018 Term Loan with proceeds from the $125.0 million 2023 Term Loan which matures in 2025.
(2)    Subsequent to the end of 2022, we executed an amendment to our revolving credit facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins.

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

The following table sets forth information pertaining to interest rate swap contract in place as of December 31, 2022 and 2021 and its respective fair value (dollars in thousands):

Notional Amount		Floating Index Rate		Termination/	Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2022	December 31, 2021
$100,000	1.205%	One Month USD-LIBOR	3/31/2017	7/21/2023	$1,998	$(821)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 80 to 114 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Retirement of Chief Financial Officer

As previously reported, on November 8, 2022, Stephen E. Riffee, the Company’s Executive Vice President and Chief Financial Officer, provided notice to Elme of his intention to retire at the end of February 2023. Mr. Riffee’s retirement will be effective as of February 28, 2023. In recognition of Mr. Riffee’s service to the Company, the Company has agreed to subsidize Mr. Riffee’s COBRA premium for seven months, subject to Mr. Riffee’s execution of a general release of claims against Elme (the “Release Agreement”), which was executed on February 15, 2023. The Release Agreement also contains confidentiality and other customary provisions. Additionally, pursuant to the Release Agreement, Mr. Riffee has agreed to reasonably cooperate with and provide information to Elme upon request, and he will receive reasonable and necessary expenses in connection therewith.

The foregoing description is qualified in its entirety by reference to the full text of the Release Agreement, which is filed as Exhibit 10.27 hereto and is incorporated by reference.

Appointment of Chief Financial Officer

On February 14, 2023, further to the Company’s previously announced transition arrangement, as disclosed on its Current Report on Form 8-K filed on November 9, 2022, the Board appointed Steven M. Freishtat as Executive Vice President and Chief Financial Officer of the Company effective as of March 1, 2023 (following Mr. Riffee’s retirement). In connection with such appointment, Mr. Freishtat will participate in Elme Communities’ executive compensation program, including the Officer STIP (with threshold, target and high award opportunities of 41%, 75% and 133%, respectively, of his base salary) and Officer

LTIP (with threshold, target and high award opportunities of 95%, 125% and 196%, respectively, of his base salary), effective as of the performance period beginning January 1, 2023. Additionally, Mr. Freishtat’s base annual salary will be $325,000, effective March 1, 2023. Mr. Frieshtat is also eligible to participate in the Company’s Supplemental Executive Retirement Plan and has executed a change in control agreement, substantively in the form as the Form of Change in Control Agreement (as defined below), providing for among other benefits, a lump sum payment equal to two times his base salary in effect at the time termination, a lump sum payment equal to two times his average bonus for the three years preceding the termination and up to 18 months of continued health care coverage.

A description of the material terms of the executive compensation program can be found in the sections entitled “Short-Term Incentive Plan (STIP),” “Long-Term Incentive Plan (LTIP),” and “Other Executive Compensation Components” in the Company’s definitive proxy statement, dated April 15, 2022, which was filed on April 15, 2022, which descriptions are incorporated herein by reference, and in “Amendment to Executive Officer Short-Term Incentive Plan and Long-Term Incentive Plan” below.

In connection Mr. Freishtat’s appointment, the Company entered into an indemnification agreement with Mr. Freishtat, effective as of March 1, 2023. Subject to certain terms and conditions, the indemnification agreement generally requires the Company to indemnify Mr. Freishtat against any and all judgments, penalties, fines, settlements and reasonable expenses actually incurred by or on behalf of Mr. Freishtat in connection with any threatened, pending or completed legal proceeding arising by reason of his status as an officer of Elme. The description is not complete and is subject to and qualified in its entirety by reference to the Form of Indemnification Agreement filed as Exhibit 10(nn) to Washington REIT’s Current Report on Form 8-K filed on July 27, 2009 and is incorporated herein by reference.

Amendment to Executive Officer Short-Term Incentive Plan and Long-Term Incentive Plan

On February 14, 2023, the Board approved amendments to both the Amended and Restated Executive Officer Short-Term Incentive Plan (the “Officer STIP”) and the Amended and Restated Executive Officer Long-Term Incentive Plan (the “Officer LTIP”). Upon adoption by the Board, both amendments became effective for performance periods beginning on or after January 1, 2023. The amendment to the Officer STIP, revises the Officer STIP to, among other things, reflect the Company’s name change, remove the hardwired award percentages, and add a provision for calculating an award if a participant’s employment is terminated under certain circumstances prior to the establishment of such participant’s award percentages for the then-current performance period. The amendment to the Officer LTIP, among other things, makes corresponding changes as described above for the Officer STIP, establishes that, upon a qualifying termination, achievement of any strategic goal equity grant shall be determined based on actual levels of achievement on the date of such termination, and that upon a change in control, any strategic goal equity grant will vest at the greater of target level and actual level of attainment of the strategic goals as of the change of control.

A description of the material terms of the executive compensation program prior to these amendments can be found in the sections entitled “Short-Term Incentive Plan (STIP)” and “Long-Term Incentive Plan (LTIP)” in the Company’s definitive proxy statement, dated April 15, 2022, which was filed on April 15, 2022, which descriptions are incorporated herein by reference.

The foregoing descriptions are qualified in their entirety by reference to the full text of Amendment Number One to the Amended and Restated Executive Officer Short-Term Incentive Plan and Amendment Number One to the Amended and Restated Executive Officer Long-Term Incentive Plan, which are filed as Exhibits 10.30 and 10.29 hereto, respectively, and are incorporated by reference.

Updates to Form of Change in Control Agreement

The Company previously adopted a form of change in control agreement (the “CIC Form Agreement”) for certain key officers. On February 14, 2023, the Board approved several updates to the form as reflected in a new form of CIC Form Agreement (the “Form of Change in Control Agreement”) to, among other changes, reflect the Company’s name change, provide for payment of certain termination benefits in a lump sum, require execution of a release in connection with receipt of payment of termination benefits, and eliminate the partial reduction of the termination benefit in circumstances when such employee continues to be employed by the Company for some period of time following a change in control. The Form of Change in Control Agreement is expected to be used for new key officers, including the new Chief Financial Officer, as described above.

In connection with the approval of the Form of Change in Control Agreement, the Board entered into amendments to the existing change in control agreement (each, a “CIC Agreement”) of Paul T. McDermott and Susan L. Gerock (each, an “Executive”). As amended, each CIC Agreement will require the Executive to execute a release in connection with receipt of payment of termination benefits and will eliminate the partial reduction of the termination benefit in circumstances when the Executive continues to be employed by the Company for some period of time following a change in control.

The foregoing descriptions are qualified in their entirety by reference to the full text of the Form of Change in Control

Agreement, Amendment No. 1 To Change in Control Agreement with Paul T. McDermott and Amendment No. 1 To the Change in Control Agreement with Susan L. Gerock, which are filed as Exhibits 10.28, 10.18 and 10.23 hereto, respectively, and are incorporated by reference.

A description of the material terms of the Mr. McDermott and Ms. Gerock’s change in control agreements prior to these amendments can be found in the section entitled “Potential Payments Upon Termination or Change in Control” in the Company’s definitive proxy statement, dated April 15, 2022, which was filed on April 15, 2022, which description is incorporated herein by reference.

Material U.S. Federal Income Tax Considerations

The following is a summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a real estate investment trust, a “REIT,” and the acquisition, holding, and disposition of (i) our common shares, preferred shares and depositary shares (together with common shares and preferred shares, the “shares”) as well as our warrants and rights, and (ii) certain debt securities that we may offer (together with the shares, the “securities”). For purposes of this discussion, references to “our Company,” “we” and “us” mean only Elme Communities and not its subsidiaries or affiliates. This summary is based upon the Internal Revenue Code of 1986, as amended, (the “Code”), the Treasury Regulations, rulings and other administrative interpretations and practices of the Internal Revenue Service (“IRS”) (including administrative interpretations and practices expressed in private letter rulings, which are binding on the IRS only with respect to the particular taxpayers who requested and received those rulings), and judicial decisions, all as currently in effect, and all of which are subject to differing interpretations or to change, possibly with retroactive effect. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below. We have not sought and will not seek an advance ruling from the IRS regarding any matter discussed in this section. The summary is also based upon the assumption that we will operate the Company and its subsidiaries and affiliated entities in accordance with their applicable organizational documents. This summary is for general information only, and does not purport to discuss all aspects of U.S. federal income taxation that may be important to a particular investor in light of its investment or tax circumstances, or to investors subject to special tax rules, including:

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

6.We will be subject to a 100% penalty tax on certain rental income we receive when a taxable REIT subsidiary provides services to our tenants, on certain expenses deducted by a taxable REIT subsidiary on payments made to us and on income for services rendered to us by a taxable REIT subsidiary, if the arrangements among us, our tenants, and our taxable REIT subsidiary do not reflect arm’s-length terms.

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

To monitor our compliance with condition (6) above, we are generally required to maintain records regarding the actual ownership of our shares. To do so, we must demand written statements each year from the record holders of specified percentages of our shares pursuant to which the record holders must disclose the actual owners of the shares (i.e., the persons required to include in gross income the dividends paid by us). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. A shareholder that fails or refuses to comply with the demand is required by Treasury Regulations to submit a statement with its tax return disclosing the actual ownership of our shares and other information. If we comply with the record-keeping requirement and we do not know or, exercising reasonable diligence, would not have known of our failure to meet condition (6) above, then we will be treated as having met condition (6) above.

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

Ownership of Interests in Taxable REIT Subsidiaries. Our taxable REIT subsidiary (and any taxable REIT subsidiary we may form in the future) is a corporation other than a REIT in which we directly or indirectly hold stock, and that has made a joint election with us to be treated as a taxable REIT subsidiary under Section 856(l) of the Code. A taxable REIT subsidiary also includes any corporation other than a REIT in which a taxable REIT subsidiary of ours owns, directly or indirectly, securities (other than certain “straight debt” securities), which represent more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to our tenants without causing us to receive impermissible tenant service income under the REIT gross income tests. A taxable REIT subsidiary is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a regular corporation. In addition, a taxable REIT subsidiary may be prevented from deducting interest on debt, including debt funded directly or indirectly by us, if certain tests are not satisfied. If dividends are paid to us by our taxable REIT subsidiary, then a portion of the dividends we distribute to shareholders who are taxed at individual rates will generally be eligible for taxation at lower capital gains rates, rather than at ordinary income rates. See “—Taxation of U.S. Shareholders—Taxation of Taxable U.S.

Shareholders-Qualified Dividend Income.”

Generally, a taxable REIT subsidiary can perform impermissible tenant services without causing us to receive impermissible tenant services income under the REIT income tests. However, several provisions applicable to the arrangements between us and our taxable REIT subsidiary ensure that such taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, taxable REIT subsidiaries are limited in their ability to deduct interest payments in excess of a certain amount, including interest payments made directly or indirectly to us, as described below in “—Annual Distribution Requirements.” In addition, we will be obligated to pay a 100% penalty tax on some payments we receive or on certain expenses deducted by our taxable REIT subsidiary, and on income earned by our taxable REIT subsidiary for services provided to, or on behalf of, us, if the economic arrangements between us, our tenants and such taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties. Our taxable REIT subsidiary, and any future taxable REIT subsidiaries acquired by us, may make interest and other payments to us and to third parties in connection with activities related to our properties. There can be no assurance that our taxable REIT subsidiary will not be limited in its ability to deduct interest payments made to us. In addition, there can be no assurance that the IRS might not seek to impose the 100% excise tax on a portion of payments received by us from, or expenses deducted by, or service income imputed to, our taxable REIT subsidiary.

We own one subsidiary that has elected to be treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Our taxable REIT subsidiary is taxable as a regular corporation and has elected, together with us, to be treated as our taxable REIT subsidiary. We may elect, together with other corporations in which we may own directly or indirectly stock, for those corporations to be treated as our taxable REIT subsidiaries.

Gross Income Tests

To qualify as a REIT, we must satisfy two gross income tests that are applied on an annual basis. First, in each taxable year, at least 75% of our gross income (excluding gross income from prohibited transactions, certain hedging transactions, as described below, and certain foreign currency transactions) must be derived from investments relating to real property or mortgages on real property, generally including:

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

Second, at least 95% of our gross income in each taxable year (excluding gross income from prohibited transactions, certain hedging transactions, as described below, and certain foreign currency transactions) must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other income sources generally including (a) other dividends, (b) interest (including interest income from debt instruments issued by publicly offered REITs), and (c) gain from the sale or disposition of stock or securities (including gain from the sale or other disposition of debt instruments issued by publicly offered REITs), in either case, not held for sale to customers.

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

Income from Hedging Transactions. From time to time we may enter into hedging transactions with respect to one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap or cap agreements, option agreements, and futures or forward contracts. Income of a REIT, including income from a pass-through subsidiary, arising from “clearly identified” hedging transactions that are entered into to manage the risk of interest rate or price changes with respect to borrowings, including gain from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by the REIT to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), will not be treated as gross income for purposes of either the 95% gross income test or the 75% gross income test. Income of a REIT arising from hedging transactions that are entered into to manage the risk of currency fluctuations with respect to our investments (each such hedge, a “Currency Hedge”) will not be treated as gross income for purposes of either the 95% gross income test or the 75% gross income test provided that the transaction is “clearly identified.” This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new “clearly identified” hedging transaction to offset the prior hedging position. In general, for a hedging transaction to be “clearly identified,” (1) it must be identified as a hedging transaction before the end of the day on which it is acquired, originated, or entered into; and (2) the items of risks being hedged must be identified “substantially contemporaneously” with entering into the hedging transaction (generally not more than 35 days after entering into the hedging transaction). To the extent that we hedge with other types of financial instruments or in other situations, the resultant income will be treated as income that does not qualify under the 95% or 75% gross income tests unless the hedge meets certain requirements, and we elect to integrate it with a specified asset and to treat the integrated position as a synthetic debt instrument. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT, but there can be no assurance we will be successful in this regard.

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

We own one subsidiary that has elected to be treated as a taxable REIT subsidiary for U.S. federal income tax purposes. Our taxable REIT subsidiary is taxable as a non-REIT C corporation and has elected, together with us, to be treated as our taxable REIT subsidiary. So long as our taxable REIT subsidiary qualifies as such, we will not be subject to the 5% asset test, 10% voting securities limitation or 10% value limitation with respect to our ownership interest in the taxable REIT subsidiary. We may acquire securities in other taxable REIT subsidiaries in the future. We believe that the aggregate value of our interests in our taxable REIT subsidiary does not exceed, and believe that in the future it will not exceed, 20% of the aggregate value of our gross assets. To the extent that we own an interest in an issuer that does not qualify as a REIT, a qualified REIT subsidiary, or a taxable REIT subsidiary, we believe that our pro rata share of the value of the securities, including debt, of any such issuer does not exceed 5% of the total value of our assets. Moreover, with respect to each issuer in which we own an interest that does not qualify as a qualified REIT subsidiary or a taxable REIT subsidiary, we believe that our ownership of the securities of any such issuer complies with the 10% voting securities limitation and 10% value limitation.

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

The Code limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense and net operating loss. However, for the 2021 taxable year, we made a timely election (which is irrevocable), such that the 30% limitation does not apply. This election is available for a trade or business involving real property development, redevelopment, construction, reconstruction, rental, operation, acquisition, conversion, disposition, management, leasing or brokerage, within the meaning of Section 469(c)(7)(C) of the Code. As a result of this election, depreciable real property (including certain improvements) held by the relevant trade or business must be depreciated under the alternative depreciation system under the Code, which is generally less favorable than the generally applicable system of depreciation under the Code. If it was subsequently determined that this election was not in fact available with respect to all or certain of our business activities, this interest deduction limitation could result in us having more REIT taxable income and thus increase the amount of distributions we must make to comply with the REIT requirements and avoid incurring corporate level tax. Similarly, the limitation could cause our taxable REIT subsidiary (or any taxable REIT subsidiary we have in the future) to have greater taxable income and thus potentially greater corporate tax liability.

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

a.an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

a.any trust if a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

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

In general, capital gains recognized by individuals and other non-corporate U.S. shareholders upon the sale or disposition of our shares will be subject to a maximum U.S. federal income tax rate of 20% (excluding the 3.8% tax on “net investment income”), if our shares are held for more than one year and will be taxed at ordinary income rates of up to 37% if the stock is held for one year or less. Gains recognized by U.S. shareholders that are corporations are subject to U.S. federal income tax at a maximum rate of 21%, whether or not such gains are classified as long-term capital gains. The IRS has the authority to prescribe, but has not yet prescribed, Treasury Regulations that would apply a capital gain tax rate of 25% (which is higher than the long-term capital gain tax rates for non-corporate U.S. shareholders) to a portion of capital gain realized by a non-corporate U.S. shareholder on the sale of the Company’s shares that would correspond to the REIT’s “unrecaptured Section 1250 gain.” U.S. shareholders should consult with their own tax advisors with respect to their capital gain tax liability.

Capital losses recognized by a U.S. shareholder upon the disposition of our shares that were held for more than one year at the time of disposition will be considered long-term capital losses and are generally available only to offset capital gain income of the shareholder but not ordinary income (except in the case of individuals, who may offset up to $3,000 of ordinary income each year). In addition, any loss upon a sale or exchange of our shares by a U.S. shareholder who has held the shares for six months or less, after applying holding period rules, will be treated as a long-term capital loss to the extent of distributions that we make that are required to be treated by the U.S. shareholder as long-term capital gain.

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

Rights. In the event of a rights offering, the tax consequences of the receipt, expiration, and exercise of the rights we issue will be addressed in detail in a prospectus supplement. Prospective holders of our rights should review the applicable prospectus supplement in connection with the ownership of any rights and consult their own tax advisors as to the consequences of investing in the rights.

Dividend Reinvestment and Share Purchase Plan

General

We offer shareholders and prospective shareholders the opportunity to participate in our Dividend Reinvestment and Share Purchase Plan, which is referred to herein as the “DRIP.”

Although we do not currently offer any discount in connection with the DRIP, nor do we plan to offer such a discount at present, we reserve the right to offer in the future a discount on shares purchased, not to exceed 5%, with reinvested dividends or cash distributions and shares purchased through the optional cash investment feature. This discussion assumes that we do not offer a discount in connection with the DRIP. If we were to offer a discount in connection with the DRIP, the tax considerations described below would materially differ. In the event that we offer a discount in connection with the DRIP, shareholders are urged to consult with their tax advisors regarding the tax treatment to them of receiving a discount.

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

•an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•any trust if a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

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

Sale, Exchange, Retirement, Redemption or Other Taxable Disposition of the Debt Securities. Upon a sale, exchange, retirement, redemption or other taxable disposition of debt securities, a U.S. Holder generally will recognize taxable gain or loss in an amount equal to the difference, if any, between the “amount realized” on the disposition and the U.S. Holder’s adjusted tax basis in such debt securities. The amount realized will include the amount of any cash and the fair market value of any property received for the debt securities (other than any amount attributable to accrued but unpaid interest, which will be taxable as ordinary income (as described above under “—Taxation of Holders of Debt Securities—U.S. Holders of Debt Securities—Payments of Interest”) to the extent not previously included in income). A U.S. Holder’s adjusted tax basis in a note generally will be equal to the cost of the note to such U.S. Holder decreased by any payments received on the note other than stated interest. Any such gain or loss generally will be capital gain or loss and will be long-term capital gain or loss if the U.S. Holder’s holding period for the note is more than one year at the time of disposition. For non-corporate U.S. Holders, long-term capital gain generally will be subject to reduced rates of taxation. The deductibility of capital losses against ordinary income is subject to certain limitations.

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

A portion of our income is earned through our taxable REIT subsidiary. The taxable REIT subsidiary is subject to U.S. federal, state and local income tax at the full applicable corporate rates. In addition, a taxable REIT subsidiary will be limited in its ability to deduct interest payments in excess of a certain amount made directly or indirectly to us. To the extent that we and/or our taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to shareholders.

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III has been omitted pursuant to General Instruction G(3) to Form 10-K. We will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2023 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics that applies to all of our trustees, officers and employees, which can be reviewed and printed from our website www.elmecommunities.com. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	76
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	77
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	79
	Consolidated Balance Sheets as of December 31, 2022 and 2021	80
	Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	81
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020	82
	Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021 and 2020	83
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	84
	Notes to Consolidated Financial Statements	86

2	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	111
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	112
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended					X
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.2	10/17/2022
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Description of Registrant's Securities					X
10.1*	Supplemental Executive Retirement Plan II dated January 1, 2008					X
10.2*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.3*	Deferred Compensation Plan for Officers, effective January 1, 2007, as amended and restated on January 1, 2011					X
10.4*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.5*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.6*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.7*	Amended and Restated Trustee Deferred Compensation Plan, effective October 21, 2015	10-Q	001-06622	10.61	11/4/2015
10.9*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.10*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.11*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.12*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.13*	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.45	2/19/2020
10.14*	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.46	2/19/2020
10.15*	Note Purchase Agreement, dated as of September 30, 2020, by and among Washington Real Estate Investment Trust and other parties named therein as Purchasers	10-Q	001-06622	10.1	10/30/2020
10.16*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.17*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.18*	Amendment No. 1 To Change in Control Agreement with Paul T. McDermott					X
10.19*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.20*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.21*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.22*	Change in control agreement dated February 2, 2022 with Susan L. Gerock	10-Q	001-06622	10.1	4/28/2022
10.23*	Amendment No. 1 To Change in Control Agreement with Susan L. Gerock					X
10.24*	Offer letter to Taryn D. Fielder	10-K	001-06622	10.50	2/20/2018
10.25*	Change in control agreement dated July 21,2017 with Taryn D. Fielder	10-Q	001-06622	10.1	7/31/2017
10.26*	Severance Agreement and General Release between Taryn D. Fielder and Washington Real Estate Investment Trust	10-Q	001-06622	10.2	4/28/2022
10.27*	Agreement and General Release between Stephen E. Riffee and Elme Communities					X
10.28*	Form of Change in Control Agreement					X
10.29*	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Long-Term Incentive Plan					X
10.30*	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Short-Term Incentive Plan					X
10.31	Purchase and Sale Agreement, dated as of June 14, 2021, between Washington REIT and BPG Acquisitions, LLC	10-Q	001-06622	10.1	8/3/2021
10.32	Second Amended and Restated Credit Agreement, dated August 26, 2021, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.2	10/29/2021
10.33
First Amendment to Second Amended and Restated Credit Agreement, dated January 10, 2023, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent
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

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of Elme Communities or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

ITEM 16:  FORM 10-K SUMMARY

We have chosen not to include a Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ELME COMMUNITIES
Date: February 17, 2023
                                By:    /s/ Paul T. McDermott
                                    Paul T. McDermott
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 17, 2023
Paul T. McDermott

/s/ Edward S. Civera*	Lead Independent Trustee	February 17, 2023
Edward S. Civera

/s/ Jennifer S. Banner*	Trustee	February 17, 2023
Jennifer S. Banner

/s/ Benjamin S. Butcher*	Trustee	February 17, 2023
Benjamin S. Butcher

/s/ William G. Byrnes*	Trustee	February 17, 2023
William G. Byrnes

/s/ Ellen M. Goitia*	Trustee	February 17, 2023
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 17, 2023
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 17, 2023
Anthony L. Winns

/s/ Stephen E. Riffee	Executive Vice President and	February 17, 2023
Stephen E. Riffee	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Vice President, Chief Accounting Officer and	February 17, 2023
W. Drew Hammond	Treasurer
(Principal Accounting Officer)
* By: /s/ W. Drew Hammond through power of attorney
W. Drew Hammond

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Elme Communities is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Elme Communities’ internal control system over financial reporting is a process designed under the supervision of Elme Communities’ principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of Elme Communities’ annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Elme Communities’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Elme Communities’ internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2022, Elme Communities’ internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Elme Communities’ consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Elme Communities’ internal control over financial reporting, a copy of which appears on page 85 of this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elme Communities and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(A) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Acquisitions of Real Estate Properties
Description of the Matter
During the year ended December 31, 2022, the Company acquired three properties for an aggregate purchase price of $283.2 million as disclosed in Note 3 to the consolidated financial statements. These transactions were accounted for as asset acquisitions.

Auditing the Company's accounting for these acquisitions involves a higher degree of auditor judgment due to management’s use of estimates in determining the relative fair values of the tangible and identified intangible assets acquired and liabilities assumed. The significant assumptions used to estimate the values of the tangible and intangible assets included the replacement cost of the acquired real estate assets, estimated future cash flows and other valuation assumptions, which are based on internal analyses and other market data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the fair value of acquired assets and liabilities and allocating purchase price to the various components, including controls over management’s determination and review of the significant assumptions used in the analyses described above.

To test the fair values of acquired tangible and intangible assets and liabilities used in the purchase price allocation, we involved our valuation specialists and performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions used and the Company’s estimated fair values of acquired assets to observable market data, including other properties within the same submarkets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on Internal Control Over Financial Reporting

We have audited Elme Communities and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elme Communities and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 17, 2023

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2022	2021
Assets
Land	$373,171	$322,623
Income producing property	1,897,835	1,642,147
	2,271,006	1,964,770
Accumulated depreciation and amortization	(481,588)	(402,560)
Net income producing property	1,789,418	1,562,210
Properties under development or held for future development	31,260	30,631
Total real estate held for investment, net	1,820,678	1,592,841
Cash and cash equivalents	8,389	233,600
Restricted cash	1,463	620
Rents and other receivables	16,346	15,067
Prepaid expenses and other assets	25,730	33,866
Total assets	$1,872,606	$1,875,994
Liabilities
Notes payable, net	$497,359	$496,946
Line of credit	55,000	—
Accounts payable and other liabilities	34,386	40,585
Dividend payable	14,934	14,650
Advance rents	1,578	2,082
Tenant security deposits	5,563	4,669
Total liabilities	608,820	558,932
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized: 87,534 and 86,261 shares issued and outstanding, as of December 31, 2022 and 2021, respectively	875	863
Additional paid in capital	1,729,854	1,697,477
Distributions in excess of net income	(453,008)	(362,494)
Accumulated other comprehensive loss	(14,233)	(19,091)
Total shareholders’ equity	1,263,488	1,316,755
Noncontrolling interests in subsidiaries	298	307
Total equity	1,263,786	1,317,062
Total liabilities and equity	$1,872,606	$1,875,994

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2022	2021	2020
Revenue
Real estate rental revenue	$209,380	$169,151	$176,004
Expenses
Property operating and maintenance	47,530	38,741	39,625
Real estate taxes and insurance	26,471	22,041	23,357
Property management	7,436	6,133	6,145
General and administrative	28,258	27,538	23,951
Transformation costs	9,686	6,635	—
Depreciation and amortization	91,722	72,656	70,336
	211,103	173,744	163,414
Loss on sale of real estate, net	—	—	(15,009)
Real estate operating loss	(1,723)	(4,593)	(2,419)
Other income (expense)
Interest expense	(24,940)	(34,063)	(37,305)
Loss on interest rate derivatives	—	(5,866)	(560)
Loss on extinguishment of debt, net	(4,917)	(12,727)	(34)
Other income	712	4,109	—
	(29,145)	(48,547)	(37,899)
Loss from continuing operations	(30,868)	(53,140)	(40,318)
Discontinued operations:
Income from operations of properties sold or held for sale	—	23,083	24,638
Gain on sale of real estate, net	—	46,441	—
Income from discontinued operations	—	69,524	24,638
Net (loss) income	$(30,868)	$16,384	$(15,680)
Basic net (loss) income per share
Continuing operations	$(0.36)	$(0.63)	$(0.50)
Discontinued operations	—	0.82	0.30
Basic net (loss) income per share (1)	$(0.36)	$0.19	$(0.20)
Diluted net (loss) income per share
Continuing operations	$(0.36)	$(0.63)	$(0.50)
Discontinued operations	—	0.82	0.30
Diluted net (loss) income per share (1)	$(0.36)	$0.19	$(0.20)
Weighted average shares outstanding – basic	87,388	84,544	82,348
Weighted average shares outstanding – diluted	87,388	84,544	82,348
______________________________
(1)     Earnings per share may not sum due to rounding
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(30,868)	$16,384	$(15,680)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	2,819	3,673	(33,025)
Reclassification of unrealized loss on interest rate derivatives to earnings	2,039	7,799	639
Comprehensive (loss) income	$(26,010)	$27,856	$(48,066)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2019	82,099	821	1,592,487	(183,405)	1,823	1,411,726	336	1,412,062
Net loss	—	—	—	(15,680)	—	(15,680)	—	(15,680)
Unrealized loss on interest rate hedges	—	—	—	—	(33,025)	(33,025)	—	(33,025)
Loss on interest rate derivatives	—	—	—	—	560	560	—	560
Amortization of swap settlements	—	—	—	—	79	79	—	79
Distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
Dividends ($1.20 per common share)	—	—	—	(99,775)	—	(99,775)	—	(99,775)
Equity offerings, net of issuance costs	2,046	20	48,335	—	—	48,355	—	48,355
Shares issued under Dividend Reinvestment Program	90	1	2,120	—	—	2,121	—	2,121
Share grants, net of forfeitures and tax withholdings	174	2	6,424	—	—	6,426	—	6,426
Balance, December 31, 2020	84,409	844	1,649,366	(298,860)	(30,563)	1,320,787	322	1,321,109
Net income	—	—	—	16,384	—	16,384	—	16,384
Unrealized gain on interest rate hedges	—	—	—	—	3,673	3,673	—	3,673
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Dividends ($0.94 per common share)	—	—	—	(80,018)	—	(80,018)	—	(80,018)
Equity offerings, net of issuance costs	1,636	17	40,445	—	—	40,462	—	40,462
Shares issued under Dividend Reinvestment Program	75	—	1,744	—	—	1,744	—	1,744
Share grants, net of forfeitures and tax withholdings	141	2	5,922	—	—	5,924	—	5,924
Balance, December 31, 2021	86,261	863	1,697,477	(362,494)	(19,091)	1,316,755	307	1,317,062
Net loss	—	—	—	(30,868)	—	(30,868)	—	(30,868)
Unrealized gain on interest rate hedges	—	—	—	—	2,819	2,819	—	2,819
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Dividends ($0.68 per common share)	—	—	—	(59,646)	—	(59,646)	—	(59,646)
Equity offerings, net of issuance costs	1,032	10	26,839	—	—	26,849	—	26,849
Shares issued under Dividend Reinvestment Program	47	—	1,030	—	—	1,030	—	1,030
Share grants, net of forfeitures and tax withholdings	194	2	4,508	—	—	4,510	—	4,510
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(30,868)	$16,384	$(15,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,722	95,560	120,030
Credit losses on lease related receivables	2,483	2,482	5,422
(Gain) loss on sale of real estate	—	(46,441)	15,009
Share-based compensation expense	7,988	8,553	7,874
Amortization of debt premiums, discounts and related financing costs	4,052	4,325	2,794
Loss on interest rate derivatives	—	5,866	560
Loss on extinguishment of debt, net	4,917	12,727	34
Changes in other assets	(1,602)	(4,681)	(7,271)
Changes in other liabilities	(5,481)	(5,619)	(15,794)
Net cash provided by operating activities	73,211	89,156	112,978
Cash flows from investing activities
Real estate acquisitions, net	(204,433)	(153,748)	—
Net cash received from sale of real estate	—	897,783	152,889
Capital improvements to real estate	(36,513)	(32,410)	(58,095)
Development in progress	(698)	(8,406)	(28,812)
Non-real estate capital improvements	(1,743)	(49)	(222)
Insurance proceeds	2,224	—	—
Real estate deposits	—	(1,000)	—
Net cash (used in) provided by investing activities	(241,163)	702,170	65,760
Cash flows from financing activities
Line of credit borrowings (repayments), net	55,000	(42,000)	(14,000)
Dividends paid	(59,363)	(90,728)	(99,080)
Principal payments – mortgage notes payable	(76,598)	—	(46,567)
Proceeds from notes payable	—	—	350,000
Repayments of notes payable	—	(311,894)	(250,000)
Repayments of unsecured term loan debt	—	(150,000)	(300,000)
Proceeds from term loan	—	—	150,000
Settlement of interest rate derivatives	—	(5,866)	(20,948)
Payment of financing costs	(39)	(4,858)	(3,284)
Distributions to noncontrolling interests	(9)	(15)	(14)
Proceeds from dividend reinvestment program	1,030	1,744	2,121
Net proceeds from equity issuances	26,849	40,462	48,355
Payment of tax withholdings for restricted share awards	(3,286)	(2,241)	(1,782)
Net cash used in financing activities	(56,416)	(565,396)	(185,199)
Net (decrease) increase in cash, cash equivalents and restricted cash	(224,368)	225,930	(6,461)
Cash, cash equivalents and restricted cash at beginning of year	234,220	8,290	14,751
Cash, cash equivalents and restricted cash at end of year	$9,852	$234,220	$8,290

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$20,842	$27,166	$37,542
Change in accrued capital improvements and development costs	609	(6,949)	(5,850)
Dividend payable	14,934	14,650	25,361

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,389	$233,600	$7,697
Restricted cash	1,463	620	593
Cash, cash equivalents and restricted cash	$9,852	$234,220	$8,290

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. In October 2022, the Company changed its name from Washington Real Estate Investment Trust to Elme Communities to reflect the Company’s continued transition into a focused multifamily company, and subsequent geographic expansion into Sunbelt markets. On October 20, 2022, the Company’s ticker symbol on the New York Stock Exchange changed from “WRE” to “ELME.” Our business primarily consists of the ownership and operation of apartment communities in the greater Washington, DC metro and Sunbelt regions.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is generally our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. We sold no properties in 2022. We sold twelve office and eight retail properties for an aggregate gain of $46.4 million and three office properties for an aggregate loss of $14.3 million during the years ended December 31, 2021 and 2020, respectively.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of both December 31, 2022 and 2021, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the Tax Cuts and Jobs Act. The following is a breakdown of the taxable percentage of our dividends for the three years ended December 31, 2022 (unaudited):

	2022	2021	2020
Ordinary income/Section 199A dividends	20%	—%	36%
Return of capital	80%	100%	64%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
Capital gain	—%	—%	—%

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements include the consolidated accounts of Elme Communities and our subsidiaries and entities in which Elme Communities has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

We also generate other property-related revenue associated with the leasing of apartment homes, including parking income, move-in charges, pet rent and other miscellaneous revenue. Similar to rental income, such revenues are recorded when due from residents and recognized monthly as they are earned.

We recognize cost reimbursement income at our residential properties from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are primarily comprised of utility costs which are reimbursed by residents in accordance with specific allowable costs per resident lease agreements.

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

Real estate depreciation expense from continuing operations was $77.2 million, $66.2 million and $64.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2022 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total interest incurred	$25,223	$34,813	$39,524
Capitalized interest	(283)	(750)	(2,219)
Interest expense, net of capitalized interest	$24,940	$34,063	$37,305

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

Asset Acquisitions

The properties we acquire typically are not businesses as defined by ASC 805 ("Topic 805") - Clarifying the Definition of a Business. Per this definition, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. We therefore account for such acquisitions as asset acquisitions. Acquisition costs are capitalized and identifiable assets (including physical assets and in-place leases), liabilities assumed and any noncontrolling interests are measured by allocating the cost of the acquisition on a relative fair value basis.

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

Share-Based Compensation

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2022 and 2021, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland, Virginia and Georgia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2019 through 2021 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expenses.

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

NOTE 3: REAL ESTATE

As of December 31, 2022 and 2021, our real estate investment portfolio classified as income producing property that is held and used, at cost, consists of properties valued as follows (in thousands):

	December 31,
	2022	2021
Residential	$2,098,010	$1,790,914
Other (1)	172,996	173,856
	$2,271,006	$1,964,770
______________________________
(1)     Consists of Watergate 600

Our results of operations are dependent on the overall economic health of our markets and residents which are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing residents and consumer requirements.

As of December 31, 2022, one property, Riverside Apartments, accounted for more than approximately 10% of total assets and more than approximately 10% of real estate rental revenue.

We have properties under development/redevelopment and held for current or future development. The cost of our real estate portfolio under development or held for future development as of December 31, 2022 and 2021 was $31.3 million and $30.6 million, respectively.

As of December 31, 2022, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes, though we still consider the future completion of this development to be probable. We also continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

Acquisitions

Properties and land for development acquired during the three years ended December 31, 2022 were as follows:

Acquisition Date	Property	Type	# of Homes (unaudited)	Ending Occupancy	Contract Purchase Price (in thousands)
February 1, 2022	Carlyle of Sandy Springs	Residential	389	95.1%	105,586
May 5, 2022	Marietta Crossing	Residential	420	95.5%	107,900
May 5, 2022	Alder Park	Residential	270	93.7%	69,750
			1,079		$283,236

August 10, 2021	The Oxford	Residential	240	94.6%	$48,000
November 19, 2021	Assembly Eagles Landing	Residential	490	94.3%	106,000
			730		$154,000

The results of operations from acquired operating properties are included in the consolidated statements of operations as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2022 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Real estate rental revenue	$14,937	$2,262	$—
Net loss	(11,126)	(1,921)	—

As discussed in note 2, we record the acquired physical assets (land and building) and in-place leases (absorption costs) and any other assumed liabilities by allocating the total cost of the acquisitions on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2022	2021	2020
Land	$50,547	$20,914	$—
Building	220,825	128,540	—
Absorption costs	7,300	4,786	—
Aggregate discount on assumed mortgages	5,042	—	—
Total acquisition cost	283,714	154,240	—
Outstanding balance on assumed mortgages	(76,554)	—	—
Total carrying amounts recorded	$207,160	$154,240	$—

The weighted average remaining life for the absorption costs is two months.

The difference in the total cost of the 2022 acquisitions of $283.7 million for the 2022 acquisitions and the cash paid for the acquisitions per the consolidated statements of cash flows of $204.4 million is due to the assumption of two mortgage notes secured by Marietta Crossing and Alder Park for an aggregate outstanding balance of $76.6 million and credits received at settlement totaling $2.8 million. In September 2022, we extinguished the liabilities associated with the two mortgage notes though defeasance arrangements.

The difference in the total cost of the 2021 acquisitions of $154.2 million and the cash paid for the acquisitions per the consolidated statements of cash flows of $153.7 million is primarily due to credits received at settlement totaling $0.5 million.

Fair Value of In-place Leases

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022			2021
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$11,723	$8,000	$3,723	$12,080	$7,344	$4,736
Leasing commissions/absorption costs	63,064	56,416	6,648	56,373	45,471	10,902
Net lease intangible assets	621	618	3	621	612	9
Net lease intangible liabilities	13,055	9,683	3,372	13,340	9,021	4,319

Amortization of these combined components during the three years ended December 31, 2022, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization expense	$12,604	$4,378	$3,194
Real estate rental revenue increase, net	(944)	(765)	(759)
	$11,660	$3,613	$2,435

Amortization of these combined components over the next five years and thereafter is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2023	$2,729	$(813)	$1,916
2024	2,024	(707)	1,317
2025	2,020	(709)	1,311
2026	1,971	(661)	1,310
2027	1,627	(479)	1,148
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

We sold no properties in 2022. We sold twelve office and eight retail properties for an aggregate gain of $46.4 million and three office properties for an aggregate loss of $14.3 million during the years ended December 31, 2021 and 2020, respectively. The dispositions of the office and retail properties in 2021 represented a strategic shift that had a major effect on our financial results, and we accordingly reported them as discontinued operations.

We have fully transferred control of the assets associated with these disposed properties and do not have continuing involvement in the operations of these properties.

As of December 31, 2022, we assessed our properties for impairment and did not recognize any impairment charges during 2022. We applied reasonable estimates and judgments in evaluating each of the properties as of December 31, 2022. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

Discontinued Operations

The results of the twelve office and eight retail properties sold in 2021 are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

	Year Ended December 31,
	2021	2020
Real estate rental revenue	$70,519	$118,114
Expenses:
Property operating and maintenance	(11,201)	(20,967)
Real estate taxes and insurance	(11,136)	(19,050)
Property management	(2,195)	(3,765)
Depreciation and amortization	(22,904)	(49,694)
Gain on sale of real estate, net	46,441	—
Income from discontinued operations	$69,524	$24,638

Basic net income per share	$0.82	$0.30
Diluted net income per share	$0.82	$0.30

Capital expenditures	$3,316	$20,812
All assets and liabilities related to the Office Portfolio and Retail Portfolio were sold as of December 31, 2021.

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessee

For leases where we are the lessee, primarily in our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with ASC Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term.

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in “General and administrative expense.”

Leasing as a Lessor

    Future Minimum Rental Income

As of December 31, 2022, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands):

2023	$17,079
2024	17,149
2025	15,965
2026	15,922
2027	14,049
Thereafter	48,769
$128,933

Apartment leases are not included as the terms are generally for one year or less. Rental income under most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

NOTE 5: MORTGAGE NOTE PAYABLE

In May 2022, we assumed a $42.8 million mortgage note in connection with the acquisition of Marietta Crossing. This mortgage note bore interest at 3.36% per annum. The effective interest rate on this mortgage note was 4.50% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $40.0 million. Principal and interest were payable monthly until May 1, 2030, at which time all unpaid principal and interest were payable in full.

In May 2022, we assumed a $33.7 million mortgage note in connection with the acquisition of Alder Park. This mortgage note bore interest at 2.93% per annum. The effective interest rate on this mortgage note was 4.00% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $31.5 million. Principal and interest were payable monthly until May 1, 2030, at which time all unpaid principal and interest were payable in full.

In September 2022, we extinguished the liabilities associated with both of the mortgage notes through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

NOTE 6: UNSECURED LINES OF CREDIT PAYABLE

During the third quarter of 2021, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) and the continuation of an existing $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans. As a result of the transaction, we recognized a loss on extinguishment of debt of $0.2 million related to the write off of unamortized loan origination costs. We incurred $4.8 million of additional loan origination costs which are amortized as interest expense over the term of the Revolving Credit Facility.

On September 27, 2021, we prepaid a $150.0 million portion of the 2018 Term Loan using proceeds from the sale of the Office Portfolio and Retail Portfolio (see note 3). As a result of the prepayment, we recognized a loss on extinguishment of debt of $0.3 million related to the write-off of unamortized loan origination costs. Simultaneous with the prepayment, we terminated five interest rate swap arrangements. Subsequent to the end of 2022, we prepaid the remaining $100.0 million portion of the 2018 Term Loan using proceeds from a $125.0 million unsecured term loan (see note 7).

The amount of the Revolving Credit Facility unused and available at December 31, 2022 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(55,000)
Unused and available	$645,000

We executed borrowings and repayments on the Revolving Credit Facility during 2022 as follows (in thousands):

Balance, December 31, 2021	$—
Borrowings	90,000
Repayments	(35,000)
Balance, December 31, 2022	$55,000

As of December 31, 2022, the Revolving Credit Facility bore interest at a rate of either one month LIBOR plus a margin ranging from 0.70% to 1.40% or the base rate plus a margin ranging from 0.0% to 0.40% (in each case depending upon Elme Communities’ credit rating). The base rate was the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and the LIBOR market index rate plus 1.0%. Subsequent to the end of 2022, we executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of December 31, 2022, the interest rate on the Revolving Credit Facility was one month LIBOR plus 0.85%, the one month LIBOR was 4.39% and the facility fee was 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

For the three years ended December 31, 2022, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense (excluding facility fees)	$912	$390	$3,035
Facility fees	1,454	1,419	1,423

The Revolving Credit Facility contains and the prior unsecured credit facility that it replaced contained certain financial and non-financial covenants, all of which we have met as of December 31, 2022 and 2021. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2022 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2022	2021	2020
Total revolving credit facilities at December 31	$700,000	$700,000	$700,000
Borrowings outstanding at December 31	55,000	—	42,000
Weighted average daily borrowings during the year	21,636	34,803	204,809
Maximum daily borrowings during the year	67,000	79,000	456,000
Weighted average interest rate during the year	4.22%	1.12%	1.48%
Weighted average interest rate on borrowings outstanding at December 31	5.20%	—%	1.15%

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

NOTE 7: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2022 and 2021 are as follows (in thousands):

		Effective	December 31,		Payoff Date/
	Coupon/Stated Rate	Rate (1)	2022	2021	Maturity Date (2)
2018 Term Loan (3)	1 Month LIBOR + 110 basis points	2.31%	$100,000	$100,000	1/10/2023
30-Year Unsecured Notes	7.25%	7.36%	50,000	50,000	2/25/2028
Green Bonds	3.44%	4.09%	350,000	350,000	12/29/2030
Total principal			500,000	500,000
Premiums and discounts, net			(116)	(138)
Deferred issuance costs, net			(2,525)	(2,916)
Total			$497,359	$496,946
______________________________
(1)     For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 8).
(2)     No principal amounts are due prior to maturity.
(3)    Subsequent to the end of 2022, we prepaid the remaining $100.0 million portion of the 2018 Term Loan using proceeds from the 2023 Term Loan (as defined below).

Subsequent to the end of 2022, we executed a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points. The 2023 Term Loan has a two-year term ending in January 2025, with two one year extension options. We used the proceeds to prepay the 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility.

In August 2021, we redeemed $300.0 million of our existing unsecured notes that were scheduled to mature in 2022. As a result of the prepayment, we recognized a loss on extinguishment of debt of $12.3 million comprised of a prepayment penalty of $11.9 million and the write-off of unamortized loan origination costs of $0.4 million.

On September 29, 2020, we entered into a note purchase agreement to issue $350.0 million aggregate principal amount of 3.44% senior unsecured 10-year notes payable (the “Green Bonds”). The effective interest rate under the Green Bonds, including amortization of the associated interest rate swaps (see note 8), is 4.09%. The closing and full funding of the Green Bonds occurred on December 17, 2020. We incurred $2.6 million of debt issuance costs associated with the Green Bonds which are reported on our consolidated balance sheets as an offset to their related debt. The Green Bonds are senior unsecured obligations of Elme Communities and rank equal in right to payment with all other senior unsecured indebtedness of Elme Communities.

The proceeds of the sale of the Green Bonds were used to finance or refinance recently completed and future green building and energy efficiency, sustainable water and wastewater management and renewable energy projects.

The note purchase agreement contains customary financial covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unencumbered leverage ratio. The note purchase agreement also contains restrictive covenants that, among other things, restrict the ability of Elme Communities and its subsidiaries to enter into transactions with affiliates, consolidate or merge or transfer or lease all or substantially all of its assets, create liens, make dividends and distributions if an event of default exists, or substantially change the general nature of our business. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in our Credit Agreement.

The note purchase agreement also contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of certain covenants and bankruptcy events. In the case of an event of default, we will generally be prohibited from paying any dividends, subject to certain exceptions including payment of dividends necessary to maintain REIT status, and the Purchasers may, among other remedies, accelerate the payment of all obligations. In the event of a change in control of Elme Communities, we must offer to prepay the Green Bonds at par.

The required principal payments on the unsecured notes and term loans as of December 31, 2022 are as follows (in thousands):

2023	$100,000
2024	—
2025	—
2026	—
2027	—
Thereafter	400,000
$500,000

Interest on these notes is payable semi-annually, except for the term loan, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2022. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 8: DERIVATIVE INSTRUMENTS

We have one interest rate swap arrangement with a notional amount of $100.0 million that effectively fixed the remaining $100.0 million portion of the 2018 Term Loan at 2.31%. Subsequent to the end of 2022, we prepaid the 2018 Term Loan using proceeds from the $125.0 million 2023 Term Loan (see note 7). Subsequent to this transaction, our interest rate swap arrangement effectively fixes a $100.0 million portion of the 2023 Term Loan.

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
The fair values of the interest rate swap as of December 31, 2022 and 2021, were as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Liabilities
				December 31,
Derivative Instrument			Maturity Date	2022	2021
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$1,998	$(821)

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The current interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Year Ending December 31,
	2022	2021	2020
Unrealized gain (loss) on interest rate hedges	$2,819	$3,673	$(33,025)

Amounts reported in Accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive income into interest expense for the three years ended December 31, 2022, were as follows (in thousands):

	Year Ending December 31,
	2022	2021	2020
Loss reclassified from Accumulated other comprehensive income (loss) into interest expense	$2,039	$2,039	$79

During the next twelve months, we estimate that $2.0 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2022, the fair value of derivative assets, including accrued interest, was $2.0 million and we did not have any derivatives in a liability position. As of December 31, 2022, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2022 and 2021 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 8).

We base the valuations related to the SERP on assumptions derived from significant other observable inputs and accordingly these valuations fall into Level 2 in the fair value hierarchy.

The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps falls into Level 2 in the fair value hierarchy.

The fair values of these assets and liabilities at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022				December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$2,142	$—	$2,142	$—	$2,566	$—	$2,566	$—
Interest rate swaps	1,998	—	1,998	—	—	—	—	—
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$(821)	$—	$(821)	$—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2022 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2022.

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

As of December 31, 2022 and 2021, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,389	$8,389	$233,600	$233,600
Restricted cash	1,463	1,463	620	620
Line of credit payable	55,000	55,000	—	—
Notes payable	497,359	454,564	496,946	515,341

NOTE 10: SHARE-BASED COMPENSATION

Elme Communities maintains short-term and long-term incentive plans that allow for share-based awards to officers and non-officer employees. Share-based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2022 and 2021.

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

Prior Short-Term Incentive Plan ("Prior STIP")

Under the Prior STIP, executive officers earned awards, payable 50% in cash and 50% in restricted shares, based on a percentage of salary and an achievement rating subject to the discretion of the Compensation Committee of the board of trustees in consideration of various performance conditions and other subjective factors during a one-year performance period. With respect to the 50% of the Prior STIP award payable in restricted shares, the restricted shares will vest over a three-year period commencing on the January 1 following the end of the one-year performance period. Prior to the adoption of the 2016 Omnibus Incentive Plan, share-based awards to officers, non-officer employees and trustees were issued under the Washington Real Estate Investment Trust 2007 Omnibus Long-Term Incentive Plan which allowed for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,000,000 shares while the plan was in effect.

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

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the Officer LTIP awards. For three-year performance periods commencing on or after January 1, 2022, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (100% weighting). For three-year performance periods commencing between January 1, 2021 and December 31, 2021, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (50% weighting), relative to the FTSE Residential Index (42.5% weighting) and the FTSE Office Index (7.5% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, relative to the peer companies and relative to the FTSE indexes, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Elme Communities and each of the peer companies.

The assumptions used to value the TSR portion of the officer LTIP and Prior LTIP awards were as follows:

	2022 Awards	2021 Awards	2020 Awards
Expected volatility (1)	35.2%	35.5%	17.5%
Risk-free interest rate (2)	1.7%	0.3%	1.4%
Expected term (3)	3 years	3 years	3 years
Share price at grant date	$24.54	$23.20	$31.50
______________________________
(1)     Expected volatility based upon historical volatility of our daily closing share price.
(2)    Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3)    Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2022 ranged from approximately 32% to 248% for the 100% of the LTIP based on TSR relative to a defined population of peer companies.

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

During 2022, our chief executive officer was granted a one-time equity award of 100,000 restricted shares. None of the restricted shares vest until the earlier of the fifth anniversary of the grant date or when our chief executive officer become retirement-eligible, at which time 100% of the restricted shares will vest, subject to Mr. McDermott's continued employment with Elme Communities until such vesting date.

During 2017, our chief executive officer was granted a one-time equity award of 100,000 restricted shares which vested in June 2022 on the fifth anniversary of the grant date.

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

Restricted share awards made to retirement-eligible employees fully vest on the grant date. Employees are considered retirement-eligible when they are both over the age of 55 and have been employed by Elme Communities for at least 20 years, or over the age of 65. We fully recognize compensation expense for such awards as of the grant date.

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000 for each of three years ended December 31, 2022.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2022 for all share based awards was $8.0 million, $8.6 million and $7.9 million, respectively, net of capitalized share-based compensation expense of $0.2 million, $0.3 million and $0.4 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2022 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2019	269,383	$28.45
Granted	285,101	30.39
Vested during year	(239,033)	27.54
Forfeited	(8,456)	28.35
Unvested at December 31, 2020	306,995	30.96
Granted	238,134	23.53
Vested during year	(277,967)	26.39
Forfeited	(7,467)	26.73
Unvested at December 31, 2021	259,695	29.16
Granted	408,606	22.33
Vested during year	(408,118)	27.13
Forfeited	(17,814)	25.31
Unvested at December 31, 2022	242,369	21.35

The total fair value of share grants vested for each of the three years ended December 31, 2022 was $11.1 million, $7.6 million and $6.6 million, respectively.

As of December 31, 2022, the total compensation cost related to non-vested share awards not yet recognized was $4.7 million, which we expect to recognize over a weighted average period of 30 months.

Unrestricted Shares with Market Conditions

Share-based awards with market conditions under the LTIP were awarded in 2022, 2021 and 2020 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	2022 Awards (1)	2021 Awards (1)	2020 Awards (1)
Relative Peer TSR	$1,480	$951	$510
Absolute/Index TSR (2)	N/A	971	565

The unamortized value of these awards with market conditions as of December 31, 2022 was as follows (in thousands):

	2022 Awards (1)	2021 Awards (1)	2020 Awards (1)
Relative Peer TSR	$1,029	$299	$—
Absolute/Index TSR (2)	N/A	305	—
______________________________
(1)    The 2022, 2021 and 2020 Awards were granted under the Officer LTIP, whereby all of the shares vest immediately at the end of the three-year performance period.
(2)     The performance conditions for the 2022 awards were evaluated based on 100% on TSR relative to a defined population of peer companies. The performance conditions for the 2021 awards were evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE Multifamily and Office indexes. The performance conditions for the 2020 awards were evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE NAREIT Diversified Index.

NOTE 11: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2022, we made contributions to the 401(k) plan of $0.3 million, $0.4 million and $0.4 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded, and payments are to be made out of the general assets of Elme Communities. The deferred compensation liability was $0.2 million and $0.5 million at December 31, 2022 and 2021, respectively.

In November 2005, the board of trustees approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Elme Communities for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2022 and 2021, the accrued benefit liability was $2.1 million and $2.6 million, respectively. For each of the three years ended December 31, 2022, we recognized current service cost of $0.2 million, $0.2 million and $0.2 million, respectively.

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

The computation of basic and diluted earnings per share for the three years ended December 31, 2022 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Loss from continuing operations	$(30,868)	$(53,140)	$(40,318)
Allocation of earnings to unvested restricted share awards	(232)	(393)	(545)
Adjusted loss from continuing operations	(31,100)	(53,533)	(40,863)
Income from discontinued operations, including gain on sale of real estate	—	69,524	24,638
Adjusted net (loss) income	$(31,100)	$15,991	$(16,225)
Denominator:
Weighted average shares outstanding – basic and diluted	87,388	84,544	82,348

Earnings per common share, basic:
Continuing operations	$(0.36)	$(0.63)	$(0.50)
Discontinued operations	—	0.82	0.30
Basic net income (loss) per common share (1)	$(0.36)	$0.19	$(0.20)
Earnings per common share, diluted:
Continuing operations	$(0.36)	$(0.63)	$(0.50)
Discontinued operations	—	0.82	0.30
Diluted net income (loss) per common share (1)	$(0.36)	$0.19	$(0.20)

Dividends declared per common share	$0.68	$0.94	$1.20
______________________________
(1)     Earnings per share may not sum due to rounding

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2022, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.

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

Prior to the end of the second quarter of 2021, we had two reportable segments: office and residential. During the third quarter of 2021, we closed on the sales of the Office Portfolio and the Retail Portfolio (see note 3), and following such sales, we have one remaining office property, Watergate 600, which does not meet the criteria for a reportable segment and has been classified within “Other” on our segment disclosure tables.

We evaluate performance based upon net operating income ("NOI") of the combined properties in the segment. Our reportable operating segment consolidates similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. NOI is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

Real estate rental revenue as a percentage of the total for each of the reportable operating segments for the three years ended December 31, 2022 was as follows:

	Year Ended December 31,
	2022	2021	2020
Multifamily	91%	89%	82%
Other	9%	11%	18%

The percentage of income producing real estate assets classified as held and used, at cost, for each of the reportable operating segments as of December 31, 2022 and 2021 was as follows:

	2022	2021
Multifamily	92%	91%
Other	8%	9%

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2022 from these segments, and reconciles net operating income of reportable segments to net (loss) income as reported (in thousands):

	Twelve Months Ended December 31, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$190,500	$18,880	$209,380
Real estate expenses	68,735	5,266	74,001
Net operating income	$121,765	$13,614	$135,379
Property management expenses			(7,436)
General and administrative expenses			(28,258)
Transformation costs			(9,686)
Depreciation and amortization			(91,722)
Interest expense			(24,940)
Loss on extinguishment of debt			(4,917)
Other income			712
Net loss			$(30,868)
Capital expenditures	$35,081	$3,175	$38,256
Total assets	$1,691,176	$181,430	$1,872,606

	Twelve Months Ended December 31, 2021
	Residential	Other (1), (3)	Consolidated
Real estate rental revenue	$150,965	18,186	$169,151
Real estate expenses	55,527	5,255	60,782
Net operating income	$95,438	$12,931	$108,369
Property management expenses			(6,133)
General and administrative expenses			(27,538)
Transformation costs			(6,635)
Depreciation and amortization			(72,656)
Interest expense			(34,063)
Loss on interest rate derivatives			(5,866)
Loss on extinguishment of debt			(12,727)
Other income			4,109
Discontinued operations:
Income from properties sold or held for sale			23,083
Gain on sale of real estate			46,441
Net income			$16,384
Capital expenditures	$27,953	$4,506	$32,459
Total assets	$1,455,328	$420,666	$1,875,994

	Twelve Months Ended December 31, 2020
	Residential	Other (2), (3)	Consolidated
Real estate rental revenue	$145,138	$30,866	$176,004
Real estate expenses	52,852	10,130	62,982
Net operating income	$92,286	$20,736	$113,022
Property management expenses			(6,145)
General and administrative expenses			(23,951)
Depreciation and amortization			(70,336)
Loss on sale of real estate			(15,009)
Interest expense			(37,305)
Loss on extinguishment of debt			(34)
Loss on interest rate derivatives			(560)
Discontinued operations:
Income from properties sold or held for sale			24,638
Net loss			$(15,680)
Capital expenditures	$24,675	$33,642	$58,317
Total assets	$1,333,235	$1,076,583	$2,409,818
______________________________
(1)     In 2022 and 2021, Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)    In 2020, Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment and office     properties sold during 2020: John Marshall II, Monument II and 1227 25th Street.
(3)    Total assets and capital expenditures include office and retail properties classified as discontinued operations.

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

While the Company previously owned a combination of commercial and residential assets, we disposed of all but one of our commercial assets in 2021. These commercial assets are classified as discontinued operations as of December 31, 2022.

Unaudited financial data by quarter in each of the years ended December 31, 2022 and 2021 were as follows (in thousands, except for per share data):

	Quarter(1), (2)
	First	Second	Third	Fourth
2022
Real estate rental revenue	$47,804	$51,380	$54,603	$55,593
Loss from continuing operations	$(7,724)	$(8,874)	$(10,739)	$(3,531)
Net loss	$(7,724)	$(8,874)	$(10,739)	$(3,531)

Loss from continuing operations per share
Basic	$(0.09)	$(0.10)	$(0.12)	$(0.04)
Diluted	$(0.09)	$(0.10)	$(0.12)	$(0.04)
Net loss per share
Basic	$(0.09)	$(0.10)	$(0.12)	$(0.04)
Diluted	$(0.09)	$(0.10)	$(0.12)	$(0.04)
2021
Real estate rental revenue	$40,607	$41,297	$42,499	$44,748
Loss from continuing operations	$(7,277)	$(16,737)	$(22,330)	$(6,796)
Income from operations of properties sold or held for sale	$6,130	$9,745	$7,208	$—
Net (loss) income	$(1,147)	$(6,992)	$31,319	$(6,796)
Loss from continuing operations per share
Basic	$(0.09)	$(0.20)	$(0.26)	$(0.08)
Diluted	$(0.09)	$(0.20)	$(0.26)	$(0.08)
Net (loss) income per share
Basic	$(0.02)	$(0.08)	$0.37	$(0.08)
Diluted	$(0.02)	$(0.08)	$0.37	$(0.08)
______________________________
(1)With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.
(2)The third quarter of 2021 includes net gain on sale of real estate of $46.4 million.

NOTE 16: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements in 2020 and 2021 and the Original Equity Distribution Agreements in 2020 and 2019, respectively, for the three years ended December 31, 2022 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Issuance of common shares	1,032	1,636	2,046
Weighted average price per share	$26.27	$25.44	$23.86
Net proceeds	$26,849	40,462	$48,355

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2022 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Issuance of common shares	47	75	90
Weighted average price per share	$22.40	$23.37	$24.12
Net proceeds	$1,030	$1,744	$2,121

NOTE 17: DEFERRED COSTS

As of December 31, 2022 and 2021, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2022			2021
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$8,992	$5,132	$3,860	$8,977	$4,734	$4,243

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the three years ended December 31, 2022 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Deferred leasing costs amortization	$406	$535	$1,269

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2022	$1,392	$7	$—	$1,399
2021	$1,402	$—	$(10)	$1,392
2020	$1,402	$—	$—	$1,402

SCHEDULE III

		Initial Cost (a)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2022			Accumulated Depreciation at December 31, 2022 (b)
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements (b)	Total (c)		Year of Construction	Date of Acquisition	Net Rentable Square Feet	Homes	Depreciation Life (d)
Residential Properties
3801 Connecticut Avenue	Washington, D.C.	$420,000	$2,678,000	$23,157,000	$420,000	$25,835,000	$26,255,000	$16,859,000	1951	Jan 1963	178,000	307	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	14,298,000	336,000	16,294,000	16,630,000	13,412,000	1964	May 1965	170,000	191	40 years
Park Adams	Virginia	287,000	1,654,000	14,583,000	287,000	16,237,000	16,524,000	13,007,000	1959	Jan 1969	173,000	200	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	33,870,000	4,356,000	50,972,000	55,328,000	34,836,000	1982	Aug 1996	274,000	256	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	17,038,000	3,900,000	30,450,000	34,350,000	23,987,000	1986	Nov 1997	225,000	195	30 years
Bennett Park	Virginia	2,861,000	917,000	83,307,000	4,774,000	82,311,000	87,085,000	49,238,000	2007	Feb 2001	215,000	224	28 years
The Clayborne	Virginia	269,000	—	31,982,000	699,000	31,552,000	32,251,000	19,853,000	2008	Jun 2003	60,000	74	26 years
Kenmore Apartments	Washington, D.C.	28,222,000	33,955,000	21,469,000	28,222,000	55,424,000	83,646,000	24,484,000	1948	Sep 2008	268,000	374	30 years
The Maxwell	Virginia	12,787,000	—	38,726,000	12,848,000	38,665,000	51,513,000	15,585,000	2014	Jun 2011	116,000	163	30 years
Yale West	Washington, D.C.	14,684,000	62,069,000	2,320,000	14,684,000	64,389,000	79,073,000	20,229,000	2011	Feb 2014	173,000	216	30 years
The Paramount (f)	Virginia	8,568,000	38,716,000	4,230,000	8,568,000	42,946,000	51,514,000	16,081,000	1984	Oct 2013	141,000	135	30 years
The Wellington	Virginia	30,548,000	116,563,000	22,311,000	30,548,000	138,874,000	169,422,000	38,914,000	1960	Jul 2015	600,000	711	30 years
Trove	Virginia	15,000,000	—	118,646,000	15,000,000	118,646,000	133,646,000	16,637,000	2020	Jul 2015	293,000	401	30 years
Riverside Apartments	Virginia	38,924,000	184,854,000	47,036,000	38,924,000	231,890,000	270,814,000	62,145,000	1971	May 2016	1,001,000	1,222	30 years
Riverside Apartments land parcel (e)	Virginia	15,968,000	—	14,419,000	—	30,387,000	30,387,000	—	n/a	May 2016	—	n/a	n/a
Assembly Alexandria	Virginia	23,942,000	93,672,000	14,159,000	23,942,000	107,831,000	131,773,000	14,997,000	1990	Jun 2019	437,000	532	30 years
Assembly Manassas	Virginia	13,586,000	68,802,000	6,421,000	13,586,000	75,223,000	88,809,000	11,063,000	1986	Jun 2019	390,000	408	30 years
Assembly Dulles	Virginia	12,476,000	66,852,000	7,476,000	12,476,000	74,328,000	86,804,000	10,798,000	2000	Jun 2019	361,000	328	30 years
Assembly Leesburg	Virginia	4,113,000	21,286,000	1,463,000	4,113,000	22,749,000	26,862,000	3,791,000	1986	Jun 2019	124,000	134	30 years
Assembly Herndon	Virginia	11,225,000	51,534,000	6,378,000	11,225,000	57,912,000	69,137,000	8,937,000	1991	Jun 2019	221,000	283	30 years
Assembly Germantown	Maryland	7,609,000	34,431,000	3,422,000	7,609,000	37,853,000	45,462,000	5,980,000	1990	Jun 2019	211,000	218	30 years
Assembly Watkins Mill	Maryland	7,151,000	30,851,000	1,934,000	7,151,000	32,785,000	39,936,000	5,269,000	1975	Jun 2019	193,000	210	30 years
Cascade at Landmark	Virginia	12,289,000	56,235,000	4,070,000	12,289,000	60,305,000	72,594,000	8,683,000	1988	Jul 2019	273,000	277	30 years
The Oxford	Georgia	4,798,000	42,122,000	1,986,000	4,798,000	44,108,000	48,906,000	2,700,000	1999	Aug 2021	228,000	240	30 years
Assembly Eagles Landing	Georgia	16,117,000	86,460,000	2,271,000	16,117,000	88,731,000	104,848,000	4,443,000	2000	Nov 2021	534,000	490	30 years
Carlyle of Sandy Springs	Georgia	17,423,000	85,817,000	3,123,000	17,423,000	88,940,000	106,363,000	3,205,000	1972	Feb 2022	506,000	389	30 years
Marietta Crossing	Georgia	19,019,000	83,319,000	641,000	19,019,000	83,960,000	102,979,000	2,267,000	1975	May 2022	415,000	420	30 years
Alder Park	Georgia	14,106,000	51,689,000	564,000	14,106,000	52,253,000	66,359,000	1,548,000	1982	May 2022	321,000	270	30 years

		$340,984,000	$1,246,986,000	$541,300,000	$327,420,000	$1,801,850,000	$2,129,270,000	$448,948,000			8,101,000	8,868
Office Buildings
Watergate 600	Washington, D.C.	$45,981,000	$78,325,000	$46,136,000	$45,751,000	$124,691,000	$170,442,000	$30,898,000	1972	Apr 2017	300,000		30 years

Total	$386,965,000	$1,325,311,000	$587,436,000	$373,171,000	$1,926,541,000	$2,299,712,000	$479,846,000	8,401,000	8,868
______________________________
a)     The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.
b)    Excludes the right of use asset and associated accumulated depreciation for our corporate office operating lease of $2.6 million and $1.7 million, respectively.
c)     At December 31, 2022, total land, buildings and improvements are carried at $1,401.0 million for federal income tax purposes.
d)     The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 40 years.

e)     As of December 31, 2022, Elme Communities had one residential property under development, the Riverside Apartments land parcel. The value not yet placed into service at December 31, 2022 was $30.4 million.
f)     As of December 31, 2022, Elme Communities had investments in various development, redevelopment and renovation projects, including The Ashby at McLean and The Paramount. The total value of these projects, which has not yet been placed in service, is $0.9 million at December 31, 2022.

ELME COMMUNITIES AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Real estate assets
Balance, beginning of period	$1,990,810	$3,021,232	$3,159,463
Additions:
Property acquisitions (1)	271,373	149,497	—
Improvements (1)	37,539	34,095	81,119
Deductions:
Impairment write-down	—	—	—
Write-off of disposed assets	(10)	(619)	(1,694)
Property sales	—	(1,213,395)	(217,656)
Balance, end of period	$2,299,712	$1,990,810	$3,021,232
Accumulated depreciation
Balance, beginning of period	$401,926	$749,014	$712,630
Additions:
Depreciation	78,267	86,399	106,920
Deductions:
Impairment write-down	—	—	—
Write-off of disposed assets	(347)	(27)	(730)
Property sales	—	(433,460)	(69,806)
Balance, end of period	$479,846	$401,926	$749,014
______________________________
(1)     Includes non-cash accruals for capital items.