Form 10-Q
period 2023-03-31
Elme Communities
filed 2023-04-28
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, 87,721,727 common shares were outstanding.

ELME COMMUNITIES

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2022 included in our 2022 Annual Report on Form 10-K filed on February 17, 2023.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Land	$373,171	$373,171
Income producing property	1,903,648	1,897,835
	2,276,819	2,271,006
Accumulated depreciation and amortization	(502,104)	(481,588)
Net income producing property	1,774,715	1,789,418
Properties under development or held for future development	31,260	31,260
Total real estate held for investment, net	1,805,975	1,820,678
Cash and cash equivalents	7,044	8,389
Restricted cash	1,487	1,463
Rents and other receivables	16,095	16,346
Prepaid expenses and other assets	24,398	25,730
Total assets	$1,854,999	$1,872,606
Liabilities
Notes payable, net	$521,761	$497,359
Line of credit	35,000	55,000
Accounts payable and other liabilities	28,583	34,386
Dividend payable	15,869	14,934
Advance rents	1,800	1,578
Tenant security deposits	5,671	5,563
Total liabilities	608,684	608,820
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 87,709 and 87,534 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	877	875
Additional paid in capital	1,731,701	1,729,854
Distributions in excess of net income	(472,503)	(453,008)
Accumulated other comprehensive loss	(14,056)	(14,233)
Total shareholders’ equity	1,246,019	1,263,488
Noncontrolling interests in subsidiaries	296	298
Total equity	1,246,315	1,263,786
Total liabilities and equity	$1,854,999	$1,872,606
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue
Real estate rental revenue	$55,809	$47,804
Expenses
Property operating and maintenance	12,399	10,565
Real estate taxes and insurance	7,122	6,587
Property management	1,769	1,750
General and administrative	6,841	6,939
Transformation costs	2,900	2,223
Depreciation and amortization	21,536	22,200
	52,567	50,264
Real estate operating gain (loss)	3,242	(2,460)
Other income (expense)
Interest expense	(6,831)	(5,650)
Loss on extinguishment of debt	(54)	—
Other income	—	386
	(6,885)	(5,264)
Net loss	$(3,643)	$(7,724)

Basic net loss per common share	$(0.04)	$(0.09)

Diluted net loss per common share	$(0.04)	$(0.09)

Weighted average shares outstanding – basic	87,649	87,214
Weighted average shares outstanding – diluted	87,649	87,214

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,643)	$(7,724)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate hedges	(333)	1,925
Reclassification of unrealized loss on interest rate derivatives to earnings	510	510
Comprehensive loss	$(3,466)	$(5,289)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(3,643)	—	(3,643)	—	(3,643)
Unrealized loss on interest rate hedges	—	—	—	—	(333)	(333)	—	(333)
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,852)	—	(15,852)	—	(15,852)
Shares issued under Dividend Reinvestment Program	14	—	248	—	—	248	—	248
Share grants, net of forfeitures and tax withholdings	161	2	1,599	—	—	1,601	—	1,601
Balance, March 31, 2023	87,709	$877	$1,731,701	$(472,503)	$(14,056)	$1,246,019	$296	$1,246,315

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(7,724)	—	(7,724)	—	(7,724)
Unrealized gain on interest rate hedges	—	—	—	—	1,925	1,925	—	1,925
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.17 per common share)	—	—	—	(14,890)	—	(14,890)	—	(14,890)
Equity issuances, net of issuance costs	1,032	10	26,841	—	—	26,851	—	26,851
Shares issued under Dividend Reinvestment Program	10	—	264	—	—	264	—	264
Share grants, net of forfeitures and tax withholdings	111	1	1,246	—	—	1,247	—	1,247
Balance, March 31, 2022	87,414	$874	$1,725,828	$(385,108)	$(16,656)	$1,324,938	$305	$1,325,243

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,643)	$(7,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,536	22,200
Credit losses on lease related receivables	703	410
Share-based compensation expense	1,188	2,082
Net amortization of debt premiums, discounts and related financing costs	1,048	1,001
Loss on extinguishment of debt	54	—
Changes in operating other assets	(872)	(735)
Changes in operating other liabilities	(3,725)	(8,583)
Net cash provided by operating activities	16,289	8,651
Cash flows from investing activities
Real estate acquisitions, net	—	(104,572)
Capital improvements to real estate	(5,569)	(4,004)
Development in progress	—	(595)
Real estate deposits, net	—	(5,330)
Non-real estate capital improvements	(222)	(32)
Net cash used in investing activities	(5,791)	(114,533)
Cash flows from financing activities
Line of credit repayments, net	(20,000)	—
Dividends paid	(14,917)	(14,615)
Repayments of unsecured term loan debt	(100,000)	—
Proceeds from term loan	125,000	—
Payment of financing costs	(844)	(39)
Distributions to noncontrolling interests	(2)	(2)
Proceeds from dividend reinvestment program	248	264
Net proceeds from equity issuances	—	26,852
Payment of tax withholdings for restricted share awards	(1,304)	(451)
Net cash (used in) provided by financing activities	(11,819)	12,009
Net decrease in cash, cash equivalents and restricted cash	(1,321)	(93,873)
Cash, cash equivalents and restricted cash at beginning of period	9,852	234,220
Cash, cash equivalents and restricted cash at end of period	$8,531	$140,347

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,954	$8,557
Change in accrued capital improvements and development costs	216	1,145
Dividend payable	15,869	14,924

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,044	$139,711
Restricted cash	1,487	636
Cash, cash equivalents and restricted cash	$8,531	$140,347
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended March 31, 2023 and March 31, 2022 as the “2023 Quarter” and the “2022 Quarter,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both March 31, 2023 and December 31, 2022, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform ("Topic 848"), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. During the 2023 Quarter, we executed an amendment to the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) to convert the benchmark interest rate from LIBOR to an adjusted SOFR ("Secured Overnight Financing Rate"). We elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of this guidance did not have a material impact on our consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Elme Communities and our subsidiaries and entities in which Elme Communities has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of March 31, 2023, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes. However, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

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

We did not sell or classify any properties as held for sale during the 2023 Quarter or in 2022.

As of March 31, 2023, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2023 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of March 31, 2023. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

During the third quarter of 2021, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for the Revolving Credit Facility and the continuation of an existing $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans.

During the 2023 Quarter, we executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR ("Secured Overnight Financing Rate"), with no change in the applicable interest rate margins. The Revolving Credit Facility bears interest at a rate of daily SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2023, the interest rate on the Revolving Credit Facility is adjusted SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85%, the daily SOFR is 4.87% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2023 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(35,000)
Unused and available	$665,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2023 Quarter as follows (in thousands):

Balance, December 31, 2022	$55,000
Borrowings	125,000
Repayments	(145,000)
Balance, March 31, 2023	$35,000

NOTE 5: NOTES PAYABLE

During the 2023 Quarter, we entered into a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility.

NOTE 6: DERIVATIVE INSTRUMENTS

We have an interest rate swap arrangement with a notional amount of $100.0 million that had effectively fixed the remaining $100.0 million portion of the 2018 Term Loan prior to the prepayment. During the 2023 Quarter, we prepaid the 2018 Term Loan using proceeds from the $125.0 million 2023 Term Loan (see note 5). Subsequent to this transaction, the interest swap arrangement effectively fixes the interest rate on a $100.0 million portion of the 2023 Term Loan through the interest rate swap arrangement’s expiration date of July 21, 2023.

In March 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that will effectively fix the interest of the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.

The interest rate swap arrangements are recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We record the effective portion of changes in fair value of the cash flow hedges in Other comprehensive income (loss). We assess the effectiveness of a cash flow hedge both at inception and on an ongoing basis. If a cash flow hedge is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness of our cash flow hedges is recorded in earnings.

The fair values of the interest rate swaps as of March 31, 2023 and December 31, 2022, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2023	December 31, 2022
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$1,148	$1,998
Interest rate swap	75,000	July 21, 2023	January 10, 2025	310	—
Interest rate swap	50,000	July 21, 2023	January 10, 2025	207	—
				$1,665	$1,998

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains or losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized (loss) gain on interest rate hedges	$(333)	$1,925

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. The gains or losses reclassified from Accumulated other comprehensive loss into interest expense for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$510

During the next twelve months, we estimate that an additional $1.8 million will be reclassified as a decrease to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2023, the fair value of derivative assets, including accrued interest, was $1.7 million and we did not have any derivatives in a liability position. As of March 31, 2023, we have not posted any collateral related to these agreements.

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

Level 3: Significant unobservable inputs

The only assets or liabilities we had at March 31, 2023 and December 31, 2022 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,307	$—	$2,307	$—	$2,142	$—	$2,142	$—
Interest rate derivatives	1,665	—	1,665	—	1,998	—	1,998	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2023 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2023 and December 31, 2022, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$7,044	$7,044	$8,389	$8,389
Restricted cash	1,487	1,487	1,463	1,463
Line of credit	35,000	35,000	55,000	55,000
Notes payable, net	521,761	476,468	497,359	454,564

NOTE 8: SHARE-BASED COMPENSATION

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.2 million and $2.1 million for the 2023 Quarter and 2022 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $3.4 million and $1.2 million for the 2023 Quarter and 2022 Quarter, respectively.

The total unvested restricted share awards at March 31, 2023 was 388,984 shares, which had a weighted average grant date fair value of $20.16 per share. As of March 31, 2023, the total compensation cost related to unvested restricted share awards was $7.0 million, which we expect to recognize over a weighted average period of 30 months.

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
The computations of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(3,643)	$(7,724)
Allocation of earnings to unvested restricted share awards	(70)	(72)
Adjusted net loss	$(3,713)	$(7,796)
Denominator:
Weighted average shares outstanding – basic and diluted	87,649	87,214

Basic net loss per common share	$(0.04)	$(0.09)
Diluted net loss per common share	$(0.04)	$(0.09)

Dividends declared per common share	$0.18	$0.17

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

The following tables present revenues, NOI, capital expenditures and total assets for the three months ended March 31, 2023 and 2022 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended March 31, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$50,991	$4,818	$55,809
Real estate expenses	18,144	1,377	19,521
Net operating income	$32,847	$3,441	$36,288
Other income (expense):
Property management expenses			(1,769)
General and administrative expenses			(6,841)
Transformation costs			(2,900)
Depreciation and amortization			(21,536)
Interest expense			(6,831)
Loss on extinguishment of debt			(54)
Net loss			$(3,643)
Capital expenditures	$5,417	$374	$5,791
Total assets	$1,676,596	$178,403	$1,854,999

	Three Months Ended March 31, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$43,334	$4,470	$47,804
Real estate expenses	15,901	1,251	17,152
Net operating income	$27,433	$3,219	$30,652
Other income (expense):
Property management expenses			(1,750)
General and administrative expenses			(6,939)
Transformation costs			(2,223)
Depreciation and amortization			(22,200)
Interest expense			(5,650)
Other income			386
Net loss			$(7,724)
Capital expenditures	$3,430	$596	$4,026
Total assets	$1,545,731	$330,993	$1,876,724
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.

NOTE 11: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2023 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Quarter were as follows ($ in thousands, except per share data):

Three Months Ended March 31,
2022
Issuance of common shares	1,032
Weighted average price per share	$26.27
Net proceeds	$26,851

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2023 and 2022 were as follows ($ in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Issuance of common shares	14	10
Weighted average price per share	$17.66	$26.04
Net proceeds	$248	$264

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 17, 2023.

We refer to the three months ended March 31, 2023 and March 31, 2022 as the “2023 Quarter” and the “2022 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of apartment homes in the Sunbelt markets and our ability to realize any anticipated operational benefits from our internalization of community management functions; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to greater Washington, DC metro region and the larger Sunbelt region; the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, or at all, within the price ranges anticipated and on the terms and timing anticipated; changes in the composition of our portfolio; risks related to changes in interest rates, including the future of the reference rate used in our existing floating rate debt instruments; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our residents; the ultimate duration of the COVID-19 global pandemic, including any mutations thereof, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, the effectiveness and willingness of people to take COVID-19 vaccines, and the duration of associated immunity and efficacy of the vaccines against emerging variants of COVID-19; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts); compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of share ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; whether our estimated transformation costs for 2023 will be correct; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2022 Form 10-K filed on February 17, 2023. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2023 Quarter to the 2022 Quarter.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing properties. As of March 31, 2023, we owned approximately 8,900 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

In connection with our strategic transformation, the shift away from the commercial sector to the residential sector, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes insourcing the property-level management activities currently performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized $2.9 million and $2.2 million of transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations during the 2023 Quarter and 2022 Quarter, respectively, and anticipate incurring approximately $5.0 - $6.0 million of additional transformation costs during 2023. We expect to realize significant operational benefits from this operating model redesign. Community onboarding began in October 2022, and we have transitioned 13 of our 27 residential communities to Elme management as of March 31, 2023, and expect to complete the implementation by the end of the third quarter.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net loss	$(3,643)	$(7,724)	$4,081	(52.8)%
NOI (1)	$36,288	$30,652	$5,636	18.4%
NAREIT FFO (2)	$17,893	$14,476	$3,417	23.6%
______________________________
(1) See page 24 of the MD&A for a reconciliation of NOI to net income.
(2) See page 31 of the MD&A for a reconciliation of NAREIT FFO to net income.

The decrease in net loss is primarily due to higher NOI ($5.6 million) and lower depreciation and amortization expenses ($0.7 million). These were partially offset by higher interest expense ($1.2 million), higher transformation expenses ($0.7 million), and lower other income ($0.4 million).

The higher NOI is primarily due to the acquisitions of Marietta Crossing ($1.3 million), Alder Park ($0.9 million) and Carlyle of Sandy Springs ($0.4 million) in 2022, higher NOI from same-store properties ($2.9 million), and higher NOI at Watergate 600 ($0.2 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 95.5% as of March 31, 2023 from 95.6% as of March 31, 2022.

The higher NAREIT FFO is primarily due to higher NOI ($5.6 million), partially offset by higher interest expense ($1.2 million), higher transformation expenses ($0.7 million), and lower other income ($0.4 million).

Investment Activity

There were no significant investment transactions during the 2023 Quarter.
Financing Activity

Significant financing transactions during the 2023 Quarter included the following:
•Entered into a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility. The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options.

As of March 31, 2023, the interest rate on the Revolving Credit Facility is adjusted SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85%, the daily SOFR is 4.87% and the facility fee is 0.20%. As of April 25, 2023, our Revolving Credit Facility has a borrowing capacity of $654.0 million.

Capital Requirements

We have no debt maturities scheduled until the first quarter of 2025. We expect to have additional capital requirements as set forth on page 33 (Liquidity and Capital Resources – Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2023 Quarter and 2022 Quarter.
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

2023 Quarter Compared to 2022 Quarter

The following table reconciles net loss to NOI and provides the basis for our discussion of our consolidated results of operations and NOI in the 2023 Quarter compared to the 2022 Quarter. All amounts are in thousands, except percentage amounts.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net loss	$(3,643)	$(7,724)	4,081	(52.8)%
Adjustments:
Property management expense	1,769	1,750	19	1.1%
General and administrative expense	6,841	6,939	(98)	(1.4)%
Transformation costs	2,900	2,223	677	30.5%
Real estate depreciation and amortization	21,536	22,200	(664)	(3.0)%
Interest expense	6,831	5,650	1,181	20.9%
Loss on extinguishment of debt, net	54	—	54	—%
Other income	—	(386)	386	(100.0)%
Total net operating income (NOI)	$36,288	$30,652	$5,636	18.4%

Residential revenue:
Same-store portfolio	$45,786	$42,014	$3,772	9.0%
Acquisitions (1)	4,957	1,075	3,882	361.1%
Non-residential (2)	248	245	3	1.2%
Total	50,991	43,334	7,657	17.7%
Residential expenses:
Same-store portfolio	16,240	15,327	913	6.0%
Acquisitions	1,826	499	1,327	265.9%
Development	58	—	58	—%
Non-residential	20	75	(55)	(73.3)%
Total	18,144	15,901	2,243	14.1%
Residential NOI:
Same-store portfolio	29,546	26,687	2,859	10.7%
Acquisitions	3,131	576	2,555	443.6%
Development	(58)	—	(58)	—%
Non-residential	228	170	58	34.1%
Total	32,847	27,433	5,414	19.7%
Other NOI (3)	3,441	3,219	222	6.9%
Total NOI	$36,288	$30,652	$5,636	18.4%
 ______________________________
(1)Acquisitions:
2022: Carlyle of Sandy Springs, Alder Park, Marietta Crossing
(2)Non-residential: Includes revenues and expenses from retail operations at residential properties.
(3)Other: Watergate 600

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

Real estate rental revenue from same-store residential properties increased $3.8 million, or 9.0%, to $45.8 million for the 2023 Quarter, compared to $42.0 million for the 2022 Quarter, primarily due to higher rental income ($3.4 million), lower rent abatements ($0.3 million), and higher recoveries ($0.1 million).

Real estate rental revenue from acquisitions increased $3.9 million due to the acquisitions of Marietta Crossing ($1.9 million) and Alder Park ($1.2 million) during the second quarter of 2022, and Carlyle of Sandy Springs ($0.8 million) during the 2022 Quarter.

Average occupancy for residential properties for the 2023 Quarter and 2022 Quarter was as follows:

March 31, 2023			March 31, 2022			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.5%	93.7%	95.3%	95.6%	94.4%	95.6%	(0.1)%	(0.7)%	(0.3)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Bennett Park, Assembly Leesburg, Elme Watkins Mill, Elme Alexandria, and Cascade at Landmark, partially offset by higher average occupancy at Park Adams, Trove and The Ashby at McLean.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2023 Quarter and the 2022 Quarter were 35.6% and 36.7%, respectively.

Real estate expenses from same-store residential properties increased $0.9 million, or 6.0%, to $16.2 million for the 2023 Quarter, compared to $15.3 million for the 2022 Quarter, primarily due to higher utilities ($0.5 million) and administrative ($0.4 million) expenses.

Real estate expenses from acquisitions increased $1.3 million due to the acquisitions of Marietta Crossing ($0.6 million) and Alder Park ($0.4 million) during the second quarter of 2022, and Carlyle of Sandy Springs ($0.3 million) during the 2022 Quarter.

Other NOI

Other NOI increased due to higher NOI at Watergate 600 ($0.2 million).

Other Income and Expenses

General and administrative expenses: Decrease of $0.1 million primarily due to lower share-based compensation expense ($0.9 million), partially offset by higher severance ($0.2 million), professional services ($0.2 million), shareholder ($0.1 million) and computer software ($0.1 million) expenses.

Transformation costs: Increase of $0.7 million during the 2023 Quarter primarily due to signing bonuses for new employees ($0.4 million), higher employee time allocations ($0.3 million) related to the strategic transformation and transition fees paid to third party managers ($0.2 million). The increase is partially offset by lower accelerated software depreciation ($0.2 million).

Real estate depreciation and amortization: Decrease of $0.7 million primarily due to lower depreciation and amortization at same-store residential properties ($2.6 million) and at Carlyle of Sandy Springs ($0.2 million). The decrease was partially offset by the acquisitions of Marietta Crossing ($0.9 million) and Alder Park ($0.9 million), and higher depreciation and amortization at Watergate 600 ($0.3 million).

Interest expense: Interest expense by debt type for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2023	2022	$ Change	% Change
Notes payable	$5,454	5,149	$305	5.9%
Line of credit	1,377	694	683	98.4%
Capitalized interest	—	(193)	193	(100.0)%
Total	$6,831	$5,650	$1,181	20.9%

•Notes payable: Increase primarily due to new $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Line of credit: Increase primarily due to weighted average borrowings of $44.8 million and a weighted average interest rate of 6.1% in the 2023 Quarter, as compared to no borrowings during the 2022 Quarter.
•Capitalized interest: Decrease primarily due to ceasing capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Other income: Income during 2022 Quarter relates to real estate tax refunds ($0.4 million) received on previously sold properties.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital commitments and contractual obligations, as well as the payment of dividends, on-going transformational costs and funding possible growth opportunities. We executed strategic transactions that will allow us to continue pursuing residential expansion in Sunbelt markets, meet our debt obligations for the next twelve months, and pay a dividend on a quarterly basis.

We also believe we have adequate liquidity beyond 2023, with only $160.0 million of scheduled debt maturities prior to 2028. As of April 25, 2023, we had cash and cash equivalents totaling $12.3 million and a borrowing capacity of $654.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $666.3 million.

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

Capital Requirements

As of the end of the 2023 Quarter, our full-year 2023 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders;
•Approximately $47.0 - $52.0 million to invest in our existing portfolio of operating assets, inclusive of $30.0 - $35.0 million of major capital expenditures;
•Less than $1.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2023, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2023. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

As of March 31, 2023, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2023	$—		$—		$—	—%
2024	—		—		—	—%
2025	125,000	(1)	35,000	(2)	160,000	3.6%
2026	—		—		—	—%
2027	—		—		—	—%
Thereafter	400,000		—		400,000	4.5%
Scheduled principal payments	$525,000		$35,000		$560,000	4.2%
Net premiums/discounts	(110)		—		(110)
Loan costs, net of amortization	(3,129)		—		(3,129)
Total	$521,761		$35,000		$556,761	4.2%
______________________________
(1) During the 2023 Quarter, we entered into the $125.0 million 2023 Term Loan with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility. Elme Communities had previously entered into an interest rate swap to effectively fix the interest rate for the remaining $100.0 million portion of the 2018 Term Loan. Following the prepayment of the 2018 Term Loan, the interest rate swap effectively fixes a $100.0 million portion of the 2023 Term Loan at 2.16% through the interest rate swap's expiration date of July 21, 2023. In March 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that will effectively fix the 2023 Term Loan’s interest rate at 4.73% beginning on July 22, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.
(2) The credit facility's term ends in August 2025, with two six-month extension options.

The weighted average maturity for our debt is 5.9 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Covenants

Pursuant to the terms of our Revolving Credit Facility, 2023 Term Loan and unsecured notes, we are subject to customary operating covenants and maintenance of various financial ratios.

Failure to comply with any of the covenants under our Revolving Credit Facility, 2023 Term Loan, unsecured notes or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of March 31, 2023, we were in compliance with the covenants related to our Revolving Credit Facility, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 87.7 million shares were outstanding at March 31, 2023.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2023 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Quarter were as follows ($ in thousands, except per share data):

Three Months Ended March 31,
2022
Issuance of common shares	1,032
Weighted average price per share	$26.27
Net proceeds	$26,851

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2023 and 2022 were as follows ($ in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Issuance of common shares	14	10
Weighted average price per share	$17.66	$26.04
Net proceeds	$248	$264

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2023, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Net cash provided by operating activities	$16,289	$8,651	$7,638	88.3%
Net cash used in investing activities	(5,791)	(114,533)	108,742	(94.9)%
Net cash (used in) provided by financing activities	(11,819)	12,009	(23,828)	(198.4)%

Net cash provided by operating activities increased primarily due to the acquisitions of Carlyle of Sandy Springs, Marietta Crossing and Alder Park during 2022.

Net cash used in investing activities decreased primarily due to the acquisition of Carlyle of Sandy Springs during the 2022 Quarter.

Net cash (used in) provided by financing activities decreased primarily due to the repayment of the $100.0 million 2018 Term Loan and net repayments on the Revolving Credit Facility during the 2023 Quarter and proceeds from equity issuances during the 2022 Quarter. These were partially offset by executing the $125.0 million 2023 Term Loan during the 2023 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2023 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,643)	$(7,724)
Adjustments:
Depreciation and amortization	21,536	22,200
NAREIT FFO	$17,893	$14,476

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2023. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on March 31, 2023 (in thousands):

	2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$—	$125,000	(1)	$—	—	$400,000	$525,000	$476,468
Interest payments	$12,897	$23,908	$17,995		$17,995	$17,995	$44,216	$135,006
Interest rate on debt maturities	—%	—%	3.6%		—%	—%	4.5%	4.2%
Unsecured variable rate debt
Principal	$—	$—	$35,000		$—	$—	$—	$35,000	$35,000
Variable interest rate on debt maturities			5.7%					5.7%
______________________________
(1)     Represents a $125.0 million term loan with a floating interest rate. A $100.0 million portion of the term loan is effectively fixed by an interest rate swap that expires on July 21, 2023. The full amount of the term loan will be effectively fixed by two interest rate swaps that become effective on July 21, 2023 and expire on the loan’s maturity date of January 10, 2025.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2023 and December 31, 2022 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2023	December 31, 2022
$100,000	1.205%	USD-SOFR	3/31/2017	7/21/2023	$1,148	$1,998
75,000	3.670%	USD-SOFR	7/21/2023	1/10/2025	310	—
50,000	3.670%	USD-SOFR	7/21/2023	1/10/2025	207	—
					$1,665	$1,998

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 17, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2023 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 -January 31, 2023	—	$—	N/A	N/A
February 1 - February 28, 2023	67,655	18.93	N/A	N/A
March 1 - March 31, 2023	—	—	N/A	N/A
Total	67,655	$18.93	N/A	N/A
______________________________
(1) Represents restricted shares surrendered by employees to Elme to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Articles of Amendment to the Articles of Amendment and Restatement, effective as of October 17, 2022	8-K	001-06622	3.1	10/17/2022
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.2	10/17/2022
10.1	Amendment No. 1 To Change in Control Agreement with Paul T. McDermott	10-K	001-06622	10.18	2/17/2023
10.2	Amendment No. 1 To Change in Control Agreement with Susan L. Gerock	10-K	001-06622	10.23	2/17/2023
10.3	Agreement and General Release between Stephen E. Riffee and Elme Communities	10-K	001-06622	10.27	2/17/2023
10.4	Form of Change in Control Agreement	10-K	001-06622	10.28	2/17/2023
10.5	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Long-Term Incentive Plan	10-K	001-06622	10.29	2/17/2023
10.6	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Short-Term Incentive Plan	10-K	001-06622	10.30	2/17/2023
10.7	First Amendment to Second Amended and Restated Credit Agreement, dated January 10, 2023, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-K	001-06622	10.33	2/17/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

/s/ Steven M. Freishtat
Steven M. Freishtat
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
DATE: April 28, 2023