Form 10-Q
period 2023-06-30
Elme Communities
filed 2023-08-01
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2023, 87,823,464 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Land	$373,113	$373,171
Income producing property	1,911,381	1,897,835
	2,284,494	2,271,006
Accumulated depreciation and amortization	(523,153)	(481,588)
Net income producing property	1,761,341	1,789,418
Properties under development or held for future development	31,260	31,260
Total real estate held for investment, net	1,792,601	1,820,678
Cash and cash equivalents	5,554	8,389
Restricted cash	1,887	1,463
Rents and other receivables	15,746	16,346
Prepaid expenses and other assets	22,711	25,730
Total assets	$1,838,499	$1,872,606
Liabilities
Notes payable, net	$521,955	$497,359
Line of credit	24,000	55,000
Accounts payable and other liabilities	36,920	34,386
Dividend payable	15,834	14,934
Advance rents	2,949	1,578
Tenant security deposits	5,913	5,563
Total liabilities	607,571	608,820
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 87,809 and 87,534 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	878	875
Additional paid in capital	1,733,388	1,729,854
Distributions in excess of net income	(490,939)	(453,008)
Accumulated other comprehensive loss	(12,693)	(14,233)
Total shareholders’ equity	1,230,634	1,263,488
Noncontrolling interests in subsidiaries	294	298
Total equity	1,230,928	1,263,786
Total liabilities and equity	$1,838,499	$1,872,606
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Real estate rental revenue	$56,599	$51,380	$112,408	$99,184
Expenses
Property operating and maintenance	13,364	11,747	25,763	22,312
Real estate taxes and insurance	6,894	6,837	14,016	13,424
Property management	2,178	1,796	3,947	3,546
General and administrative	6,680	7,656	13,521	14,595
Transformation costs	2,454	2,023	5,354	4,246
Depreciation and amortization	21,415	24,039	42,951	46,239
	52,985	54,098	105,552	104,362
Real estate operating gain (loss)	3,614	(2,718)	6,856	(5,178)
Other income (expense)
Interest expense	(6,794)	(6,156)	(13,625)	(11,806)
Loss on extinguishment of debt	—	—	(54)	—
Other income	569	—	569	386
	(6,225)	(6,156)	(13,110)	(11,420)
Net loss	$(2,611)	$(8,874)	$(6,254)	$(16,598)

Basic net loss per common share	$(0.03)	$(0.10)	$(0.07)	$(0.19)

Diluted net loss per common share	$(0.03)	$(0.10)	$(0.07)	$(0.19)

Weighted average shares outstanding – basic	87,741	87,392	87,695	87,303
Weighted average shares outstanding – diluted	87,741	87,392	87,695	87,303

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,611)	$(8,874)	$(6,254)	$(16,598)
Other comprehensive income:
Unrealized gain on interest rate hedges	854	917	521	2,842
Reclassification of unrealized loss on interest rate derivatives to earnings	509	510	1,019	1,020
Comprehensive loss	$(1,248)	$(7,447)	$(4,714)	$(12,736)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(6,254)	—	(6,254)	—	(6,254)
Unrealized gain on interest rate hedges	—	—	—	—	521	521	—	521
Amortization of swap settlements	—	—	—	—	1,019	1,019	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.36 per common share)	—	—	—	(31,677)	—	(31,677)	—	(31,677)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	247	3	3,037	—	—	3,040	—	3,040
Balance, June 30, 2023	87,809	$878	$1,733,388	$(490,939)	$(12,693)	$1,230,634	$294	$1,230,928

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(16,598)	—	(16,598)	—	(16,598)
Unrealized gain on interest rate hedges	—	—	—	—	2,842	2,842	—	2,842
Amortization of swap settlements	—	—	—	—	1,020	1,020	—	1,020
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends ($0.34 per common share)	—	—	—	(29,790)	—	(29,790)	—	(29,790)
Equity issuances, net of issuance costs	1,032	10	26,841	—	—	26,851	—	26,851
Shares issued under Dividend Reinvestment Program	20	—	518	—	—	518	—	518
Share grants, net of forfeitures and tax withholdings	79	1	2,195	—	—	2,196	—	2,196
Balance, June 30, 2022	87,392	$874	$1,727,031	$(408,882)	$(15,229)	$1,303,794	$302	$1,304,096

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2023	87,709	$877	$1,731,701	$(472,503)	$(14,056)	$1,246,019	$296	$1,246,315
Net loss	—	—	—	(2,611)	—	(2,611)	—	(2,611)
Unrealized gain on interest rate hedges	—	—	—	—	854	854	—	854
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,825)	—	(15,825)	—	(15,825)
Shares issued under Dividend Reinvestment Program	14	—	249	—	—	249	—	249
Share grants, net of share grant amortization and forfeitures	86	1	1,438	—	—	1,439	—	1,439
Balance, June 30, 2023	87,809	$878	$1,733,388	$(490,939)	$(12,693)	$1,230,634	$294	$1,230,928

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2022	87,414	$874	$1,725,828	$(385,108)	$(16,656)	$1,324,938	$305	$1,325,243
Net income	—	—	—	(8,874)	—	(8,874)	—	(8,874)
Unrealized gain on interest rate hedges	—	—	—	—	917	917	—	917
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends ($0.17 per common share)	—	—	—	(14,900)	—	(14,900)	—	(14,900)
Shares issued under Dividend Reinvestment Program	10	—	254	—	—	254	—	254
Share grants, net of forfeitures and tax withholdings	(32)	—	949	—	—	949	—	949
Balance, June 30, 2022	87,392	$874	$1,727,031	$(408,882)	$(15,229)	$1,303,794	$302	$1,304,096

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,254)	$(16,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,951	46,239
Credit losses on lease related receivables	1,512	1,344
Share-based compensation expense	2,599	4,240
Net amortization of debt premiums, discounts and related financing costs	2,101	2,006
Loss on extinguishment of debt	54	—
Changes in operating other assets	119	(2,469)
Changes in operating other liabilities	3,168	(783)
Net cash provided by operating activities	46,250	33,979
Cash flows from investing activities
Real estate acquisitions, net	—	(204,433)
Capital improvements to real estate	(9,890)	(11,395)
Development in progress	—	(659)
Non-real estate capital improvements	(293)	(642)
Net cash used in investing activities	(10,183)	(217,129)
Cash flows from financing activities
Line of credit repayments, net	(31,000)	—
Dividends paid	(30,777)	(29,524)
Repayments of unsecured term loan debt	(100,000)	—
Proceeds from term loan	125,000	—
Payment of financing costs	(844)	(39)
Distributions to noncontrolling interests	(4)	(5)
Proceeds from dividend reinvestment program	497	518
Net proceeds from equity issuances	—	26,851
Payment of tax withholdings for restricted share awards	(1,350)	(2,100)
Net cash used in financing activities	(38,478)	(4,299)
Net decrease in cash, cash equivalents and restricted cash	(2,411)	(187,449)
Cash, cash equivalents and restricted cash at beginning of period	9,852	234,220
Cash, cash equivalents and restricted cash at end of period	$7,441	$46,771

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$10,495	$9,597
Change in accrued capital improvements and development costs	3,395	1,209
Dividend payable	15,834	14,916
Mortgage notes payable assumed in connection with the acquisition of real estate	—	76,554

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,554	$44,787
Restricted cash	1,887	1,984
Cash, cash equivalents and restricted cash	$7,441	$46,771
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended June 30, 2023 and June 30, 2022 as the “2023 Quarter” and the “2022 Quarter,” respectively, and the six months ended June 30, 2023 and June 30, 2022 as the “2023 Period” and the “2022 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both June 30, 2023 and December 31, 2022, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform ("Topic 848"), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. During the first quarter of 2023, we executed an amendment to the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) to convert the benchmark interest rate from LIBOR to an adjusted SOFR ("Secured Overnight Financing Rate"). We elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of June 30, 2023, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the 2022 Quarter, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes. However, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

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

We did not sell or classify any properties as held for sale during the 2023 Period or in 2022.

As of June 30, 2023, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2023 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2023. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

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

During the first quarter of 2023, we executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. The Revolving Credit Facility bears interest at a rate of daily SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2023, the interest rate on the Revolving Credit Facility is adjusted SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85%, the daily SOFR is 5.09% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2023 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(24,000)
Unused and available	$676,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2023 Period as follows (in thousands):

Balance, December 31, 2022	$55,000
Borrowings	142,000
Repayments	(173,000)
Balance, June 30, 2023	$24,000

NOTE 5: NOTES PAYABLE

During the first quarter of 2023, we entered into a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility.

NOTE 6: DERIVATIVE INSTRUMENTS

We have an interest rate swap arrangement with a notional amount of $100.0 million that had effectively fixed the remaining $100.0 million portion of the 2018 Term Loan prior to the prepayment. During the first quarter of 2023, we prepaid the 2018 Term Loan using proceeds from the $125.0 million 2023 Term Loan (see note 5). Subsequent to this transaction, the interest swap arrangement effectively fixes the interest rate on a $100.0 million portion of the 2023 Term Loan through the interest rate swap arrangement’s expiration date of July 21, 2023.

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that will effectively fix the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.

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

The fair values of the interest rate swaps as of June 30, 2023 and December 31, 2022, were as follows (in thousands):

				Fair Value
				Derivative Assets
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2023	December 31, 2022
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$219	$1,998
Interest rate swap	75,000	July 21, 2023	January 10, 2025	1,383	—
Interest rate swap	50,000	July 21, 2023	January 10, 2025	922	—
				$2,524	$1,998

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain on interest rate hedges	$854	$917	$521	$2,842

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $2.0 million related to our three outstanding interest rate swap arrangements will be reclassified as a decrease to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss reclassified from accumulated other comprehensive loss into interest expense	$509	$510	$1,019	$1,020

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2023, the fair value of derivative assets, including accrued interest, was $2.5 million and we did not have any derivatives in a liability position. As of June 30, 2023, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2023 and December 31, 2022 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,485	$—	$2,485	$—	$2,142	$—	$2,142	$—
Interest rate derivatives	2,524	—	2,524	—	1,998	—	1,998	—

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2023 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2023 and December 31, 2022, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,554	$5,554	$8,389	$8,389
Restricted cash	1,887	1,887	1,463	1,463
Line of credit	24,000	24,000	55,000	55,000
Notes payable, net	521,955	471,463	497,359	454,564

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.4 million and $2.1 million for the 2023 Quarter and 2022 Quarter, respectively, and $2.6 million and $4.2 million for the 2023 and 2022 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $4.0 million and $4.8 million for the 2023 Period and 2022 Period, respectively.

The total unvested restricted share awards at June 30, 2023 was 377,725 shares, which had a weighted average grant date fair value of $20.07 per share. As of June 30, 2023, the total compensation cost related to unvested restricted share awards was $5.9 million, which we expect to recognize over a weighted average period of 28 months.

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
The computations of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,611)	$(8,874)	$(6,254)	$(16,598)
Allocation of earnings to unvested restricted share awards	(68)	(51)	(138)	(123)
Adjusted net loss	$(2,679)	$(8,925)	$(6,392)	$(16,721)
Denominator:
Weighted average shares outstanding – basic and diluted	87,741	87,392	87,695	87,303

Basic net loss per common share	$(0.03)	$(0.10)	$(0.07)	$(0.19)
Diluted net loss per common share	$(0.03)	$(0.10)	$(0.07)	$(0.19)

Dividends declared per common share	$0.18	$0.17	$0.36	$0.34

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and six months ended June 30, 2023 and 2022 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended June 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$52,100	$4,499	$56,599
Real estate expenses	19,054	1,204	20,258
Net operating income	$33,046	$3,295	$36,341
Other income (expense):
Property management expenses			(2,178)
General and administrative expenses			(6,680)
Transformation costs			(2,454)
Depreciation and amortization			(21,415)
Interest expense			(6,794)
Other income			569
Net loss			$(2,611)
Capital expenditures	$4,130	$262	$4,392
Total assets	$1,664,947	$173,552	$1,838,499

	Three Months Ended June 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$46,646	$4,734	$51,380
Real estate expenses	17,312	1,272	18,584
Net operating income	$29,334	$3,462	$32,796
Other income (expense):
Property management expenses			(1,796)
General and administrative expenses			(7,656)
Transformation costs			(2,023)
Depreciation and amortization			(24,039)
Interest expense			(6,156)
Net loss			$(8,874)
Capital expenditures	$6,429	$1,582	$8,011
Total assets	$1,706,088	$228,785	$1,934,873

	Six Months Ended June 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$103,091	9,317	$112,408
Real estate expenses	37,198	2,581	39,779
Net operating income	$65,893	$6,736	$72,629
Other income (expense):
Property management expenses			(3,947)
General and administrative expenses			(13,521)
Transformation costs			(5,354)
Depreciation and amortization			(42,951)
Interest expense			(13,625)
Loss on extinguishment of debt			(54)
Other income			569
Net loss			$(6,254)
Capital expenditures	$9,547	$636	$10,183

	Six Months Ended June 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	89,980	9,204	$99,184
Real estate expenses	33,213	2,523	35,736
Net operating income	$56,767	$6,681	$63,448
Other income (expense):
Property management expenses			(3,546)
General and administrative expenses			(14,595)
Transformation costs			(4,246)
Depreciation and amortization			(46,239)
Interest expense			(11,806)
Other income			386
Net loss			$(16,598)
Capital expenditures	$9,859	$2,178	$12,037
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.

NOTE 11: SHAREHOLDERS' EQUITY

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing property or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2023 Period and 2022 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Period were as follows ($ in thousands, except per share data):

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

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2023 and 2022 were as follows ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuance of common shares	14	10	28	20
Weighted average price per share	$17.62	$24.82	$17.64	$25.44
Net proceeds	$249	$254	$497	$518

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

We refer to the three months ended June 30, 2023 and June 30, 2022 as the “2023 Quarter” and the “2022 Quarter,” respectively, and the six months ended June 30, 2023 and June 30, 2022 as the “2023 Period” and “2022 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of apartment homes in the Sunbelt markets and our ability to realize any anticipated operational benefits from our internalization of community management functions; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to greater Washington, DC metro region and the larger Sunbelt region; the risk of failure to enter into and/or complete contemplated acquisitions and dispositions, within the price ranges anticipated and on the terms and timing anticipated, or at all; changes in the composition of our portfolio; risks related to changes in interest rates, including the future of the reference rate used in our existing floating rate debt instruments; reductions in or actual or threatened changes to the timing of federal government spending; the risks related to use of third-party providers; the economic health of our residents; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts); compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; the risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of share ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; whether our estimated transformation costs for 2023 will be correct; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2022 Form 10-K filed on February 17, 2023. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2023 Quarter to the 2022 Quarter and the 2023 Period to the 2022 Period.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of June 30, 2023, we owned approximately 8,900 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

In connection with our strategic transformation, the shift away from the commercial sector to the residential sector, we are redesigning our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign includes insourcing the property-level management activities previously performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations of $2.5 million and $2.0 million during the 2023 Quarter and 2022 Quarter, respectively, and $5.4 million and $4.2 million during the 2023 Period and 2022 Period, respectively. We anticipate incurring approximately $0.6 million of additional transformation costs during 2023. We expect to realize significant operational benefits from this operating model redesign. Community onboarding began in October 2022, and we have transitioned 24 of our 27 residential communities to Elme management as of June 30, 2023, and the remaining communities were onboarded subsequent to quarter end.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net loss	$(2,611)	$(8,874)	$6,263	(70.6)%
NOI (1)	$36,341	$32,796	$3,545	10.8%
NAREIT FFO (2)	$18,804	$15,165	$3,639	24.0%
______________________________
(1) See page 27 of the MD&A for a reconciliation of NOI to net income.
(2) See page 37 of the MD&A for a reconciliation of NAREIT FFO to net income.

The decrease in net loss is primarily due to higher NOI ($3.5 million), lower depreciation and amortization expenses ($2.6 million), lower general and administrative ($1.0 million) expenses and higher other income ($0.6 million). These were partially offset by higher interest expense ($0.6 million), higher transformation expenses ($0.4 million) and higher property management expenses ($0.4 million).

The higher NOI is primarily due to higher NOI from same-store properties $3.0 million, and the acquisitions of Marietta Crossing ($0.4 million), Alder Park ($0.3 million) and Carlyle of Sandy Springs ($0.1 million) in 2022, partially offset by lower NOI at Watergate 600 ($0.2 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 95.6% as of June 30, 2023 from 95.7% as of June 30, 2022.

The higher NAREIT FFO is primarily due to higher NOI ($3.5 million) and higher other income ($0.6 million), partially offset by higher interest expense ($0.6 million).

Investment Activity

There were no significant investment transactions during the 2023 Period.
Financing Activity

Significant financing transactions during the 2023 Period included the following:
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

As of June 30, 2023, the interest rate on the Revolving Credit Facility is adjusted SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85%, the daily SOFR is 5.09% and the facility fee is 0.20%. As of July 27, 2023, our Revolving Credit Facility has a borrowing capacity of $657.0 million.

Capital Requirements

We have no debt maturities scheduled until the first quarter of 2025. We expect to have additional capital requirements as set forth on page 33 (Liquidity and Capital Resources – Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2023 Quarter and 2022 Quarter and the 2023 Period and the 2022 Period.
Net Operating Income

NOI, defined as real estate rental revenue less direct real estate operating expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, acquisition costs, real estate impairment, casualty gain and losses and gain or loss on extinguishment of debt. NOI does not include management expenses, which consist of corporate property management costs and property management fees paid to third parties. NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is a useful performance measure because, when compared across periods, it reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations calculated in accordance with GAAP. As such, NOI should not be considered an alternative to these measures as an indication of our operating performance. A reconciliation of net loss to NOI follows.

2023 Quarter Compared to 2022 Quarter

The following table reconciles net loss to NOI and provides the basis for our discussion of our consolidated results of operations and NOI in the 2023 Quarter compared to the 2022 Quarter. All amounts are in thousands, except percentage amounts.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net loss	$(2,611)	$(8,874)	6,263	(70.6)%
Adjustments:
Property management expense	2,178	1,796	382	21.3%
General and administrative expense	6,680	7,656	(976)	(12.7)%
Transformation costs	2,454	2,023	431	21.3%
Real estate depreciation and amortization	21,415	24,039	(2,624)	(10.9)%
Interest expense	6,794	6,156	638	10.4%
Other income	(569)	—	(569)	100.0%
Total net operating income (NOI)	$36,341	$32,796	$3,545	10.8%

Residential revenue:
Same-store portfolio	$46,786	$42,691	$4,095	9.6%
Acquisitions (1)	5,079	3,650	1,429	39.2%
Non-residential (2)	235	305	(70)	(23.0)%
Total	52,100	46,646	5,454	11.7%
Residential expenses:
Same-store portfolio	16,765	15,630	1,135	7.3%
Acquisitions	2,203	1,593	610	38.3%
Development	54	19	35	184.2%
Non-residential	32	70	(38)	(54.3)%
Total	19,054	17,312	1,742	10.1%
Residential NOI:
Same-store portfolio	30,021	27,061	2,960	10.9%
Acquisitions	2,876	2,057	819	39.8%
Development	(54)	(19)	(35)	184.2%
Non-residential	203	235	(32)	(13.6)%
Total	33,046	29,334	3,712	12.7%
Other NOI (3)	3,295	3,462	(167)	(4.8)%
Total NOI	$36,341	$32,796	$3,545	10.8%
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

Real estate rental revenue from same-store residential properties increased $4.1 million, or 9.6%, to $46.8 million for the 2023 Quarter, compared to $42.7 million for the 2022 Quarter, primarily due to higher rental income ($3.0 million), higher recoveries ($0.5 million), lower credit losses ($0.3 million) and lower rent abatements ($0.2 million).

Real estate rental revenue from acquisitions increased $1.4 million due to the acquisitions of Marietta Crossing ($0.8 million) and Alder Park ($0.5 million) during the 2022 Quarter, and Carlyle of Sandy Springs ($0.1 million) during the first quarter of 2022.

Average occupancy for residential properties for the 2023 Quarter and 2022 Quarter was as follows:

June 30, 2023			June 30, 2022			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	94.4%	95.4%	95.7%	93.8%	95.5%	(0.1)%	0.6%	(0.1)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Manassas, Bennett Park, Elme Watkins Mill, Yale West, Elme Eagles Landing and Elme Alexandria, partially offset by higher average occupancy at Roosevelt Towers, The Maxwell, Riverside Apartments and Clayborne Apartments.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2023 Quarter and the 2022 Quarter were 36.6% and 37.1%, respectively.

Real estate expenses from same-store residential properties increased $1.1 million, or 7.3%, to $16.8 million for the 2023 Quarter, compared to $15.6 million for the 2022 Quarter, primarily due to higher repairs and maintenance ($0.6 million), higher administrative ($0.4 million) and utilities ($0.2 million) expenses.

Real estate expenses from acquisitions increased $0.6 million due to the acquisitions of Marietta Crossing ($0.4 million) and Alder Park ($0.1 million) during 2022 Quarter, and Carlyle of Sandy Springs ($0.1 million) during the first quarter of 2022.

Other NOI

Other NOI decreased due to lower revenue at Watergate 600 ($0.2 million).

Other Income and Expenses

Property management expenses: Increase of $0.4 million primarily due to higher management fee expenses at same-store properties.

General and administrative expenses: Decrease of $1.0 million primarily due to lower share-based compensation ($0.6 million) and professional services ($0.4 million) expenses.

Transformation costs: Increase of $0.4 million during the 2023 Quarter primarily due to higher signing bonuses for new community employees ($0.4 million) and higher consulting fees ($0.2 million). The increase is partially offset by lower accelerated software depreciation ($0.3 million).

Real estate depreciation and amortization: Decrease of $2.6 million primarily due to lower depreciation and amortization at Carlyle of Sandy Springs ($1.4 million), Marietta Crossing ($0.4 million) and at same-store residential properties
($0.9 million). These decreases were partially offset by higher depreciation and amortization at Watergate 600 ($0.1 million).

Interest expense: Interest expense by debt type for the three months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2023	2022	$ Change	% Change
Notes payable	$5,545	5,055	$490	9.7%
Mortgage notes payable	—	490	(490)	(100.0)%
Line of credit	1,249	701	548	78.2%
Capitalized interest	—	(90)	90	(100.0)%
Total	$6,794	$6,156	$638	10.4%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Mortgage notes payable: Decrease due to assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the 2022 Quarter. In September 2022, we extinguished the liabilities associated with these mortgages through defeasance arrangements.
•Line of credit: Increase primarily due to weighted average borrowings of $36.6 million and a weighted average interest rate of 5.9% in the 2023 Quarter, as compared to no borrowings during the 2022 Quarter.
•Capitalized interest: Decrease primarily due to ceasing capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Other income: Income of $0.6 million during the 2023 Quarter consists of tax refunds received for office properties sold in prior years.

2023 Period Compared to 2022 Period

The following tables reconcile net loss to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in the 2023 Period compared to the 2022 Period. All amounts are in thousands, except percentage amounts.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net loss	$(6,254)	$(16,598)	10,344	(62.3)%
Adjustments:
Property management expense	3,947	3,546	401	11.3%
General and administrative expense	13,521	14,595	(1,074)	(7.4)%
Transformation costs	5,354	4,246	1,108	26.1%
Real estate depreciation and amortization	42,951	46,239	(3,288)	(7.1)%
Interest expense	13,625	11,806	1,819	15.4%
Loss on extinguishment of debt, net	54	—	54	100.0%
Other income	(569)	(386)	(183)	47.4%
Total net operating income (NOI)	$72,629	$63,448	$9,181	14.5%

Residential revenue:
Same-store portfolio	$92,572	$84,705	$7,867	9.3%
Acquisitions (1)	10,036	4,725	5,311	112.4%
Non-residential (2)	483	550	(67)	(12.2)%
Total	103,091	89,980	13,111	14.6%
Residential expenses:
Same-store portfolio	33,005	30,957	2,048	6.6%
Acquisitions	4,029	2,092	1,937	92.6%
Development	112	19	93	489.5%
Non-residential	52	145	(93)	(64.1)%
Total	37,198	33,213	3,985	12.0%
Residential NOI:
Same-store portfolio	59,567	53,748	5,819	10.8%
Acquisitions	6,007	2,633	3,374	128.1%
Development	(112)	(19)	(93)	489.5%
Non-residential	431	405	26	6.4%
Total	65,893	56,767	9,126	16.1%
Other NOI (3)	6,736	6,681	55	0.8%
Total NOI	$72,629	$63,448	$9,181	14.5%
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

Real estate rental revenue from same-store residential properties increased $7.9 million, or 9.3%, to $92.6 million for the 2023 Period, compared to $84.7 million for the 2022 Period, primarily due to higher rental income ($6.4 million), lower rent abatements ($0.6 million), higher recoveries ($0.6 million) and lower credit losses ($0.2 million).

Real estate rental revenue from acquisitions increased $5.3 million due to the acquisitions of Marietta Crossing ($2.7 million) and Alder Park ($1.7 million) during the 2022 Quarter, and Carlyle of Sandy Springs ($0.9 million) during the first quarter of 2022.

Average occupancy for residential properties for the 2023 Period and 2022 Period was as follows:

June 30, 2023			June 30, 2022			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	94.0%	95.4%	95.7%	94.0%	95.5%	(0.1)%	—%	(0.1)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Bennett Park, Elme Watkins Mill, Elme Leesburg, Elme Alexandria and Elme Manassas, partially offset by higher average occupancy at The Maxwell and Clayborne Apartments.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2023 Period and 2022 Period were 36.1% and 36.9%, respectively.

Real estate expenses from same-store residential properties increased by $2.0 million, or 6.6%, to $33.0 million for the 2023 Period, compared to $31.0 million for the six months ended June 30, 2022, primarily due to higher administrative ($0.8 million), repairs and maintenance ($0.7 million) and utilities ($0.7 million) expenses. The increase is partially offset by lower contract maintenance and supplies ($0.2 million) expenses.

Real estate expenses from acquisitions increased $1.9 million due to the acquisitions of Marietta Crossing ($1.0 million) and Alder Park ($0.5 million) during the 2022 Quarter, and Carlyle of Sandy Springs ($0.4 million) during the first quarter of 2022.

Other NOI

Other NOI increased due to higher revenue at Watergate 600 ($0.1 million).

Other Income and Expenses

Property management expenses: Increase of $0.4 million primarily due to higher management fee expenses at same-store properties.

General and administrative expenses: Decrease of $1.1 million primarily due to lower share-based compensation ($1.4 million) and lower professional fees ($0.2 million). The decrease was partially offset by higher computer software ($0.3 million) and moving ($0.3 million) expenses.

Transformation costs: Increase of $1.1 million primarily due to higher signing bonuses for new employees ($0.8 million), higher employee time allocations ($0.5 million) related to the strategic transformation and higher branding expenses ($0.2 million). The increase is partially offset by lower accelerated software depreciation ($0.6 million).

Depreciation and amortization: Decrease of $3.3 million primarily due to lower depreciation and amortization at same-store residential properties ($3.4 million) and at Carlyle of Sandy Springs ($1.7 million). The decrease was partially offset by higher depreciation and amortization at Alder Park ($0.9 million), Marietta Crossing ($0.5 million) and Watergate 600 ($0.4 million).

Interest expense: Interest expense by debt type for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2023	2022	$ Change	% Change
Notes payable	$10,999	$10,204	$795	7.8%
Mortgage notes payable	—	490	(490)	100.0%
Line of credit	2,626	1,395	1,231	88.2%
Capitalized interest	—	(283)	283	(100.0)%
Total	$13,625	$11,806	$1,819	15.4%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Mortgage notes payable: Decrease due to the assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Marietta Crossing and Alder Park, respectively, during the 2022 Period. In September 2022, we extinguished the liabilities associated with these mortgages though defeasance arrangements.
•Line of credit: Increase primarily due to higher weighted average borrowings of $40.7 million and a weighted average interest rate of 6.0% in the 2023 Period, as compared to no borrowings in the 2022 Period.
•Capitalized interest: Decrease primarily due to ceased capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Other income: Increase of $0.2 million is due to higher tax refunds received for office properties sold in prior years.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital commitments, acquisitions and contractual obligations, as well as the payment of dividends, on-going transformational costs and funding possible growth opportunities. We executed strategic transactions that will allow us to continue pursuing residential expansion in Sunbelt markets, meet our debt obligations for the next twelve months, and pay a dividend on a quarterly basis.

We also believe we have adequate liquidity beyond 2023, with only $149.0 million of scheduled debt maturities prior to 2028. As of July 27, 2023, we had cash and cash equivalents totaling $4.4 million and a borrowing capacity of $657.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $661.4 million.

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

Capital Requirements

As of the end of the 2023 Period, our full-year 2023 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders;
•Approximately $42.0 - $47.0 million to invest in our existing portfolio of operating assets, inclusive of $27.0 - $32.0 million of major capital expenditures;
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

As of June 30, 2023, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2023	$—		$—		$—	—%
2024	—		—		—	—%
2025	125,000	(1)	24,000	(2)	149,000	3.4%
2026	—		—		—	—%
2027	—		—		—	—%
Thereafter	400,000		—		400,000	4.5%
Scheduled principal payments	$525,000		$24,000		$549,000	4.2%
Net premiums/discounts	(105)		—		(105)
Loan costs, net of amortization	(2,940)		—		(2,940)
Total	$521,955		$24,000		$545,955	4.2%
______________________________
(1) During the first quarter of 2023, we entered into the $125.0 million 2023 Term Loan with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility. Elme Communities had previously entered into an interest rate swap to effectively fix the interest rate for the remaining $100.0 million portion of the 2018 Term Loan. Following the prepayment of the 2018 Term Loan, the interest rate swap effectively fixes a $100.0 million portion of the 2023 Term Loan at 2.16% through the interest rate swap's expiration date of July 21, 2023. In March 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that will effectively fix the 2023 Term Loan’s interest rate at 4.73% beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.
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

As of June 30, 2023, we were in compliance with the covenants related to our Revolving Credit Facility, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 87.8 million shares were outstanding at June 30, 2023.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”) for our at-the-market program. Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing property or the repayment of debt. We did not issue common shares under the Equity Distribution Agreements during the 2023 Period and 2022 Quarter. Our issuances and net proceeds on the Equity Distribution Agreements for the 2022 Period were as follows ($ in thousands, except per share data):

Six Months Ended June 30,
2022
Issuance of common shares	1,032
Weighted average price per share	$26.27
Net proceeds	$26,851

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2023 and 2022 were as follows ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuance of common shares	14	10	28	20
Weighted average price per share	$17.62	$24.82	$17.64	$25.44
Net proceeds	$249	$254	$497	$518

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2023, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Net cash provided by operating activities	$46,250	$33,979	$12,271	36.1%
Net cash used in investing activities	(10,183)	(217,129)	206,946	(95.3)%
Net cash used in financing activities	(38,478)	(4,299)	(34,179)	795.0%

Net cash provided by operating activities increased primarily due to higher rental revenue from same-store communities and the acquisitions of Carlyle of Sandy Springs, Marietta Crossing and Alder Park during the 2022 Period.

Net cash used in investing activities decreased primarily due to the acquisition of Carlyle of Sandy Springs, Marietta Crossing and Alder Park during the 2022 Period.

Net cash used in financing activities increased primarily due to the repayment of the $100.0 million 2018 Term Loan, net repayments on the Revolving Credit Facility, during the 2023 Period and proceeds from equity issuances during the 2022 Period. These were partially offset by executing the $125.0 million 2023 Term Loan during the 2023 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2023 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Funds From Operations

NAREIT FFO is defined by the 2018 National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) FFO White Paper Restatement, as net income (computed in accordance with GAAP) excluding gains (or losses) associated with sales of properties; impairments of depreciable real estate, and real estate depreciation and amortization. We consider NAREIT FFO to be a standard supplemental measure for REITs because it facilitates an understanding of the operating performance of our properties without giving effect to real estate depreciation and amortization, which historically assumes that the value of real estate assets diminishes predictably over time. Since real estate values have instead historically risen or fallen with market conditions, we believe that NAREIT FFO more accurately provides investors an indication of our ability to incur and service debt, make capital expenditures and fund other needs. Our NAREIT FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently. NAREIT FFO is a non-GAAP measure.

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,611)	$(8,874)	$(6,254)	$(16,598)
Adjustments:
Depreciation and amortization	21,415	24,039	42,951	46,239
NAREIT FFO	$18,804	$15,165	$36,697	$29,641

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and six months ended June 30, 2023. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on June 30, 2023 (in thousands):

	2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$—	$125,000	(1)	$—	—	$400,000	$525,000	$471,463
Interest payments	$11,954	$23,908	$17,995		$17,995	$17,995	$44,216	$134,063
Interest rate on debt maturities	—%	—%	2.9%		—%	—%	4.5%	4.2%
Unsecured variable rate debt
Principal	$—	$—	$24,000		$—	$—	$—	$24,000	$24,000
Variable interest rate on debt maturities			6.0%					6.0%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2023 and December 31, 2022 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2023	December 31, 2022
$100,000	1.205%	USD-SOFR	3/31/2017	7/21/2023	$219	$1,998
75,000	3.670%	USD-SOFR	7/21/2023	1/10/2025	1,383	—
50,000	3.670%	USD-SOFR	7/21/2023	1/10/2025	922	—
					$2,524	$1,998

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

During the three months ended June 30, 2023, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.2	10/17/2022
10.1	Offer letter to Tiffany Butcher					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: August 1, 2023