Form 10-Q
period 2023-09-30
Elme Communities
filed 2023-10-27
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
COMMISSION FILE NO. 1-6622

ELME COMMUNITIES
(Exact name of registrant as specified in its charter)

Maryland	53-0261100
(State of incorporation)	(IRS Employer Identification Number)
7550 WISCONSIN AVE, SUITE 900, BETHESDA, MD 20814
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2023, 87,832,608 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Land	$384,097	$373,171
Income producing property	1,941,663	1,897,835
	2,325,760	2,271,006
Accumulated depreciation and amortization	(506,298)	(481,588)
Net income producing property	1,819,462	1,789,418
Properties under development or held for future development	31,095	31,260
Total real estate held for investment, net	1,850,557	1,820,678
Cash and cash equivalents	8,079	8,389
Restricted cash	2,104	1,463
Rents and other receivables	15,300	16,346
Prepaid expenses and other assets	34,233	25,730
Total assets	$1,910,273	$1,872,606
Liabilities
Notes payable, net	$522,150	$497,359
Line of credit	149,000	55,000
Accounts payable and other liabilities	40,666	34,386
Dividend payable	15,868	14,934
Advance rents	3,365	1,578
Tenant security deposits	6,171	5,563
Total liabilities	737,220	608,820
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 87,832 and 87,534 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	878	875
Additional paid in capital	1,734,657	1,729,854
Distributions in excess of net income	(550,442)	(453,008)
Accumulated other comprehensive loss	(12,332)	(14,233)
Total shareholders’ equity	1,172,761	1,263,488
Noncontrolling interests in subsidiaries	292	298
Total equity	1,173,053	1,263,786
Total liabilities and equity	$1,910,273	$1,872,606
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Real estate rental revenue	$56,651	$54,603	$169,059	$153,787
Expenses
Property operating and maintenance	12,747	13,092	38,510	35,404
Real estate taxes and insurance	7,050	6,469	21,066	19,893
Property management	1,935	1,916	5,882	5,462
General and administrative	6,370	6,403	19,891	20,998
Transformation costs	985	2,399	6,339	6,645
Depreciation and amortization	21,904	23,632	64,855	69,871
Real estate impairment	41,860	—	41,860	—
	92,851	53,911	198,403	158,273
Real estate operating (loss) income	(36,200)	692	(29,344)	(4,486)
Other income (expense)
Interest expense	(7,418)	(6,582)	(21,043)	(18,388)
Loss on extinguishment of debt	—	(4,917)	(54)	(4,917)
Other income	—	68	569	454
	(7,418)	(11,431)	(20,528)	(22,851)
Net loss	$(43,618)	$(10,739)	$(49,872)	$(27,337)

Basic net loss per common share	$(0.50)	$(0.12)	$(0.57)	$(0.32)

Diluted net loss per common share	$(0.50)	$(0.12)	$(0.57)	$(0.32)

Weighted average shares outstanding – basic	87,759	87,453	87,717	87,354
Weighted average shares outstanding – diluted	87,759	87,453	87,717	87,354

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(43,618)	$(10,739)	$(49,872)	$(27,337)
Other comprehensive income:
Unrealized (loss) gain on interest rate hedges	(149)	442	372	3,284
Reclassification of unrealized loss on interest rate derivatives to earnings	510	509	1,529	1,529
Comprehensive loss	$(43,257)	$(9,788)	$(47,971)	$(22,524)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(49,872)	—	(49,872)	—	(49,872)
Unrealized gain on interest rate hedges	—	—	—	—	372	372	—	372
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Dividends ($0.54 per common share)	—	—	—	(47,562)	—	(47,562)	—	(47,562)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	270	3	4,306	—	—	4,309	—	4,309
Balance, September 30, 2023	87,832	$878	$1,734,657	$(550,442)	$(12,332)	$1,172,761	$292	$1,173,053

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(27,337)	—	(27,337)	—	(27,337)
Unrealized gain on interest rate hedges	—	—	—	—	3,284	3,284	—	3,284
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Dividends ($0.51 per common share)	—	—	—	(44,708)	—	(44,708)	—	(44,708)
Equity issuances, net of issuance costs	1,032	10	26,841	—	—	26,851	—	26,851
Shares issued under Dividend Reinvestment Program	32	—	777	—	—	777	—	777
Share grants, net of forfeitures and tax withholdings	179	2	3,745	—	—	3,747	—	3,747
Balance, September 30, 2022	87,504	$875	$1,728,840	$(434,539)	$(14,278)	$1,280,898	$301	$1,281,199

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2023	87,809	$878	$1,733,388	$(490,939)	$(12,693)	$1,230,634	$294	$1,230,928
Net loss	—	—	—	(43,618)	—	(43,618)	—	(43,618)
Unrealized loss on interest rate hedges	—	—	—	—	(149)	(149)	—	(149)
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,885)	—	(15,885)	—	(15,885)
Share grants, net of share grant amortization and forfeitures	23	—	1,269	—	—	1,269	—	1,269
Balance, September 30, 2023	87,832	$878	$1,734,657	$(550,442)	$(12,332)	$1,172,761	$292	$1,173,053

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2022	87,392	$874	$1,727,031	$(408,882)	$(15,229)	$1,303,794	$302	$1,304,096
Net loss	—	—	—	(10,739)	—	(10,739)	—	(10,739)
Unrealized gain on interest rate hedges	—	—	—	—	442	442	—	442
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Dividends ($0.17 per common share)	—	—	—	(14,918)	—	(14,918)	—	(14,918)
Shares issued under Dividend Reinvestment Program	12	—	259	—	—	259	—	259
Share grants, net of forfeitures and tax withholdings	100	1	1,550	—	—	1,551	—	1,551
Balance, September 30, 2022	87,504	$875	$1,728,840	$(434,539)	$(14,278)	$1,280,898	$301	$1,281,199

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(49,872)	$(27,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,855	69,871
Credit losses on lease related receivables	2,876	1,816
Real estate impairment	41,860	—
Share-based compensation expense	4,031	6,157
Net amortization of debt premiums, discounts and related financing costs	3,160	3,084
Loss on extinguishment of debt	54	4,917
Changes in operating other assets	(10,591)	(952)
Changes in operating other liabilities	5,443	(6,100)
Net cash provided by operating activities	61,816	51,456
Cash flows from investing activities
Real estate acquisitions, net	(107,595)	(204,433)
Capital improvements to real estate	(22,293)	(19,046)
Development in progress	—	(671)
Insurance proceeds	—	2,224
Non-real estate capital improvements	(395)	(1,322)
Net cash used in investing activities	(130,283)	(223,248)
Cash flows from financing activities
Line of credit repayments, net	94,000	43,000
Dividends paid	(48,495)	(44,440)
Repayments of mortgage notes payable	—	(76,598)
Repayments of unsecured term loan debt	(100,000)	—
Proceeds from term loan	125,000	—
Payment of financing costs	(844)	(39)
Distributions to noncontrolling interests	(6)	(6)
Proceeds from dividend reinvestment program	497	777
Net proceeds from equity issuances	—	26,851
Payment of tax withholdings for restricted share awards	(1,354)	(2,100)
Net cash provided by (used in) financing activities	68,798	(52,555)
Net decrease in cash, cash equivalents and restricted cash	331	(224,347)
Cash, cash equivalents and restricted cash at beginning of period	9,852	234,220
Cash, cash equivalents and restricted cash at end of period	$10,183	$9,873

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$20,066	$18,386
Change in accrued capital improvements and development costs	7,343	2,510
Dividend payable	15,868	14,919
Mortgage notes payable assumed in connection with the acquisition of real estate	—	76,554

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,079	$8,436
Restricted cash	2,104	1,437
Cash, cash equivalents and restricted cash	$10,183	$9,873
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended September 30, 2023 and September 30, 2022 as the “2023 Quarter” and the “2022 Quarter,” respectively, and the nine months ended September 30, 2023 and September 30, 2022 as the “2023 Period” and the “2022 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both September 30, 2023 and December 31, 2022, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
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

NOTE 3: REAL ESTATE

Acquisitions

We acquired the following community during the 2023 Quarter (the “2023 Acquisition”):

Acquisition Date	Community	Type	Number of Homes	Ending Occupancy as of September 30, 2023	Contract Purchase Price (In thousands)
September 29, 2023	Elme Druid Hills	Residential	500	93.4%	$108,000

The results of operations from the acquired operating property for our period of ownership is included in the condensed consolidated statements of operations as of its acquisition date and was as follows (in thousands):

Three and Nine Months Ended September 30, 2023
Real estate rental revenue	$53
Net loss	(403)

We accounted for the 2023 Acquisition as an asset acquisition. We measured the value of the acquired physical assets (land and building) and in-place leases (absorption costs) by allocating the total cost of the acquisition on a relative fair value basis.

The total cost of the 2023 Acquisition was as follows (in thousands):

Contract purchase price	$108,000
Capitalized acquisition costs	190
Total	$108,190

We have recorded the 2023 Acquisition as follows (in thousands):

Land	$25,249
Building	79,281
Absorption costs	3,660
Total carrying amount recorded	$108,190

The weighted remaining average life for the absorption costs is seven months.

The difference in the total acquisition cost of $108.2 million for the 2023 Acquisition and the cash paid for the acquisition per the consolidated statements of cash flows of $107.6 million is due to net credits received at settlement totaling $0.6 million.

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of September 30, 2023, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes. However, we continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

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

Real Estate Impairment

During the 2023 Quarter, we recognized an impairment charge of $41.9 million on Watergate 600 in order to reduce its carrying value to its estimated fair value, which declined due to changes in market conditions in the Washington DC metro region office market. The estimated fair value is inherently subjective because there are few observable market transactions for similar office properties. This fair valuation fell into Level 3 in the fair value hierarchy due to its reliance on significant unobservable inputs (see note 7). In accordance with ASC 820, we estimated the fair value using a discounted cash flow model which required certain significant assumptions, including a discounted cash flow term of 5 years, an average economic occupancy of 80.5%, and a terminal capitalization rate of 7.5%.

No other properties, including assets held for development, had any recognized impairment charges during the 2023 Quarter. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

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

During the first quarter of 2023, we executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. The Revolving Credit Facility bears interest at a rate of daily SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of September 30, 2023, the interest rate on the Revolving Credit Facility is adjusted SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85%, the daily SOFR is 5.31% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2023 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(149,000)
Unused and available	$551,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2023 Period as follows (in thousands):

Balance, December 31, 2022	$55,000
Borrowings	294,000
Repayments	(200,000)
Balance, September 30, 2023	$149,000

NOTE 5: NOTES PAYABLE

During the first quarter of 2023, we entered into a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility.

NOTE 6: DERIVATIVE INSTRUMENTS

We had an interest rate swap arrangement with a notional amount of $100.0 million that had effectively fixed the remaining $100.0 million portion of the 2018 Term Loan prior to the prepayment. During the first quarter of 2023, we prepaid the 2018 Term Loan using proceeds from the $125.0 million 2023 Term Loan (see note 5). Subsequent to this transaction, the interest swap arrangement effectively fixed the interest rate on a $100.0 million portion of the 2023 Term Loan through the interest rate swap arrangement’s expiration date of July 21, 2023.

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.

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

The fair values of the interest rate swaps as of September 30, 2023 and December 31, 2022, were as follows (in thousands):

				Fair Value
				Derivative Assets
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2023	December 31, 2022
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$—	$1,998
Interest rate swap	75,000	July 21, 2023	January 10, 2025	1,422	—
Interest rate swap	50,000	July 21, 2023	January 10, 2025	948	—
				$2,370	$1,998

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains and losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized (loss) gain on interest rate hedges	$(149)	$442	$372	$3,284

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $2.0 million related to our two outstanding interest rate swap arrangements will be reclassified as a decrease to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$509	$1,529	$1,529

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2023, the fair value of derivative assets, including accrued interest, was $2.4 million and we did not have any derivatives in a liability position. As of September 30, 2023, we have not posted any collateral related to these agreements.

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

NOTE 7: FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:

Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs

The only assets or liabilities we had at September 30, 2023 and December 31, 2022 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$1,714	$—	$1,714	$—	$2,142	$—	$2,142	$—
Interest rate derivatives	2,370	—	2,370	—	1,998	—	1,998	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. In the 2023 Quarter, we measured the fair value of Watergate 600 as there was evidence of impairment (see note 3).

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2023 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2023 and December 31, 2022, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,079	$8,079	$8,389	$8,389
Restricted cash	2,104	2,104	1,463	1,463
Line of credit	149,000	149,000	55,000	55,000
Notes payable, net	522,150	459,471	497,359	454,564

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.4 million and $1.9 million for the 2023 Quarter and 2022 Quarter, respectively, and $4.0 million and $6.2 million for the 2023 and 2022 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $4.0 million and $4.8 million for the 2023 Period and 2022 Period, respectively.

The total unvested restricted share awards at September 30, 2023 was 391,777 shares, which had a weighted average grant date fair value of $19.78 per share. As of September 30, 2023, the total compensation cost related to unvested restricted share awards was $5.3 million, which we expect to recognize over a weighted average period of 26 months.

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
The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(43,618)	$(10,739)	$(49,872)	$(27,337)
Allocation of earnings to unvested restricted share awards	(71)	(68)	(209)	(191)
Adjusted net loss	$(43,689)	$(10,807)	$(50,081)	$(27,528)
Denominator:
Weighted average shares outstanding – basic and diluted	87,759	87,453	87,717	87,354

Basic net loss per common share	$(0.50)	$(0.12)	$(0.57)	$(0.32)
Diluted net loss per common share	$(0.50)	$(0.12)	$(0.57)	$(0.32)

Dividends declared per common share	$0.18	$0.17	$0.54	$0.51

NOTE 10: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities. None of our operating properties meet the criteria to be considered separate operating segments on a stand-alone basis. Within the residential segment, we do not distinguish or group our consolidated operations based on size (only one community, Riverside Apartments, comprises more than 10% of consolidated revenues), type (all assets in the segment are residential) or geography (all but six communities are within the Washington, DC metro region). Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. As a result, our operating properties are aggregated into a single reportable segment: residential.

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and nine months ended September 30, 2023 and 2022 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended September 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$52,065	$4,586	$56,651
Real estate expenses	18,431	1,366	19,797
Net operating income	$33,634	$3,220	$36,854
Other income (expense):
Property management expenses			(1,935)
General and administrative expenses			(6,370)
Transformation costs			(985)
Depreciation and amortization			(21,904)
Interest expense			(7,418)
Real estate impairment			(41,860)
Net loss			$(43,618)
Less: Net income attributable to noncontrolling interests in subsidiaries			—
Net loss attributable to the controlling interests			$(43,618)
Capital expenditures	$11,900	$605	$12,505
Total assets	$1,770,921	$139,352	$1,910,273

	Three Months Ended September 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$49,889	$4,714	$54,603
Real estate expenses	18,198	1,363	19,561
Net operating income	$31,691	$3,351	$35,042
Other income (expense):
Property management expenses			(1,916)
General and administrative expenses			(6,403)
Transformation costs			(2,399)
Depreciation and amortization			(23,632)
Interest expense			(6,582)
Loss on extinguishment of debt			(4,917)
Other income			68
Net loss			$(10,739)
Capital expenditures	$7,764	$567	$8,331
Total assets	$1,694,750	$184,784	$1,879,534

	Nine Months Ended September 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$155,156	13,903	$169,059
Real estate expenses	55,629	3,947	59,576
Net operating income	$99,527	$9,956	$109,483
Other income (expense):
Property management expenses			(5,882)
General and administrative expenses			(19,891)
Transformation costs			(6,339)
Depreciation and amortization			(64,855)
Interest expense			(21,043)
Loss on extinguishment of debt			(54)
Other income			569
Real estate impairment			(41,860)
Net loss			$(49,872)
Capital expenditures	$21,447	$1,241	$22,688

	Nine Months Ended September 30, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	139,869	13,918	$153,787
Real estate expenses	51,411	3,886	55,297
Net operating income	$88,458	$10,032	$98,490
Other income (expense):
Property management expenses			(5,462)
General and administrative expenses			(20,998)
Transformation costs			(6,645)
Depreciation and amortization			(69,871)
Interest expense			(18,388)
Loss on extinguishment of debt			(4,917)
Other income			454
Net loss			$(27,337)
Capital expenditures	$17,623	$2,745	$20,368
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

We did not issue common shares under the dividend reinvestment program during the 2023 Quarter. Our issuances and net proceeds on the dividend reinvestment program for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022 were as follows ($ in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Issuance of common shares	12	28	32
Weighted average price per share	$21.15	$17.64	$24.01
Net proceeds	$259	$497	$777

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

We refer to the three months ended September 30, 2023 and September 30, 2022 as the “2023 Quarter” and the “2022 Quarter,” respectively, and the nine months ended September 30, 2023 and September 30, 2022 as the “2023 Period” and “2022 Period,” respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of September 30, 2023, we owned approximately 9,400 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

In connection with our strategic transformation, the shift away from the commercial sector to the residential sector, we have redesigned our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign included insourcing the property-level management activities at our multifamily properties previously performed by third-party management companies. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in Transformation costs on our consolidated statements of operations. We recognized transformation costs, net of amounts capitalized, on the condensed consolidated statements of operations of $1.0 million and $2.4 million during the 2023 Quarter and 2022 Quarter, respectively, and $6.3 million and $6.6 million during the 2023 Period and 2022 Period, respectively. We do not anticipate incurring additional transformation costs in the future. We expect to realize significant operational benefits from this operating model redesign. Community onboarding began in October 2022, and we have transitioned all of our residential communities to Elme management as of September 30, 2023.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss	$(43,618)	$(10,739)	$(32,879)	306.2%
NOI (1)	$36,854	$35,042	$1,812	5.2%
NAREIT FFO (2)	$20,146	$12,893	$7,253	56.3%
______________________________
(1) See page 28 of the MD&A for a reconciliation of NOI to net income.
(2) See page 38 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to a real estate impairment ($41.9 million) and higher interest expense ($0.8 million) in the 2023 Quarter. These were partially offset by loss on extinguishment of debt ($4.9 million) in the 2022 Quarter, higher NOI ($1.8 million), lower depreciation and amortization expenses ($1.7 million) and lower transformation costs ($1.4 million).

The higher NOI is primarily due to higher NOI from same-store properties ($2.1 million) and the acquisition of Elme Marietta ($0.2 million) in 2022, partially offset by lower NOI at Elme Sandy Springs ($0.4 million) and Watergate 600 ($0.1 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio increased to 95.6% as of September 30, 2023 from 95.4% as of September 30, 2022.

The higher NAREIT FFO is primarily due to lower loss on extinguishment of debt ($4.9 million), higher NOI ($1.8 million) and lower transformation costs ($1.4 million), partially offset by higher interest expense ($0.8 million).

Investment Activity

Significant investment activity during the 2023 Period included the acquisition of Elme Druid Hills, a 500-unit apartment community in Atlanta, Georgia for a contract purchase price of $108.0 million during the 2023 Quarter. The acquisition was funded through cash and borrowings under the Revolving Credit Facility.
Financing Activity

Significant financing activity during the 2023 Period included entering into a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility. The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options.

As of September 30, 2023, the interest rate on the Revolving Credit Facility is adjusted SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85%, the daily SOFR is 5.31% and the facility fee is 0.20%. As of October 24, 2023, our Revolving Credit Facility has a borrowing capacity of $539.0 million.

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

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss	$(43,618)	$(10,739)	$(32,879)	306.2%
Adjustments:
Property management expense	1,935	1,916	19	1.0%
General and administrative expense	6,370	6,403	(33)	(0.5)%
Transformation costs	985	2,399	(1,414)	(58.9)%
Real estate depreciation and amortization	21,904	23,632	(1,728)	(7.3)%
Real estate impairment	41,860	—	41,860	100.0%
Interest expense	7,418	6,582	836	12.7%
Loss on extinguishment of debt, net	—	4,917	(4,917)	(100.0)%
Other income	—	(68)	68	(100.0)%
Total net operating income (NOI)	$36,854	$35,042	$1,812	5.2%

Residential revenue:
Same-store portfolio	$46,610	$44,735	$1,875	4.2%
Acquisitions (1)	5,233	4,897	336	6.9%
Non-residential (2)	222	257	(35)	(13.6)%
Total	52,065	49,889	2,176	4.4%
Residential expenses:
Same-store portfolio	16,274	16,471	(197)	(1.2)%
Acquisitions	2,068	1,606	462	28.8%
Development	56	52	4	7.7%
Non-residential	33	69	(36)	(52.2)%
Total	18,431	18,198	233	1.3%
Residential NOI:
Same-store portfolio	30,336	28,264	2,072	7.3%
Acquisitions	3,165	3,291	(126)	(3.8)%
Development	(56)	(52)	(4)	7.7%
Non-residential	189	188	1	0.5%
Total	33,634	31,691	1,943	6.1%
Other NOI (3)	3,220	3,351	(131)	(3.9)%
Total NOI	$36,854	$35,042	$1,812	5.2%
 ______________________________
(1)Acquisitions:
2023: Elme Druid Hills
2022: Elme Sandy Springs, Elme Cumberland, Elme Marietta
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

Real estate rental revenue from same-store residential properties increased $1.9 million, or 4.2%, to $46.6 million for the 2023 Quarter, compared to $44.7 million for the 2022 Quarter, primarily due to higher rental income ($2.3 million), higher recoveries ($0.2 million) and higher one-time fees ($0.2 million), partially offset by higher credit losses ($0.7 million) and higher rent abatements ($0.1 million).

Real estate rental revenue from acquisitions increased $0.3 million due to the acquisitions of Elme Marietta ($0.2 million) and Elme Cumberland ($0.1 million) during the second quarter of 2022.

Average occupancy for residential properties for the 2023 Quarter and 2022 Quarter was as follows:

September 30, 2023			September 30, 2022			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	93.5%	95.3%	95.4%	94.2%	95.3%	0.2%	(0.7)%	—%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Paramount, Elme Bethesda, Roosevelt Towers, Riverside Apartments and Trove, partially offset by lower average occupancy at Elme Conyers, Elme Eagles Landing and The Kenmore.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2023 Quarter and the 2022 Quarter were 35.4% and 36.5%, respectively.

Real estate expenses from same-store residential properties decreased $0.2 million, or 1.2%, to $16.3 million for the 2023 Quarter, compared to $16.5 million for the 2022 Quarter, primarily due to lower contract maintenance ($0.5 million) and lower repairs and maintenance ($0.2 million), partially offset by higher utilities ($0.2 million), real estate taxes ($0.1 million), insurance ($0.1 million) and administrative ($0.1 million) expenses.

Real estate expenses from acquisitions increased $0.5 million due to the acquisitions of Elme Sandy Springs ($0.4 million) during the first quarter of 2022 and Elme Cumberland ($0.1 million) during the second quarter of 2022.

Other NOI

Other NOI decreased due to lower revenue at Watergate 600 ($0.1 million).

Other Income and Expenses

Transformation costs: Decrease of $1.4 million during the 2023 Quarter primarily due to lower consulting fees ($0.4 million), lower employee time allocations ($0.4 million) related to the strategic transformation, lower software costs ($0.2 million), lower transition fees ($0.2 million), lower branding expenses ($0.1 million) and lower accelerated software depreciation ($0.1 million) each due to the completion of community onboarding.

Real estate depreciation and amortization: Decrease of $1.7 million primarily due to lower depreciation and amortization at Elme Marietta ($1.7 million), Elme Cumberland ($0.6 million), Elme Sandy Springs ($0.2 million) and Watergate 600 ($0.1 million). These decreases were partially offset by higher depreciation and amortization at same-store residential properties ($0.5 million) and at Elme Druid Hills ($0.4 million).
Interest expense: Interest expense by debt type for the three months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2023	2022	$ Change	% Change
Notes payable	$6,023	$5,127	$896	17.5%
Mortgage notes payable	—	524	(524)	(100.0)%
Line of credit	1,395	931	464	49.8%
Total	$7,418	$6,582	$836	12.7%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Mortgage notes payable: Decrease due to assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Elme Marietta and Elme Cumberland, respectively, during the second quarter of 2022. In September 2022, we extinguished the liabilities associated with these mortgages through defeasance arrangements.
•Line of credit: Increase primarily due to higher weighted average borrowings of $41.1 million and a weighted average interest rate of 6.2% in the 2023 Quarter, as compared to weighted average borrowings of $22.4 million and a weighted average interest rate of 3.3% in the 2022 Quarter.

Loss on extinguishment of debt: During the 2022 Quarter, we extinguished the liabilities associated with mortgage notes payable for Elme Marietta and Elme Cumberland through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

Real estate impairment: The real estate impairment charge of $41.9 million during 2023 Quarter reduced the carrying value of Watergate 600 to its estimated fair value (see note 3 to consolidated financial statements).

2023 Period Compared to 2022 Period

The following tables reconcile net loss to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in the 2023 Period compared to the 2022 Period. All amounts are in thousands, except percentage amounts.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net loss	$(49,872)	$(27,337)	$(22,535)	82.4%
Adjustments:
Property management expense	5,882	5,462	420	7.7%
General and administrative expense	19,891	20,998	(1,107)	(5.3)%
Transformation costs	6,339	6,645	(306)	(4.6)%
Real estate depreciation and amortization	64,855	69,871	(5,016)	(7.2)%
Real estate impairment	41,860	—	41,860	100.0%
Interest expense	21,043	18,388	2,655	14.4%
Loss on extinguishment of debt, net	54	4,917	(4,863)	(98.9)%
Other income	(569)	(454)	(115)	25.3%
Total net operating income (NOI)	$109,483	$98,490	$10,993	11.2%

Residential revenue:
Same-store portfolio	$139,182	$129,440	$9,742	7.5%
Acquisitions (1)	15,269	9,622	5,647	58.7%
Non-residential (2)	705	807	(102)	(12.6)%
Total	155,156	139,869	15,287	10.9%
Residential expenses:
Same-store portfolio	49,279	47,428	1,851	3.9%
Acquisitions	6,097	3,698	2,399	64.9%
Development	168	71	97	136.6%
Non-residential	85	214	(129)	(60.3)%
Total	55,629	51,411	4,218	8.2%
Residential NOI:
Same-store portfolio	89,903	82,012	7,891	9.6%
Acquisitions	9,172	5,924	3,248	54.8%
Development	(168)	(71)	(97)	136.6%
Non-residential	620	593	27	4.6%
Total	99,527	88,458	11,069	12.5%
Other NOI (3)	9,956	10,032	(76)	(0.8)%
Total NOI	$109,483	$98,490	$10,993	11.2%
 ______________________________
(1)Acquisitions:
2023: Elme Druid Hills
2022: Elme Sandy Springs, Elme Cumberland, Elme Marietta
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

Real estate rental revenue from same-store residential properties increased $9.7 million, or 7.5%, to $139.2 million for the 2023 Period, compared to $129.4 million for the 2022 Period, primarily due to higher rental income ($8.7 million), higher recoveries ($0.8 million), lower rent abatements ($0.5 million) and higher fee income ($0.2 million), partially offset by higher credit losses ($0.5 million).

Real estate rental revenue from acquisitions increased $5.6 million, or 58.7%, to $15.3 million for the 2023 Period, compared to $9.6 million for the 2022 Period, primarily due to the acquisitions of Elme Marietta ($2.8 million) and Elme Cumberland ($1.8 million) during the second quarter of 2022 and Elme Sandy Springs ($1.0 million) during the first quarter of 2022.

Average occupancy for residential properties for the 2023 Period and 2022 Period was as follows:

September 30, 2023			September 30, 2022			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	93.8%	95.4%	95.6%	94.1%	95.5%	—%	(0.3)%	(0.1)%

Same-store average occupancy remained consistent at 95.6% in the 2023 Period and the 2022 Period. Higher average occupancy at Roosevelt Towers, Riverside Apartments and The Trove was partially offset by lower average occupancy at Bennett Park, Elme Watkins Mill and Elme Eagles Landing.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2023 Period and 2022 Period were 35.9% and 36.8%, respectively.

Real estate expenses from same-store residential properties increased by $1.9 million, or 3.9%, to $49.3 million for the 2023 Period, compared to $47.4 million for the nine months ended September 30, 2022, primarily due to higher utilities ($1.0 million), administrative ($0.8 million), repairs and maintenance ($0.4 million), real estate taxes ($0.2 million) and insurance ($0.1 million) expenses. The increase is partially offset by lower contract maintenance and supplies ($0.7 million) expenses.

Real estate expenses from acquisitions increased $2.4 million due to the acquisitions of Elme Marietta ($0.9 million) and Elme Cumberland ($0.6 million) during the second quarter of 2022, and Elme Sandy Springs ($0.9 million) during the first quarter of 2022.

Other NOI

Other NOI decreased due to higher operating expenses at Watergate 600 ($0.1 million).

Other Income and Expenses

Property management expenses: Increase of $0.4 million primarily due to higher management fee expenses at same-store properties.

General and administrative expenses: Decrease of $1.1 million primarily due to lower incentive compensation ($1.9 million) and lower legal fees ($0.6 million). These were partially offset by higher computer software ($0.7 million) and corporate office moving ($0.6 million) expenses.

Transformation costs: Decrease of $0.3 million primarily due to lower accelerated software depreciation ($0.7 million), lower consulting fees ($0.5 million) and lower software costs ($0.3 million). The decrease is partially offset by higher signing bonuses for new employees ($0.9 million), higher placement fee ($0.2 million), and higher branding expenses ($0.1 million).

Depreciation and amortization: Decrease of $5.0 million primarily due to lower depreciation and amortization at same-store residential properties ($3.0 million), Elme Sandy Springs ($1.8 million) and Elme Marietta ($1.2 million). The decrease was partially offset by higher depreciation and amortization at Elme Druid Hills ($0.4 million), Elme Cumberland ($0.3 million), and Watergate 600 ($0.3 million).

Interest expense: Interest expense by debt type for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2023	2022	$ Change	% Change
Notes payable	$17,022	$15,331	$1,691	11.0%
Mortgage notes payable	—	1,014	(1,014)	(100.0)%
Line of credit	4,021	2,326	1,695	72.9%
Capitalized interest	—	(283)	283	(100.0)%
Total	$21,043	$18,388	$2,655	14.4%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Mortgage notes payable: Decrease due to the assumed mortgages of $42.8 million and $33.7 million in the acquisitions of Elme Marietta and Elme Cumberland, respectively, during the 2022 Period. In September 2022, we extinguished the liabilities associated with these mortgages though defeasance arrangements.
•Line of credit: Increase primarily due to higher weighted average borrowings of $40.8 million and a weighted average interest rate of 6.1% in the 2023 Period, as compared to weighted average borrowings of $7.5 million and a weighted average interest rate of 3.3% in the 2022 Period.
•Capitalized interest: Decrease primarily due to ceased capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Loss on extinguishment of debt: During the 2022 Period, we extinguished the liabilities associated with mortgage notes payable for Elme Marietta and Elme Cumberland through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

Other income: Increase of $0.1 million is due to higher tax refunds received for office properties sold in prior years.

Real Estate Impairment: The real estate impairment charge of $41.9 million during 2023 Period reduced the carrying value of Watergate 600 to its estimated fair value (see note 3 to consolidated financial statements).

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

We also believe we have adequate liquidity beyond 2023, with no debt maturities until 2025 and only $274.0 million of scheduled debt maturities prior to 2028, based on current amounts outstanding under our Revolving Credit Facility. As of October 24, 2023, we had cash and cash equivalents totaling $3.0 million and a borrowing capacity of $539.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $542.0 million.

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
•Approximately $35.0 - $40.0 million to invest in our existing portfolio of operating assets, inclusive of $22.0 - $27.0 million of major capital expenditures;
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

As of September 30, 2023, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2023	$—		$—		$—	—%
2024	—		—		—	—%
2025	125,000	(1)	149,000	(2)	274,000	5.6%
2026	—		—		—	—%
2027	—		—		—	—%
Thereafter	400,000		—		400,000	4.5%
Scheduled principal payments	$525,000		$149,000		$674,000	4.9%
Net premiums/discounts	(99)		—		(99)
Loan costs, net of amortization	(2,751)		—		(2,751)
Total	$522,150		$149,000		$671,150	4.9%
______________________________
(1) During the first quarter of 2023, we entered into the $125.0 million 2023 Term Loan with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility. Elme Communities had previously entered into an interest rate swap to effectively fix the interest rate for the remaining $100.0 million portion of the 2018 Term Loan. Following the prepayment of the 2018 Term Loan, the interest rate swap effectively fixed a $100.0 million portion of the 2023 Term Loan at 2.16% through the interest rate swap's expiration date of July 21, 2023. In March 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the 2023 Term Loan’s interest rate at 4.73% beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.
(2) The credit facility's term ends in August 2025, with two six-month extension options.

The weighted average maturity for our debt is 4.8 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of September 30, 2023, we were in compliance with the covenants related to our Revolving Credit Facility, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 87.8 million shares were outstanding at September 30, 2023.

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

We did not issue common shares under the dividend reinvestment program during the 2023 Quarter. Our issuances and net proceeds on the dividend reinvestment program for the three and nine months ended September 30, 2023 and 2022 were as follows ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Issuance of common shares	—	12	28	32
Weighted average price per share	$—	$21.15	$17.64	$24.01
Net proceeds	$—	$259	$497	$777

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2023, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Net cash provided by operating activities	$61,816	$51,456	$10,360	20.1%
Net cash used in investing activities	(130,283)	(223,248)	92,965	(41.6)%
Net cash provided by (used in) financing activities	68,798	(52,555)	121,353	(230.9)%

Net cash provided by operating activities increased primarily due to higher rental revenue from same-store communities and the acquisitions of Elme Sandy Springs, Elme Marietta and Elme Cumberland during the 2022 Period.

Net cash used in investing activities decreased primarily due to the acquisitions of Elme Sandy Springs, Elme Marietta and Elme Cumberland during the 2022 Period, partially offset by the acquisition of Druid Hills during the 2023 Period.

Net cash provided by (used in) financing activities increased primarily due to executing the $125.0 million 2023 Term Loan and net borrowings on the Revolving Credit Facility during the 2023 Period and the repayment of mortgage notes during the 2022 Period. These were partially offset by the repayment of the $100.0 million 2018 Term Loan during the 2023 Period and proceeds from equity issuances during the 2022 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2023 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(43,618)	$(10,739)	$(49,872)	$(27,337)
Adjustments:
Depreciation and amortization	21,904	23,632	64,855	69,871
Real estate impairment	41,860	—	41,860	—
NAREIT FFO	$20,146	$12,893	$56,843	$42,534

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and nine months ended September 30, 2023. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on September 30, 2023 (in thousands):

	2023	2024	2025		2026	2027	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$—	$125,000	(1)	$—	—	$400,000	$525,000	$459,471
Interest payments	$922	$23,908	$17,995		$17,995	$17,995	$44,216	$123,031
Interest rate on debt maturities	—%	—%	5.6%		—%	—%	4.5%	4.9%
Unsecured variable rate debt
Principal	$—	$—	$149,000		$—	$—	$—	$149,000	$149,000
Variable interest rate on debt maturities			6.3%					6.3%
______________________________
(1)     Represents a $125.0 million term loan with a floating interest rate. A $100.0 million portion of the term loan was effectively fixed by an interest rate swap that expired on July 21, 2023. The full amount of the term loan is effectively fixed by two interest rate swaps that became effective on July 21, 2023 and expire on the loan’s maturity date of January 10, 2025.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2023 and December 31, 2022 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2023	December 31, 2022
$100,000	1.205%	USD-SOFR	3/31/2017	7/21/2023	$—	$1,998
75,000	3.670%	USD-SOFR	7/21/2023	1/10/2025	1,422	—
50,000	3.670%	USD-SOFR	7/21/2023	1/10/2025	948	—
					$2,370	$1,998

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

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2023, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Share Repurchase Program

On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program is scheduled to expire on October 25, 2025, unless extended by the Board. Under the share repurchase program, the Company can effect share repurchases through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws and subject to compliance with existing debt agreements. The repurchase program does not obligate the Company to repurchase any specific number of shares, will be utilized at management’s discretion and may be suspended at any time in the Company’s discretion. The timing of share repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. No share repurchases have been made to date under this program.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
President and Chief Executive Officer

/s/ Steven M. Freishtat
Steven M. Freishtat
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Senior Vice President, Chief Administrative Officer and Treasurer (Principal Accounting Officer)
DATE: October 27, 2023