Form 10-K
period 2023-12-31
Elme Communities
filed 2024-02-16
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2023, the aggregate market value of such shares held by non-affiliates of the registrant was $1,429,202,578 (based on the closing price of the shares on June 30, 2023).
As of February 13, 2024, 87,867,059 common shares were outstanding.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ELME COMMUNITIES
2023 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

Elme Communities Overview

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust (the "Company"), is a self-administered equity real estate investment trust ("REIT") and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. As of December 31, 2023, we owned 28 apartment communities and one office property.
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
•executing value-add renovations that are tailored to each submarket, target renter group and individual community to provide an improved yet affordable living experience while enhancing shareholder value; and
•targeting investment opportunities that provide the potential for significant appreciation in value and that have operating upside through community management strategies.

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

Regional Real Estate Markets (1)

While we have historically focused our investments in the greater Washington, DC metro region, we expanded our footprint to the Atlanta metro region in 2021. Atlanta offers a range of diverse, innovative industries which we believe are poised to benefit from substantial job creation, rising wages, and continued migration in the coming years. As of December 31, 2023, we have acquired six apartment communities in the Atlanta metro region and we remain optimistic about the near and longer-term demand drivers in the Atlanta metro region.

Looking forward, we plan to continue to expand our footprint outside of the Washington, DC metro region. We intend to target markets with skilled labor development and in-migration, diverse economies with innovative industries, strong productivity and wage growth for middle income residents, and demand for affordable mid-market housing.

We believe our portfolio's allocation in the Atlanta and Washington, DC metro regions, and our focus on value-oriented price points, will help enable our future growth, while also providing relative insulation during economic downturns. Over the past five and 10-year periods, Class B rent growth has outperformed Class A in both of our operating markets. Additionally, our mid-market price points generally do not compete with new supply, as our average monthly rent is generally several hundred dollars below the asking rent for new deliveries. Moreover, the national cost of owning a home compared to renting a single-family starter home is the highest it’s been in over 20 years. As housing remains undersupplied, interest rates remain high and the cost of homeownership remains unaffordable for many median-income households, we expect to benefit from sustained demand for quality, affordable rental options.

Washington, DC metro region (22 apartment communities)

In the fourth quarter of 2023, the Washington, DC metro region absorbed 1,600 units (the third highest 4th quarter performance on record for the Washington, DC metro region), as 4,000 units delivered concurrently. The rebound in demand in 2023 brought annual demand to 10,800 units, a top five performance nationwide. Despite healthy absorption, supply and demand remained imbalanced. As a result, occupancy ticked down 40 basis points over the year to 94.7%.

Effective asking rents declined 0.4% in the fourth quarter of 2023 compared to the third quarter of 2023, averaging $2,110 per month, or $2.39 per square foot, pushing annual rent growth down to 2.5%. Annual rent change, as of the fourth quarter of 2023, was highest among Class B multifamily properties at 3.7% with Class A multifamily properties trailing behind at 2.4%. Generally, rents grew most in low supply submarkets, whereas rent cuts were most common in higher supply areas. Occupancy remained strongest in Class B multifamily properties at 95.2%.

The Washington, DC metro economy is considered to be recession-resistant due to a high concentration of government and government-affiliated jobs. Annual job growth for the Washington, DC metro region, as reported by the U.S. Bureau of Labor Statistics was 1.4% or, 48,400 jobs as of November 2023, year-over-year. The RealPage Market Analytics apartment market outlook points to a heavy construction pipeline with 29,400 units currently under construction, of which 18,200 are planned for delivery over the next year. Given the projected pipeline, rent and occupancy performance are expected to vary across submarkets, with market-level readings that roughly match the national average in the coming two to three-year window.

Atlanta metro region (6 apartment communities)

In the fourth quarter of 2023, the Atlanta metro region absorbed 2,900 units (the fourth highest 4th quarter performance on record for the Atlanta metro region), as 5,400 units delivered concurrently. Quarterly occupancy in the market contracted 40 basis points year-over-year to about 92.3%. Annual demand rose to 9,700 units, a significant improvement from the annual net move-outs of 7,000 units recorded in the first quarter of 2023.

The Atlanta metro region recorded an annual rent cut of 4.7%, with effective asking rents averaging $1,628 per month, or $1.60 per square foot. Class C multifamily properties saw the steepest rent decline of 6.6% on average, followed by Class B multifamily properties with rent cuts of 4.3% on average, and Class A multifamily properties with rent cuts of 3.6% on average. All but one of Atlanta’s 39 submarkets posted rent cuts on an annual basis.

Annual job growth for the Atlanta metro region as reported by the U.S. Bureau of Labor Statistics was 2.5%, or 76,500 jobs added as of November 2023, year-over-year. The RealPage Market Analytics apartment market outlook has 34,300 units currently under construction, of which 23,100 are planned for delivery over the next year. In the short term, rent change and occupancy are expected to remain muted and are expected to move closer to national norms in 2025, once the current supply wave moderates.
______________________________
(1)     The source of all regional market numerical data in this section is RealPage Market Analytics

Our Portfolio

As of December 31, 2023, we owned approximately 9,400 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also owned approximately 300,000 square feet of commercial space in the Washington, DC metro region. The percentage of total real estate rental revenue from continuing operations by property type for the three years ended December 31, 2023, and the average occupancy for the year ended December 31, 2023, were as follows:

Average Occupancy, year ended December 31, 2023		% of Total Real Estate Rental Revenue
		2023	2022	2021
95%	Residential	92%	91%	89%
90%	Other	8%	9%	11%
		100%	100%	100%

Total real estate rental revenue from continuing operations for each of the three years ended December 31, 2023, was $227.9 million, $209.4 million and $169.2 million, respectively. During the three years ended December 31, 2023, we acquired six residential properties and placed one residential development project into service. During that same period, we sold twelve office properties and eight retail properties. See note 14 to the consolidated financial statements for further discussion of our operating results by segment.

No single tenant accounted for more than 5% of real estate rental revenue from continuing operations in any of the three years ended December 31, 2023.

In October 2022, we began a process to internalize our management operations, and this process was completed in July 2023. Prior to the completion of our management internalization, Bozzuto Management Company ("Bozzuto") and Greystar Real Estate Partners ("Greystar") provided community management and leasing services at the majority of our residential communities. Bozzuto and Greystar provided such services under individual community management agreements for each residential community, each of which was separately terminable by us or Bozzuto/Greystar, as applicable. Although they varied by community, on average, the fees charged by Bozzuto/Greystar under each agreement were approximately 3% of revenues at each residential community. As of December 31, 2023, we have transitioned all of our residential communities to Elme management. Stream Realty Partners ("Stream") provides property management and leasing services at our sole office property, Watergate 600.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2023 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

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

Environmental

In 2021, we announced our commitment to net zero carbon operation in alignment with the Urban Land Institute’s Greenprint Net Zero by 2050 Goal. In 2023, we joined the U.S. Department of Energy (DOE) Better Climate Challenge, further aligning greenhouse gas emission reduction with industry leaders. Meeting this goal requires that we fully integrate a focus on carbon reductions into our strategic approach and at all levels of our organization throughout our portfolio.

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

Social

Among our social initiatives is a commitment to financial inclusion, pursuant to which we aim to increase the availability and equality of financial service opportunities, remove barriers to the financial sector, and enable individuals to improve their financial wellbeing. Beyond credit history, life-altering events can interrupt a resident’s ability to pay rent, including job loss, medical emergencies, domestic violence, and other hardships. This can lead to delinquencies, increased interest rate debt, potential eviction, and situational unhousing.

In 2022, we announced a partnership with a financial technology company to dismantle barriers to housing for working families. Through this partnership, on-time rent payments are reported monthly to all three credit bureaus, providing an opportunity for residents to build their credit. This no-cost amenity is available to 100% of our community residents. This initiative follows a “do no harm” mindset. Therefore, only on-time payments—not delinquencies—are reported.

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

In addition to financial wellness, we support our residents physical and mental health and wellness through on-site amenities such as gymnasiums, pools, playgrounds, and community rooms, as well as close access to bike lanes, walking/running paths, parks, and other outdoor amenities. In 2023, we certified our first five communities to Fitwel Health and Wellness. The certification is awarded to buildings that promote occupant health and well-being by incorporating a number of evidence-based design and operations strategies that support the physical, mental, and social health of occupants.

Governance

At Elme, we hold ourselves, our suppliers, and the Board of Trustees (the "Board") to high ethical standards as we seek to increase shareholder value and foster a collaborative, innovative corporate culture. Our team is required to read and certify their knowledge on our Code of Ethics, in addition to receiving ethics training throughout the year. Our Board is responsible for corporate policy and management oversight to enhance long-term shareholder value. In 2020, our Board formalized the oversight of ESG initiatives, recognizing that environmental and social matters—together with strong corporate governance—play a critical role in the execution of our ESG strategy.

Some of our ESG policies, including our Human Rights Policy, Vendor Code of Conduct, and Environmental Sustainability Policy, can be found on our website at elmecommunities.com/esg/governance/.

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

Human Capital

Employees, Training and Development

On February 13, 2024, we had 243 employees, including 175 persons engaged in community management functions who were hired in connection with the internalization of our community management functions, and 68 persons engaged in corporate, financial, asset management and other functions. Of the 175 persons engaged in community management functions, 44 are employed in the Atlanta metro region at six different communities, with the remainder in the Washington, DC metro region. All of our officers and substantially all of our corporate-level employees live and work in or near the greater Washington, DC metro region, and our community management employees live and work in or near their respective communities.

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

Additionally, our compensation programs are designed to attract, retain and reward our workforce, with the goal of motivating employees to perform to the best of their abilities and achieve our objectives, including increasing shareholder value.

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

Diversity, Equity, Inclusion and Accessibility

Our Diversity, Equity, Inclusion, and Accessibility Initiative ("DEIA") is a long-term commitment to promoting an environment where each individual feels comfortable being their most authentic selves. We believe diversity of backgrounds, experiences, cultures, ethnicities, and interests leads to new ways of thinking and drives engagement and organizational success. Our diverse Cultural Advisory Board ("CAB") is overseen by our senior leadership team and our Board. The CAB tracks and monitors our diversity metrics and facilitates learning and training opportunities, including a diversity speaker series, targeted recruitment and relationship development with diverse industry groups for internships and employment opportunities and partnering with community-based non-profits for volunteer activities.

Community Engagement

As a REIT, investing is at the core of what we do, but the most valuable investments we make are not in our buildings but in our people and our community. We are passionate about making a difference in the regions we call home.

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

Americans with Disabilities Act ("ADA")

The properties in our portfolio must comply with Title III of the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in an imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

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

Environmental Matters

We are subject to numerous federal, state and local environmental, health, safety and zoning laws and regulations that govern our operations, including with respect to air emissions, wastewater, and the use, storage and disposal of hazardous and toxic substances and petroleum products. The cost to comply with such laws and regulations may be significant, and such laws may become more stringent over time. If we fail to comply with such laws, including if we fail to obtain any required permits or licenses, we could face substantial fines or possible revocation of our authority to conduct some of our operations.

In addition, under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and remediate such contamination and liability for natural resources damage. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, we also may be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous substances, without regard to whether we complied with environmental laws in doing so. These liabilities for remediation could be substantial and the cost of any required remediation, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or bodily injury or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

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

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Elme Communities as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 42.

Risks Related to our Business and Operations

We may be unable to successfully expand our operations into new markets and submarkets, which could have a material adverse effect on us, the trading price of our shares and our ability to make distributions to our shareholders.

We intend to further expand our residential platform through acquisitions in Sunbelt markets. Our current targeted expansion markets include Atlanta, Georgia, Raleigh/Durham, North Carolina, Charlotte, North Carolina and Dallas-Fort Worth, Texas. Between 2021 and 2023, we acquired six apartment communities in the Atlanta metro region and plan to continue to invest in the Sunbelt region in 2024 and beyond. However, our historic operations have been concentrated in the Washington DC, metro region, where we have expertise in acquiring and operating assets. The risks applicable to our ability to acquire, integrate and operate apartment communities in the Washington DC, metro region are also applicable to our ability to acquire, integrate and operate apartment communities in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we have entered or that we may enter as we do with the Washington, DC market, which could adversely affect our ability to expand and success in expanding into those markets. Furthermore, we may be unable to build a significant market presence or achieve a desired return on our investments in communities in new markets. The occurrence of any of the foregoing risks could have a material adverse effect on us, the trading price of our shares and our ability to make distributions to our shareholders.

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
•changes in interest rates and availability of financing;
•economic and market conditions including: migration to areas outside of major metropolitan areas where our portfolio is concentrated, new construction and excess inventory of residential and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use;
•the effects of government regulation in the real estate industry;
•our ability to integrate new technological innovations into our properties to attract residents;
•our ability to attract and retain qualified personnel with knowledge of the market; and
•political conditions, civil disturbances, earthquakes and other natural disasters, terrorist acts or acts of war and actual or anticipated geopolitical instability.

Substantially all of our investments are concentrated in the multifamily asset class, which make us more vulnerable to a downturn in that asset class and could adversely affect our results of operations.

As of December 31, 2023, substantially all of our investments are concentrated in the multifamily industry, and we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than when we had investments in more than one asset class.

Additionally, the multifamily industry is also highly competitive. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can use working capital to finance projects, while we (and our competitors that are REITs) may have to forgo and/or liquidate otherwise attractive investments as we must comply with REIT requirements. These actions could have the effect of reducing our income and amount available for distribution to shareholders. Thus, compliance with REIT requirements may hinder our ability to make, or, in certain cases, maintain ownership of, certain attractive investments.

Competition may also result in overbuilding of multifamily properties, causing an increase in the number of multifamily units available which could potentially decrease occupancy and multifamily rental rates at our properties. We may also be required to expend substantial sums to attract new residents. These factors may cause the resale value of properties to be diminished because the market value of a particular property will depend principally upon the net revenues generated by the property. Further, costs associated with real estate investment generally are not reduced when circumstances, such as a pandemic, cause a reduction in income from the investment.

Each of these factors could possibly limit our ability to retain our current residents, attract new ones or increase or maintain rents, which could lower the value of our properties and adversely affect our results of operations and our financial condition.

Macroeconomic trends, including inflation and rising interest rates, may adversely affect our cash flow, financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. In recent years, inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates and wages. These increases and any interventions, fiscal or otherwise, by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and borrowing costs as well as decreasing the cash available to our residents and tenants and prospective residents and tenants who wish to rent in our communities. Although we expect to be able to increase rent to combat the effects of inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents that residents and tenants would be willing to pay, which could adversely affect our results of operations. Additionally, a decline in the market value of real estate in the regions in which we operate may result in the carrying value of certain real estate assets exceeding their fair value, which has recently and in the future may require us to recognize an impairment to those assets. For example, we recognized an impairment in the third quarter of 2023 on our sole remaining office property, Watergate 600. Also, if prevailing interest rates or other factors, such as the reluctance of lenders to make commercial real estate loans or the loss of the benefits of hedging arrangements, results in higher interest rates on our indebtedness, the increased interest expenses would adversely affect our cash flow, financial condition, and results of operation.

We are currently dependent upon the economic and regulatory climate of the Washington, DC and Atlanta metro regions, which may impact financial condition and results of operations.

As of December 31, 2023, 75% of our residential apartment homes were located in the Washington, DC metro region and 25% of our residential apartment homes were located in the Atlanta, Georgia metro region. While we intend to continue expansion of our platform in the Sunbelt region, our current concentration in just two geographic metro regions may expose us to a greater amount of market-dependent risk than if we were more geographically diverse. Our performance could be adversely affected by the economic conditions in, and other factors relating to, these two geographic areas, including zoning and other regulatory conditions, competition for residents and supply and demand for apartment in these regions, as well as unemployment and job growth. Additionally, in the Washington, DC and Atlanta metro regions, general economic conditions and local real estate conditions are dependent upon various industries that are predominant in the area (such as, in Washington, D.C., government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of the region. We are also susceptible to adverse developments in the regulatory environment of any of the markets in which we operate, particularly Washington, D.C., such as increases in real estate and other taxes, the costs of complying with governmental regulations or increased regulations, including zoning and tax laws, and actual or threatened reductions in government spending and/or changes to the timing of government spending, as has occurred during federal government shutdowns. To the extent that these markets become less desirable to operate in, our results of operations could be more negatively impacted than if we were more geographically diversified. In the event of negative economic and/or regulatory changes in the regions in which we operate, we may experience a negative impact to our financial condition and results of operations.

Short-term leases expose us to the effects of declining market rents sooner than long-term leases, which could adversely affect our cash flow, results of operations and financial condition.

Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents sooner than if our apartment leases were for longer terms. Additionally, if the terms of a renewal or reletting are less favorable than current terms, then our results of operations and financial condition could be negatively affected. For each of the three years ended December 31, 2023, the same-store residential resident retention rate for each year's respective same-store community portfolio, was 63%, 63%, and 60%, respectively.

Expenses may increase or remain constant even if our revenues decrease.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property or an increase in operating costs. As a result, if revenues drop, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced if our revenues decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

The risks related to our commercial operations could adversely impact our results of operations and financial condition.

Although we are primarily in the residential rental business, we also own ancillary commercial space, primarily within our apartment communities, and own one office building that we lease to third parties. Gross rental revenue provided by leased commercial space in our portfolio represented 8% of our real estate rental revenue from continuing operations in 2023. The long term nature of our commercial leases and characteristics of many of our tenants (generally small, local businesses) may subject us to certain risks, such as difficulties or delays in reletting this commercial space and in achieving desired rental rates, the cost of allowances and concessions to tenants, which may be less favorable than current terms, a failure rate of small, local business that may be higher than average and competition with other commercial spaces, which may affect our ability to lease space and the level of rents we can obtain. Additionally, if our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations. Each of these factors could adversely impact our results of operations and financial condition.

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

Jurisdictions in which we own property have adopted, or may in the future adopt, laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Such laws and regulations limit our ability to charge market rents, increase rents or evict residents at our apartment communities and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of homes at below-market rents, which has a negative impact on our ability to increase cash flows from our residential properties subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying residents to such properties. As of December 31, 2023, four of our residential properties, each located within the Washington, DC metro region, were subject to such regulations.

Our business and reputation depend on our ability to continue to provide high quality housing and consistent operation of our communities, the failure of which could adversely affect our business, financial condition and results of operations.

Our business and reputation depend on providing our residents with quality housing including a wide variety of amenities such as covered parking, swimming pools, fitness facilities and similar features, highly reliable services, including water and electric power and the consistent operation of our communities. The delayed delivery or any material reduction or prolonged interruption of these services may cause residents to terminate their leases or may result in a reduction of rents and/or increase in our costs or other issues. In addition, we may fail to provide quality housing and continuous access to amenities, including as a result of government mandated closures due to health concerns, mechanical failure, power outage, human error, vandalism, physical or electronic security breaches, war, terrorism and similar events. Such service interruptions, closures, mechanical failures or other events may also expose us to additional liability claims and damage our reputation and brand and could cause current residents to terminate or not renew their leases, and prospective residents to seek housing elsewhere. Any such failures could impair our ability to continue providing quality housing and consistent operation of our communities, which could adversely affect our business, financial condition and results of operations.

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken. Some of these development/redevelopment risks may be heightened given uncertain and potentially volatile market conditions. If market volatility causes economic conditions to remain unpredictable or to trend downwards, we may not achieve our expected returns on properties we develop and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct, and lease-up a development property may increase, which could adversely impact our projected returns or result in a termination of the development project. The materialization of any of the foregoing risks could have an adverse effect on our financial condition, results of operations or ability to satisfy our debt service obligations.

Corporate social responsibility, specifically related to ESG matters, may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations and financial condition and the price of our securities.

Environmental, social and governance matters have become increasingly important to investors and other stakeholders. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics. Many investors focus on ESG-related business practices and scores when choosing where to allocate their investments and may consider a company’s score as a factor in making an investment decision. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. Additionally, if our corporate responsibility procedures or standards do not meet the standards set by various constituencies, we may face reputational damage. There can be no assurance of how we will score on the ESG metrics used by such advisory organizations in the future, particularly since the criteria by which companies are rated for their ESG efforts may change. A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors and/or cause investors to reallocate their capital away from the Company, each of which could have an adverse impact on the price of our securities.

As we continue to invest and focus on ESG efforts and initiatives that we believe are appropriate for the Company and our shareholders, we could also be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment), tenants and residents, that could adversely affect our reputation, financial condition and results of operations.

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
•we may fail to secure required zoning, occupancy or other governmental permits and authorizations or applicable zoning and land use laws may change;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•new acquisitions and developments may fail to perform as expected or we may underestimate costs necessary to bring an acquired property up to our standards;
•we may assume liabilities for undisclosed environmental contamination;
•our estimates of capital expenditures required for an acquired property, including the costs of repositioning or redeveloping, may be inaccurate and the acquired properties may fail to perform as we expected in analyzing our investments; and
•we could experience a decline in value of the acquired assets after acquisition.

In addition, our financing of an acquisition could negatively impact our cash flows and liquidity, require us to incur substantial debt or involve the issuance of new equity, which would be dilutive to existing stockholders. We may also acquire properties subject to liabilities and without recourse, or with limited recourse with respect to unknown liabilities. As a result, if liability were asserted against us based upon the acquisition of a property, we may have to pay substantial sums to settle it, which could adversely affect our cash flow.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments which may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our shareholders.

We may from time to time invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments may have business interest or goals that are inconsistent with our own, including for example, whether to sell or retain joint venture properties or interests, become bankrupt or fail to fund their share of required capital contributions. In some instances, joint venture partners may have competing interests that could create conflicts of interest, including compliance with the REIT requirements, and our REIT status could be jeopardized if any of our future joint ventures do not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they act inconsistent with our interests in the joint venture, we may be adversely affected.

Climate change and regulation regarding climate change in the regions in which we operate may adversely affect our financial condition, results of operations, cash flows, per share market price of our common shares and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders.

Climate change (including rising sea levels, flooding, prolonged periods of extreme temperature or other extreme weather, and changes in precipitation and temperature), may result in physical damage to, a decrease in demand for and/or a decrease in rent from and value of our properties located in the areas affected by these conditions (particularly in areas closer to coasts). Additionally, our insurance premiums may increase as a result of the threat of climate change or the effects of climate change may not be covered by our insurance policies.

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

Actual or threatened acts of violence, including terrorist attacks and increased crime rates, resulting in more safety and security incidents, could occur in the localities in which we conduct business. As a result, some residents in our markets may choose to relocate to other markets. This could result in an overall decrease in the demand for such markets generally, which could increase vacancies or impact rental rates in our properties. In addition, future acts of violence or terrorist attacks could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially which would negatively affect our results of operations.

Some potential losses are not covered by insurance, which could adversely affect our financial condition or cash flow.

The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2024. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

Our insurance does not cover terrorist related activities except certain non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts.

Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. Furthermore, losses related to other types of risk, such as cybersecurity incidents or climate change may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects. Any such uninsured loss could adversely affect our financial condition or cash flow.

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

Compliance with certain federal, state and local laws and regulations could adversely affect our results of operation, and may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various U.S. federal, state and local environmental, employment, health, safety and zoning laws and regulations that govern our and our tenants’ operations. If we fail to comply with such laws, including if we fail to obtain any required permits or licenses, we could face substantial fines or possible revocation of our authority to conduct some of our operations.

Some of our current or former properties have had tenants that used hazardous substances or petroleum in the course of their businesses. Various environmental laws impose liability on a current or former owner or operator of real property for investigation or cleanup of hazardous substances or petroleum products at, on, under or migrating from our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances or products. Liability under these laws may be joint and several, meaning that we could be required to bear 100% of the liability even if other parties are also liable. From time to time, we may be required to investigate and clean-up hazardous substances or petroleum products or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties, and the costs of those effort may be substantial and could exceed the value of the property and/or our aggregate assets. The presence or release of such hazardous substances or petroleum products at our currently owned or leased properties could result in limitations on or interruptions to our operations, or may adversely affect our ability to sell or rent such properties or borrow using such properties as collateral. Releases of hazardous substances or petroleum products at our currently or formerly owned or leased properties could result in third-party claims for bodily injury, property or natural resource damages, or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. In addition, we may be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so. It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys prior to our acquisition of properties. However, there is a risk that these assessments will not identify all potential environmental issues at a given property. Moreover, environmental, health and safety requirements have become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on our properties or adversely affect our ability to sell properties or to use properties as collateral.

We may also incur significant costs complying with other regulations. In addition, failure of our properties to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely impact our business or results of operations. Our properties are subject to various other federal, state and local regulatory requirements, such as state and local fair housing, rent control and fire and life safety requirements. If we fail to comply with the requirements of the ADA or other federal, state and local regulations, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

In addition, existing laws could be interpreted in a manner that restricts our ability to use systems that we currently use in our operations and we may face litigation or regulatory risk in connection with such laws. Future compliance with new laws of general applicability, laws applicable to companies in our industry, or laws applicable to public companies generally could increase our costs and could have an adverse effect on our financial performance. For example, one of our vendors, RealPage, is currently involved in lawsuits alleging that RealPage and others conspired to artificially inflate the prices of multifamily residential real estate above competitive levels.

We face cybersecurity risks which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and we can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We are dependent on our information technology networks and systems to access, as well as those of third parties, to process, transmit and store proprietary and confidential information, including personal information of residents, employees, and vendors. We face cybersecurity threats, including system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, phishing schemes and workforce member error, negligence, or fraud. The risk of a cyber-attack, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. Any such cybersecurity incident, including those impacting personal information, may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for impacted information or assets, increased cybersecurity protection and insurance costs, regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. A cybersecurity incident could also interfere with our ability to comply with financial reporting requirements. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and threats, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. In addition, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company.

We also rely on third-party service providers in our conduct of our business, and we can provide no assurance that the security measures of those providers will be effective. While we may be entitled to damages if our third-party service providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Although we and our third-party service providers make efforts to maintain the security and integrity of our information, including the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan, we can provide no assurance that our data security measures will be able to detect or prevent all cybersecurity incidents. These risks require increasing resources from us to analyze and mitigate, and there is no assurance that our efforts will be effective. Additionally, as a result of the internalization of community management services for our properties, which was completed in 2023, we collect and retain greater amounts of personal information, both from employees and current and potential residents, which increases the risks and potential effects of such a cybersecurity incident.

We have identified and expect to continue to identify cyberattacks and cybersecurity incidents on our systems and those of third parties, but none of the cyberattacks and incidents we have identified to date has had a material impact on our business or operations.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

A pandemic and measures intended to prevent its spread, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A pandemic and emergence of new variants could (as the outbreak of COVID-19 did) negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact the multifamily industry and our business. Pandemic outbreaks could lead (and the outbreak of COVID-19 led) governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as orders not allowing the collection of rents, rent increases, or eviction of non-paying residents and tenants.

The impact of an ongoing pandemic and measures to prevent its spread could (and the outbreak of COVID-19 did) negatively impact our businesses in a number of ways, including shifts in consumer housing demand, our residents’ ability or willingness to pay rents and the demand for multifamily communities within the markets we operate. Unanticipated costs and operating expenses and decreased anticipated and actual revenue related to compliance with regulations could negatively impact our future compliance with financial covenants of debt agreements and our ability to satisfy certain REIT-related requirements.

Risks Related to Financing

Rising interest rates would increase our interest costs and negatively impact our cash flow.

We have and may continue to incur indebtedness that bears interest at variable rates. As a result, an increase in interest rates will increase our interest expense, which could adversely affect our cash flow and our ability to service debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks including other parties to the agreements not performing or that the agreements may be unenforceable.

We face risks associated with the use of debt, including refinancing risk.

We rely on borrowings under our credit facility, term loan, mortgage notes, and debt securities to finance acquisitions and development activities and for general corporate purposes. In the past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the diminished market sentiment and prices with respect to certain asset classes. This volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. These conditions, which increase the cost and reduce availability of debt, may continue to worsen in the future. Circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we are unable to borrow under our credit facility, obtain new debt financing or to refinance existing debt, our financial condition and results of operations would likely be adversely affected. Similarly, global equity markets have experienced significant price volatility and liquidity disruptions in recent years, and similar circumstances could significantly and negatively impact liquidity in the financial market in the future. Any disruption could negatively impact our ability to access additional financing at reasonable terms or at all.

We anticipate that only a small portion of the principal of our currently outstanding debt, if any, will be repaid prior to maturity. Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, we may rely on debt to fund a portion of our new investments such as our acquisition and development activity. There is a risk that we may be unable to finance these activities on favorable terms or at all. The materialization of any of the foregoing risks would adversely affect our financial condition and results of operations.

Our degree of leverage could limit our ability to obtain additional financing, affect the market price of our common shares or debt securities or otherwise adversely affect our financial condition.

On February 13, 2024, our total consolidated debt was approximately $0.7 billion. Using the closing share price of $14.13 per share of our common shares on February 13, 2024, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 36% as of February 13, 2024.

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

We have entered into, and may in the future enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on variable rate debt. Our hedging transactions have included, and may in the future include, entering into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders. While such agreements are intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the REIT provisions of the Code may limit use of certain hedging techniques that might otherwise be advantageous or push us to implement those hedges through a taxable REIT subsidiary, which would increase the cost of our hedging activities. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

Loans under our credit facility and term loan agreement may bear interest based on SOFR, but experience with SOFR based loans is limited.

Our credit facility and term loan agreement requires the applicable interest rate or payment amount by reference to SOFR (“Secured Overnight Financing Rate”). The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced under USD-LIBOR. In addition, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates that could hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR. In particular, if the agent under our credit facility or under our term loan agreement determines that SOFR based rates cannot be determined or the applicable agent or lenders determine that SOFR based rates do not adequately reflect the cost of funding, outstanding SOFR based loans may be converted into base rate loans, which could result in increased borrowing costs.

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

Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments (including our indenture, term loan agreement and our notes purchase agreement) could result in a default under one or more of our debt instruments. If we fail to comply with the covenants in our unsecured credit facility or other debt instruments, other sources of capital may not be available to us or be available only on unattractive terms. In addition, if we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, take possession of the property securing the defaulted loan.

Any default or cross-default events could cause our lenders to accelerate the timing of payments and/or prohibit future borrowings, either of which would have a material adverse effect on our business, operations, financial condition and liquidity.

Risks Related to Our Organizational Structure

Our declaration of trust and Maryland law contain provisions that may delay, defer or prevent a change in control of Elme Communities, even if such a change in control may be in the best interest of our shareholders, and as a result may depress the market price of our common shares.

Provisions of the Maryland General Corporation Law (“MGCL”) may limit a change in control which could prevent holders of our common shares from profiting as a result of such change in control. These provisions include:

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

Our bylaws currently provide that the foregoing provision regarding “control share acquisitions” will not apply to any acquisition by any person of shares of beneficial interest of Elme Communities. There can be no assurance that this provision will not be amended or eliminated at any time in the future by our Board and may be amended or eliminated with retroactive effect.

Additionally, Title 8, Subtitle 3 of the MGCL permits our Board, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

The share ownership limits imposed by the Code for REITs and imposed by our declaration of trust may restrict our business combination opportunities that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

The ownership of our shares must be restricted in several ways in order for us to maintain our qualification as a REIT under the Code. Our declaration of trust provides that no person (other than an excepted holder, as defined in our declaration of trust) may actually or constructively own more than 9.8% of the aggregate of our outstanding common shares by value or by number of shares, whichever is more restrictive, or 9.8% of the aggregate of the equity shares by value.

Our Board has the authority under our declaration of trust to reduce these share ownership limits. Our Board may, in its sole discretion, grant exemptions to the share ownership limits, subject to such conditions and the receipt by our Board of certain representations and undertakings to ensure that our REIT qualification is not adversely affected. In addition to 9.8% (or any lower future percentage) share ownership limits, our declaration of trust also prohibits any person from (a) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our equity shares that would result in us being “closely held” under Section 856(h) of the Code (regardless of whether the interest is held during the last half of a taxable year) or that would otherwise cause us to fail to qualify as a REIT, or (b) transferring equity shares if such transfer would result in our equity shares being owned by fewer than 100 persons.

The share ownership limits contained in our declaration of trust are based on the ownership at any time by any “person,” which term includes entities and certain groups. The share ownership limitations in our declaration of trust are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements. However, the share ownership limits on our shares and our enforcement of them might delay, defer, prevent, or otherwise inhibit a transaction or a change in control of Elme Communities, including a transaction that might involve a premium price for our common shares or that might otherwise be in the best interest of our shareholders.

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

In addition, our declaration of trust authorizes and our bylaws require us to indemnify our trustees for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws also require us to indemnify our officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our trustees or officers impede the performance of Elme Communities, your ability to recover damages from such trustees or officers will be limited with respect to trustees and may be limited with respect to officers. In addition, we have agreed to obligations to advance the defense costs incurred by our trustees and our executive officers, and may, in the discretion of our Board, advance the defense costs incurred by our officers, our employees and other agents, in connection with legal proceedings.

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

Our Board considers, among other factors, trends in our levels of funds from operations, together with associated recurring capital improvements, tenant improvements, leasing commissions and incentives, and adjustments to straight-line rents to reflect cash rents received to achieve a targeted payout ratio. If some or all of these factors were to trend downward for a sustained period of time, our Board could determine to reduce our dividend rate. If we do not maintain or increase the dividend rate on our common shares in the future, it could have an adverse effect on the market price of our common shares.

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

Additionally, any future offerings of our shares may dilute the holdings of our existing shareholders, reduce the market price of our shares, or both. Holders of our shares are not entitled to preemptive rights or other protections against dilution.

Risks Related to Taxes and our Status as a REIT

The loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common shares.

We believe that we qualify as a REIT, and we intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. However, our declaration of trust provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. Furthermore, we cannot assure you that we are qualified as a REIT, or that we will remain qualified as a REIT in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code which include maintaining ownership of specified minimum levels of real estate-related assets, generating specified minimum levels of real estate-related income, maintaining certain diversity of ownership requirements with respect to our shares and distributing at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) on an annual basis. Moreover, the complexity of these provisions and of applicable treasury regulations is greater in the case of a REIT that, like us, holds some of its assets through entities treated as partnerships for U.S. federal income tax purposes.

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

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT C corporations to U.S. shareholders that are individuals, trusts or estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the maximum 20% reduced rate and are taxed at applicable ordinary income tax rates, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gain dividends.” For taxable years beginning before January 1, 2026, U.S. shareholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (excluding the net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT C corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% U.S. federal income tax rate applicable to non-REIT C corporations is 36.8% (excluding the 3.8% net investment income tax)). Although the reduced rates applicable to dividend income from non-REIT C corporations do not adversely affect the taxation of REITs or dividends payable by REITs, these reduced rates could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT C corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

The REIT distribution requirements could require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our shareholders.

In order to qualify as a REIT, we generally must distribute to our shareholders, on an annual basis, at least 90% of our “REIT taxable income,” determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at the regular corporate rate (currently 21%) to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to distribute our net income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

In addition, from time to time our taxable income may exceed our net income as determined by GAAP. This may occur, for instance, because realized capital losses are deducted in determining our GAAP net income but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to shareholders in that year. In that event, we may be required to (i) use cash reserves, (ii) incur debt at rates or times that we regard as unfavorable, (iii) sell assets in adverse market conditions, (iv) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (v) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive our shares or (subject to a limit measured as a percentage of the total distribution) cash in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in that year. These alternatives could increase our costs or reduce or dilute our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our business, financial condition and results of operations.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.

We may enter into forward sale agreements from time to time and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Securities Exchange Act of 1934. Although we believe that any amount received by us in exchange for our common shares would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income, property or net worth, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for the payment of our debt obligations and distributions to shareholders. Our taxable REIT subsidiary (and any taxable REIT subsidiary formed in the future) generally will be subject to U.S. federal, state and local corporate income tax on their taxable income. Moreover, while we will attempt to ensure that our dealings with our taxable REIT subsidiary (and any taxable REIT subsidiary formed in the future) do not adversely affect our REIT qualification, we cannot provide assurances that we will successfully achieve that result.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

We are committed and focused on cybersecurity and seek to ensure the safeguarding of data entrusted to us. Our cybersecurity strategy combines prevention with resiliency and continuous improvement to help enhance our organization’s cyber posture. We regularly reevaluate the threat landscape and evolve our strategies to address new threats. In addition to regularly refining our protection methodology, we focus on identification of, response to, and recovery from a cyber-attack. Our program employs the strengths of people, processes, and technology to protect resident, employee, and organization data.

Cybersecurity Risk Management Processes

In managing cybersecurity risks, we follow a structured framework informed by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. This framework provides a comprehensive set of guidelines and leading practices, enabling us to identify, protect, detect, respond, and recover from cyber threats and potential cybersecurity incidents. Regularly benchmarking our cybersecurity measures against the NIST framework helps ensure that our protocols remain robust and current in the face of evolving cyber threats.

Our Cybersecurity Risk Management (“CRM”) processes are ingrained in our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess and evaluate risks impacting Elme and its operations across several pillars corresponding to significant business processes, including those risks related to cybersecurity. The IT department reviews risks, threats, and trends related to cybersecurity on a daily basis and formally discusses the Company's cybersecurity strategy on a weekly basis. We evaluate the methods, procedures and initiatives that reduce identified inherent risks and the residual risk to the Company. The identified risks and the processes we use to manage these risks are presented to the executive team and the Board on at least an annual basis. We report results of our ERM process, along with an assessment of top risks and corresponding risk management strategy, to the Board. Cybersecurity is a distinct pillar of our ERM process. Some of our key risks concerning cybersecurity that are included in our CRM processes include the following:

•Data loss and/or damages to systems resulting from malicious or accidental actions of an internal employee,
•external parties committing social engineering (e.g., phishing) or business email compromise attacks,
•third-party software service providers suffering a cybersecurity incident that has a significant impact on our business, data or ability to operate, and
•a ransomware attack resulting in encrypted data and release of confidential company and/or resident information.

The Company’s Board of Trustees does not believe that there are currently any risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, financial condition, results of operations, or cash flows.

To manage these risks, we take various actions, including the following:

•Require an annual user awareness and education program in which new and existing employees complete assessments to benchmark their awareness of cybersecurity threats and leading practices,
•conduct regular email phishing tests with additional training provided to employees who fail the tests,
•perform in-house vulnerability management and third-party network penetration testing,
•secure insurance coverage for cybersecurity incidents,
•routinely benchmark our cybersecurity practices against industry leading frameworks,
•conduct incident response tabletop exercises to test our security countermeasures and incident response program,
•engage a third-party firm to audit our cybersecurity procedures,
•engage a third-party Managed Security Service Provider to perform network and endpoints monitoring,

These actions help us identify opportunities for improvement in our incident preparedness and response processes.

In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program enhancements. While the personnel assigned to an incident response team may depend on the particular facts and circumstances, the team is generally led by the Chief Information Officer (“CIO”) or another member of the IT team and will include other information technology and legal personnel. The incident response team regularly reports to senior management, in the event of a potentially notable incident. The CIO or another member of the incident response team also reports periodically to the Company’s Board regarding cybersecurity incidents impacting us.

We use third parties for various services such as property management, enterprise resource planning software and cloud computing. The use of third parties exposes us to risks that cybersecurity incidents at a third-party provider would impact Elme’s operations and data security. We identify these risks with our robust evaluation program for our third-party partners, in which we assess third-party cybersecurity controls through a questionnaire and include security terms in our contracts where applicable. We mitigate these risks by assessing cybersecurity practices of new providers, continually reviewing and monitoring the cybersecurity practices of our major service providers and conducting periodic reviews of the cybersecurity strategy and posture of our other significant providers. We also consider cybersecurity incidents at our third-party providers in our business continuity and disaster recovery planning.

We have not experienced any material cybersecurity incidents to date. Notwithstanding the extensive approach we take to address cybersecurity, we may not be successful in preventing or mitigating all cybersecurity incidents or threats. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Governance

Elme’s leadership is committed to maintaining a secure environment that upholds high standards of privacy and data protection. The executive team reviews industry specific cybersecurity statistics and updates monthly from the IT team. We have documented control procedures that govern access to sensitive data and changes made to critical business systems. Our Cybersecurity Incident Response Plan (“CIRP”) helps ensure timely notification of cybersecurity incidents to management and the Board.

Our CIO, has been responsible for the development, enhancement, and oversight of cybersecurity programs in her role as CIO for over a decade at two publicly traded real estate companies. She is a member of the Real Estate Cyber Consortium, the National Multi Housing Council Data Privacy, Security, and Information Management Committee, and the RE-ISAC Cybersecurity Working Group.

The Board is responsible for review and oversight of Elme’s cybersecurity risks and the programs and steps implemented by management to assess, manage and mitigate such risks. In the event of a cybersecurity incident, the Board is informed and updated by the incident response team as appropriate. Executive management provides regular updates during board meetings to help ensure that our trustees are informed about the evolving threat landscape and our risk management strategies. The Board receives a cyber update from the CIO on an annual basis. The Board receives communications via email from the CIO on topics of interest throughout the year.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2023, which consisted of 28 residential communities, one office building and land held for development. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Homes	Average Occupancy, year ended December 31, 2023	Ending Occupancy, as of December 31, 2023
Residential Communities
Elme Alexandria	Alexandria, VA	2019	1990	532	94.6%	95.7%
Cascade at Landmark	Alexandria, VA	2019	1988	277	96.2%	97.5%
Clayborne	Alexandria, VA	N/A	2008	74	96.3%	95.9%
Riverside Apartments	Alexandria, VA	2016	1971	1,222	96.1%	97.1%
Bennett Park	Arlington, VA	N/A	2007	224	95.7%	96.4%
Park Adams	Arlington, VA	1969	1959	200	96.4%	96.0%
The Maxwell	Arlington, VA	N/A	2014	163	97.0%	96.9%
The Paramount	Arlington, VA	2013	1984	135	96.8%	97.8%
The Wellington	Arlington, VA	2015	1960	710	95.9%	96.9%
Trove	Arlington, VA	N/A	2020	401	95.9%	95.5%
Roosevelt Towers	Falls Church, VA	1965	1964	191	96.0%	97.9%
Elme Dulles	Herndon, VA	2019	2000	328	96.0%	97.3%
Elme Herndon	Herndon, VA	2019	1991	283	96.0%	96.5%
Elme Leesburg	Leesburg, VA	2019	1986	134	95.7%	97.0%
Elme Manassas	Manassas, VA	2019	1986	408	94.2%	93.1%
The Ashby at McLean	McLean, VA	1996	1982	268	95.9%	95.5%
3801 Connecticut Avenue	Washington, DC	1963	1951	307	96.5%	96.4%
Kenmore Apartments	Washington, DC	2008	1948	371	95.8%	95.7%
Yale West	Washington, DC	2014	2011	216	95.6%	97.2%
Elme Bethesda	Bethesda, MD	1997	1986	193	96.8%	98.4%
Elme Watkins Mill	Gaithersburg, MD	2019	1975	210	95.6%	96.2%
Elme Germantown	Germantown, MD	2019	1990	218	96.0%	95.9%
Elme Conyers	Conyers, GA	2021	1999	240	93.8%	93.3%
Elme Eagles Landing	Stockbridge, GA	2021	2000	490	92.4%	89.0%
Elme Marietta	Marietta, GA	2022	1975	420	92.4%	90.7%
Elme Sandy Springs	Sandy Springs, GA	2022	1972	389	93.4%	91.3%
Elme Cumberland	Smyrna, GA	2022	1982	270	93.3%	91.1%
Elme Druid Hills	Atlanta, GA	2023	1987	500	93.4%	93.8%
Subtotal Residential Communities				9,374	95.2%	95.2%

Property	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2023 (1)	Ending Occupancy, as of December 31, 2023 (1)
Office Building
Watergate 600	Washington, DC	2017	1972/1997	300,000	87.8%	87.8%
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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol ELME. As of February 13, 2024, there were 2,651 shareholders of record.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of our common shares of beneficial interest for the three months ended December 31, 2023 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2023	—	$—	0	$50,000,000
November 1 - November 30, 2023	—	—	0	50,000,000
December 1 - December 31, 2023	24,049	14.49	0	50,000,000
Total	24,049	$14.49	0
______________________________
(1)    Represents restricted shares surrendered by employees to Elme Communities to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.
(2)    On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program is scheduled to expire on October 25, 2025, unless extended by the Board.

Performance Graph:

The following line graph sets forth, for the period from December 31, 2018, through December 31, 2023, a comparison of the percentage change in the cumulative total shareholder return on our common shares compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2018, in shares of our common shares and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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
•Results of Operations. Discussion of our financial results comparing 2023 to 2022.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of December 31, 2023, we owned approximately 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

During 2022, we completed acquisitions of three apartment communities in Georgia with a combined total of 1,079 apartment homes for a total contract purchase price of $283.2 million. During 2023, we completed the acquisition of Elme Druid Hills, a 500-unit apartment community in Atlanta, Georgia for a contract purchase price of $108.0 million.

In connection with our strategic transformation, which shifted our business away from the commercial sector to the residential sector, we redesigned our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign included insourcing the property-level management activities at our multifamily properties previously performed by third-party management companies. Community onboarding began in October 2022, and we have transitioned all of our residential communities to Elme management as of July 2023. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in transformation costs on our consolidated statements of operations. We recognized $6.3 million and $9.7 million of transformation costs, net of amounts capitalized, on the consolidated statements of operations during 2023 and 2022, respectively. We do not anticipate incurring any additional transformation costs in the future. We expect to realize significant operational benefits from this operating model redesign.

Operating Results

The discussion that follows is based on our Operating Results. The ability to compare one period to another is significantly affected by the acquisitions completed 2023 and 2022 (see note 3 to the consolidated financial statements).

Net loss, NOI and NAREIT FFO for the years ended December 31, 2023 and 2022 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2023	2022	Change	% Change
Net loss	$(52,977)	$(30,868)	$(22,109)	71.6%
NOI (1)	$148,081	$135,379	$12,702	9.4%
NAREIT FFO (2)	$77,833	$60,854	$16,979	27.9%
______________________________
(1) See page 33 of the MD&A for reconciliations of NOI to net (loss) income.
(2) See page 43 of the MD&A for reconciliations of NAREIT FFO to net (loss) income.

The increase in net loss is primarily due to a real estate impairment in our office property ($41.9 million), higher interest expense ($5.5 million) and higher property management expenses ($0.7 million) in 2023. These were partially offset by higher NOI ($12.7 million), lower loss on extinguishment of debt ($4.9 million), lower transformation costs ($3.3 million), lower depreciation and amortization expenses ($2.8 million), and lower general and administrative expenses ($2.4 million).

The higher NOI is primarily due to higher NOI from same-store properties ($9.2 million) and the acquisitions of Elme Marietta ($1.7 million) and Elme Cumberland ($1.0 million) in 2022 and Elme Druid Hills ($1.7 million) in 2023, partially offset by lower NOI at Watergate 600 ($0.3 million) and Elme Sandy Springs ($0.4 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio increased to 95.6% as of December 31, 2023 from 95.4% as of December 31, 2022.

The higher NAREIT FFO is primarily due to higher NOI ($12.7 million), lower loss on extinguishment of debt ($4.9 million), lower transformation costs ($3.3 million) and lower general and administrative expenses ($2.4 million). These were partially offset by higher interest expense ($5.5 million) and higher property management expenses ($0.7 million).

Investment Activity

Significant investment activity during 2023 included the acquisition of Elme Druid Hills, a 500-unit apartment community in Atlanta, Georgia for a contract purchase price of $108.0 million during the third quarter of 2023. The acquisition was funded through cash and borrowings under the Company's $700 million unsecured revolving credit facility (“Revolving Credit Facility”).

Financing Activity

Significant financing activity during 2023 included entering into a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities' credit rating). We used the proceeds from the 2023 Term Loan to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility. The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options.

During 2023, we executed an amendment to our Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. As of December 31, 2023, the interest rate on the Revolving Credit Facility is based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 5.38% and the facility fee is 0.20%. As of February 13, 2024, our Revolving Credit Facility has a borrowing capacity of $535.0 million.

Capital Requirements

We do not currently have any debt maturities scheduled for 2024. We expect to have additional capital requirements as set forth on page 37 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the two years ended December 31, 2023. The ability to compare one period to another is significantly affected by the acquisitions completed during those years (see note 3 to the consolidated financial statements).
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

2023 Compared to 2022

The following tables reconcile net income to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in 2023 compared to 2022. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net loss	$(52,977)	$(30,868)	$(22,109)	71.6%
Adjustments:
Property management expense	8,108	7,436	672	9.0%
General and administrative expense	25,887	28,258	(2,371)	(8.4)%
Transformation costs	6,339	9,686	(3,347)	(34.6)%
Real estate depreciation and amortization	88,950	91,722	(2,772)	(3.0)%
Real estate impairment	41,860	—	41,860	100.0%
Interest expense	30,429	24,940	5,489	22.0%
Loss on extinguishment of debt, net	54	4,917	(4,863)	(98.9)%
Other income	(569)	(712)	143	(20.1)%
Total net operating income (NOI)	$148,081	$135,379	$12,702	9.4%

Residential revenue:
Same-store portfolio	$185,958	$174,491	$11,467	6.6%
Acquisitions (1)	22,429	14,936	7,493	50.2%
Development	—	—	—	—%
Non-residential (2)	924	1,073	(149)	(13.9)%
Total	209,311	190,500	18,811	9.9%
Residential expenses:
Same-store portfolio	65,067	62,818	2,249	3.6%
Acquisitions	8,996	5,508	3,488	63.3%
Development	224	128	96	75.0%
Non-residential	248	281	(33)	(11.7)%
Total	74,535	68,735	5,800	8.4%
Residential NOI:
Same-store portfolio	120,891	111,673	9,218	8.3%
Acquisitions	13,433	9,428	4,005	42.5%
Development	(224)	(128)	(96)	75.0%
Non-residential	676	792	(116)	(14.6)%
Total	134,776	121,765	13,011	10.7%
Other NOI (3)	13,305	13,614	(309)	(2.3)%
Total NOI	$148,081	$135,379	$12,702	9.4%
______________________________
(1)Acquisitions:
2022: Elme Sandy Springs, Elme Cumberland, Elme Marietta
2023: Elme Druid Hills
(2)Non-residential: Includes revenues and expenses from retail operations at residential properties.
(3)Other (classified as continuing operations): Watergate 600

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

Real estate rental revenue from same-store residential properties increased $11.5 million, or 6.6%, to $186.0 million for 2023, compared to $174.5 million for 2022, primarily due to higher rental income ($10.4 million), higher recoveries ($1.1 million), lower rent abatements ($0.5 million) and higher fee and ancillary income ($0.8 million). The increase is partially offset by higher credit losses ($1.3 million).

Real estate rental revenue from acquisitions increased $7.5 million or 50.2% to $22.4 million for 2023, compared to $14.9 million for 2022, primarily due to the acquisitions of Elme Druid Hills ($2.6 million) during the third quarter of 2023, Elme Marietta ($2.6 million) and Elme Cumberland ($1.7 million) during the second quarter of 2022, and Elme Sandy Springs ($0.6 million) during the first quarter of 2022.

Average occupancy for residential properties for 2023 and 2022 was as follows:

December 31, 2023			December 31, 2022			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.6%	93.1%	95.2%	95.4%	94.2%	95.3%	0.2%	(1.1)%	(0.1)%
The increase in same-store average occupancy was primarily due to higher average occupancy at Elme Bethesda, The Paramount, Roosevelt Towers, Riverside Apartments and The Maxwell. The increase is partially offset by lower average occupancy at Elme Eagles Landing, Elme Manassas and Elme Conyers.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for 2023 and 2022 were 35.6% and 36.1%, respectively.

Real estate expenses from same-store residential properties increased $2.2 million, or 3.6%, to $65.1 million for 2023, compared to $62.8 million for 2022, primarily due to higher utilities ($0.9 million), contract services ($0.5 million), real estate taxes ($0.5 million), marketing ($0.4 million) and insurance ($0.4 million) expenses. The increase is partially offset by lower administrative ($0.3 million) and repairs and maintenance ($0.2 million) expenses.

Real estate expenses from acquisitions increased $3.5 million in 2023 due to the acquisitions of Elme Druid Hills ($0.9 million) during the third quarter of 2023, Elme Sandy Springs ($1.0 million) during the first quarter of 2022 and Elme Marietta ($0.9 million) and Elme Cumberland ($0.7 million) during the second quarter of 2022.

Other NOI

Other NOI decreased due to lower net operating income at Watergate 600 ($0.3 million).

Other Income and Expenses

Property management expenses: Increase of $0.7 million primarily due to higher management fee expenses at same-store properties ($0.4 million) and due to the acquisitions of Elme Druid Hills ($0.1 million) during the third quarter of 2023 and Elme Marietta ($0.1 million) and Elme Cumberland ($0.1 million) during the second quarter of 2022.

General and administrative expenses: Decrease of $2.4 million primarily due to higher management fee offset ($4.7 million), lower incentive compensation ($2.4 million) and an adjustment to deferred taxes ($0.5 million) in 2023. The decrease is partially offset by higher payroll ($2.0 million), computer software ($0.9 million), professional services fees ($0.7 million), employee benefits ($0.5 million), severance ($0.5 million), corporate office moving ($0.5 million), and other ($0.2 million) expenses.

Transformation costs: Decrease of $3.3 million primarily due to lower consulting ($1.9 million), lower accelerated depreciation ($0.9 million), lower salary, benefit, and incentive compensation ($0.6 million), lower software implementation ($0.5 million), and lower third-party management transition ($0.3 million) costs. The decrease is partially offset by higher signing bonuses for new employees ($0.9 million).

Depreciation and amortization: Decrease of $2.8 million primarily due to lower depreciation and amortization at same-store residential properties ($2.0 million), the acquisitions of Elme Sandy Springs ($1.7 million), Elme Marietta ($1.5 million) and Elme Cumberland ($0.3 million) and lower depreciation and amortization at Watergate 600 ($0.4 million). The decrease is partially offset by higher depreciation and amortization at Elme Druid Hills ($3.1 million).

Interest Expense: Interest expense by debt type for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
Debt Type	2023	2022	$ Change	% Change
Notes payable	$23,152	$20,458	$2,694	13.2%
Mortgage notes payable	—	1,014	(1,014)	100.0%
Line of credit	7,277	3,751	3,526	94.0%
Capitalized interest	—	(283)	283	100.0%
Total	$30,429	$24,940	$5,489	22.0%
•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Mortgage notes payable: Decrease due to the mortgages of $42.8 million and $33.7 million assumed in the acquisitions of Elme Marietta and Elme Cumberland, respectively, in the second quarter of 2022 and the extinguishment, in September 2022, of the liabilities associated with these mortgages though defeasance arrangements.
•Line of credit: Increase primarily due to a weighted average interest rate of 6.2% and weighted average borrowings of $70.6 million in 2023, as compared to a weighted average interest rate of 4.2% and weighted average borrowings of $21.6 million in 2022.
•Capitalized interest: Decrease primarily due to ceasing capitalization of interest on spending related to the multifamily development adjacent to Riverside Apartments due to a pause in development activities resulting from macroeconomic uncertainty.

Loss on extinguishment of debt: During 2022, we extinguished the liabilities associated with mortgage notes payable for Elme Marietta and Elme Cumberland through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

Other income: Decrease of $0.1 million is due to lower tax refunds received in 2023 for office properties sold in prior years.

Real estate impairment: The real estate impairment charge of $41.9 million during 2023 reduced the carrying value of Watergate 600 to its estimated fair value (see note 3 to consolidated financial statements).

2022 Compared to 2021

For a discussion comparing the Company’s financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to subsection “Results of Operations - 2022 Compared to 2021” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital and contractual obligations, as well as the payment of dividends, and funding possible growth opportunities.

In connection with our strategic transformation, we redesigned our operating model for purposes of more efficiently and effectively supporting residential operations. We recognized $6.3 million and $9.7 million and $6.6 million of transformation costs, net of amounts capitalized, on the consolidated statements of operations during 2023, 2022 and 2021, respectively. We expect to realize significant operational benefits from this operating model redesign. We also believe we have adequate liquidity beyond 2023, with no debt maturities until 2025 and only $282.0 million of scheduled debt maturities prior to 2028, based on current amounts outstanding under our Revolving Credit Facility.

We will continue to assess the payment of our dividends on a quarterly basis. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our Board which considers, among other factors, trends in our levels of funds from operations and ongoing capital requirements to achieve a targeted payout ratio.

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

As of February 13, 2024, we had cash and cash equivalents of approximately $5.8 million and availability under our Revolving Credit Facility of $535.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

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

During 2024, we expect that we will have significant capital requirements, including the following:

•Funding dividends and distributions to our shareholders (which we intend to continue to pay at or about current levels);
•Approximately $34.0 - $39.0 million to invest in our existing portfolio of operating assets inclusive of $23.0 - $28.0 million of major capital expenditures; and
•Funding for potential property acquisitions throughout 2024, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements in 2024. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants or achieve anticipated rental rates, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

As of December 31, 2023, our future debt principal payments are scheduled as follows (in thousands):

Year	Unsecured Notes Payable/Term Loans		Revolving Credit Facility		Total Debt	Average Interest Rate
2024	—		—		$—	—%
2025	125,000	(1)	157,000	(2)	282,000	5.6%
2026	—		—		—	—%
2027	—		—		—	—%
2028	50,000		—		50,000	7.4%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	525,000		157,000		682,000	4.9%
Premiums and discounts, net	(94)		—		(94)
Debt issuance costs, net	(2,561)		—		(2,561)
Total	$522,345		$157,000		$679,345	4.9%
______________________________
(1)During the first quarter of 2023, we entered into the $125.0 million 2023 Term Loan with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility. Elme Communities had previously entered into an interest rate swap to effectively fix the interest rate for the remaining $100.0 million portion of the 2018 Term Loan. Following the prepayment of the 2018 Term Loan, the interest rate swap effectively fixed a $100.0 million portion of the 2023 Term Loan at 2.16% through the interest rate swap's expiration date of July 21, 2023. In March 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the 2023 Term Loan’s interest rate at 4.73% beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.
(2)The credit facility's term ends in August 2025, with two six-month extension options.

The weighted average maturity for our debt was 4.5 years as of December 31, 2023. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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
As of December 31, 2023, we were in compliance with the covenants related to our Revolving Credit Facility, 2023 Term Loan and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which approximately 87.9 million shares were outstanding at December 31, 2023.

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

We did not issue common shares under the Equity Distribution Agreements in 2023. Our issuances and net proceeds on the Equity Distribution Agreements in 2022 and 2021 and the Original Equity Distribution Agreements in 2021, were as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Issuance of common shares	—	1,032	1,636
Weighted average price per share	$—	$26.27	$25.44
Net proceeds	$—	26,849	$40,462

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2023 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2023	2022	2021
Issuance of common shares	28	47	75
Weighted average price per share	$17.64	$22.40	$23.37
Net proceeds	$497	$1,030	$1,744

On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program is scheduled to expire on October 25, 2025, unless extended by the Board.

Preferred Equity

Our Board can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2023, no preferred shares were issued and outstanding.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We previously engaged in predevelopment activities for the ground-up development of a residential property on land adjacent to Riverside Apartments, but as of the second quarter of 2022, we paused development activities. As of December 31, 2023, we had no outstanding contractual commitments related to our development and redevelopment projects and do not expect to spend on our development and redevelopment projects during 2024.

We anticipate funding approximately $23.0 - $28.0 million on several major renovation projects at our residential communities during 2024.

These projects include unit renovations, property technology initiatives, common area and mechanical upgrades, facade and retaining wall restorations and fire system upgrades. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2023. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2023, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$806,442	$25,308	$336,918	$80,470	$363,746
______________________________
(1)See notes 6 and 7 of the consolidated financial statements. Amounts include principal, interest and facility fees.

In addition to our long-term debt, we have committed building capital expenditures of $2.0 million in 2024 based on contracts in place as of December 31, 2023, along with other various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance agreements and our electricity and gas purchase agreements. Contract terms on leases that can be canceled are generally one year or less.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2023 are summarized as follows (in thousands):

	Year ended December 31,			Variance
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Cash provided by operating activities	$84,669	$73,211	$89,156	$11,458	$(15,945)
Cash (used in) provided by investing activities	(146,221)	(241,163)	702,170	94,942	(943,333)
Cash provided by (used in) financing activities	60,238	(56,416)	(565,396)	116,654	508,980

Net cash provided by operating activities increased in 2023 as compared to 2022 primarily due to higher rental revenue from the acquisitions of Elme Druid Hills in 2023 and Elme Sandy Springs, Elme Marietta and Elme Cumberland during 2022. Net cash provided by operating activities decreased in 2022 as compared to 2021 primarily due to the sales of twelve office properties (the "Office Portfolio") and eight retail properties (the "Retail Portfolio") during 2021 (see note 3 to the consolidated financial statements) and costs associated with our strategic transformation.

Net cash (used in) provided by investing activities decreased in 2023 as compared to 2022 primarily due to the acquisitions of Elme Sandy Springs, Elme Marietta and Elme Cumberland during 2022, partially offset by the acquisition of Elme Druid Hills during 2023. Net cash (used in) provided by investing activities decreased in 2022 as compared to 2021 primarily due to the sales of the Office Portfolio and the Retail Portfolio during 2021. These were partially offset by the acquisitions of Elme Conyers and Elme Eagles Landing during 2021 and acquisitions of Elme Marietta, Elme Cumberland and Elme Sandy Springs during 2022.

Net cash provided by (used in) financing activities increased in 2023 compared to 2022 primarily due to executing the $125.0 million 2023 Term Loan and net borrowings on the Revolving Credit Facility during 2023 and the repayment of mortgage notes during 2022. These were partially offset by the repayment of the $100.0 million 2018 Term Loan during 2023 and proceeds from equity issuances during 2022. Net cash (used in) provided by financing activities decreased in 2022 as compared to 2021 primarily due to a higher volume of debt repayments during 2021 and higher net proceeds from equity issuances and lower dividends paid in 2022.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2023 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Accretive capital improvements and development costs:
Acquisition related improvements	$6,379	$5,236	$7,218
Expansions and major renovations	22,340	21,476	17,096
Development/redevelopment	—	698	8,406
Tenant improvements (including first generation leases)	17	1,337	2,427
Total accretive capital improvements (1)	28,736	28,747	35,147
Other capital improvements:	9,482	8,464	5,669
Total	$38,218	$37,211	$40,816
______________________________
(1)     We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized employee compensation in the amount of $2.3 million, $1.1 million and $1.6 million for the three years ended December 31, 2023, respectively, and while none for the year ended December 31, 2023, capitalized interest in the amount of $0.3 million and $0.8 million for the two years ended December 31, 2022, respectively.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2023 to the Elme Cumberland, Elme Marietta, Elme Sandy Springs, Elme Eagles Landing and Elme Conyers.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2023 included facade and unit renovations and fire alarm system and flooring replacement at Riverside Apartments; unit and hallway renovations at Elme Alexandria; retail space conversion into additional units at The Ashby; unit renovations and SmartRent installations at Elme Dulles; roof replacement and unit renovations at Park Adams and unit and facade renovations at Elme Manassas.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and generate more income than would be otherwise achievable. Development/redevelopment costs in 2022 and 2021 included predevelopment costs for a future residential development adjacent to Riverside Apartments, which is currently on hold.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. This category includes improvements made as needed upon vacancy of an apartment. Such improvements totaled $8.3 million in 2023, averaging approximately $2,200 per unit for the 42% of units which turned over relative to our total portfolio of apartment homes. Aside from improvements related to apartment turnover, these improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $4.0 million during 2023 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2023 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
(b)the economic health of the areas in which our properties are located, particularly with respect to the greater Washington, DC metro and Sunbelt regions;
(c)risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of apartment homes in the Sunbelt markets and our ability to realize any anticipated operational benefits from our internalization of community management functions;
(d)the risk of failure to enter into and/or complete acquisitions and dispositions;
(e)changes in the composition of our portfolio;
(f)reductions in or actual or threatened changes to the timing of federal government spending;
(g)the economic health of our residents;
(h)the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdowns or recessions and geopolitical conflicts);
(i)risks related to our ability to control our expenses if revenues decrease;
(j)compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities;
(k)risks related to not having adequate insurance to cover potential losses;
(l)changes in the market value of securities;
(m)terrorist attacks or actions and/or cyber-attacks;
(n)whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced;
(o)the availability and terms of financing and capital and the general volatility of securities markets;
(p)the risks related to our organizational structure and limitations of share ownership;
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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net income for the three years ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(52,977)	$(30,868)	$16,384
Adjustments:
Depreciation and amortization	88,950	91,722	72,656
Real estate impairment	41,860	—	—
Discontinued operations:
Depreciation and amortization	—	—	22,904
Gain on sale of depreciable real estate, net	—	—	(46,441)
NAREIT FFO	$77,833	$60,854	$65,503

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2023 (dollars in thousands).

	2024	2025		2026	2027	2028	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	—	$125,000	(1)	$—	$—	$50,000	$350,000	$525,000	$466,668
Interest payments	$23,908	$17,995		$17,995	$17,995	$16,155	$28,061	$122,109
Interest rate on debt maturities	—%	5.6%		—%	—%	7.4%	4.1%	4.9%
Unsecured variable rate debt
Principal	—	$157,000		$—	—	—	$—	$157,000	$157,000
Variable interest rate on debt maturities		6.3%						6.3%
______________________________
(1)    Represents a $125.0 million term loan with a floating interest rate. A $100.0 million portion of the term loan was previously effectively fixed by an interest rate swap that expired on July 21, 2023. The full amount of the term loan is effectively fixed by two interest rate swaps that became effective on July 21, 2023 and expire on the loan’s maturity date of January 10, 2025.

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

The following table sets forth information pertaining to interest rate swap contract in place as of December 31, 2023 and 2022 and its respective fair value (dollars in thousands):

Notional Amount		Floating Index Rate		Termination/	Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2023	December 31, 2022
$100,000	1.205%	USD-SOFR	3/31/2017	7/21/2023	$—	$1,998
75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	740	—
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	494	—
					$1,234	$1,998

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 83 to 118 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

During the three months ended December 31, 2023, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

•regulated investment companies (“RICs”),

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

Taxation of REITs in General

For each taxable year in which we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax on our “REIT taxable income” (generally, taxable income subject to specified adjustments, including a deduction for dividends paid and excluding our net capital gain) that is distributed annually to our shareholders. This treatment substantially eliminates the “double taxation” at the corporate and shareholder levels that generally results from an investment in a non-REIT C corporation. A non-REIT C corporation is a corporation that generally is required to pay tax at the corporate level. Double taxation means taxation once at the corporate level when income is earned and once again at the shareholder level when the income is distributed. In general, the income that we generate is taxed only at the shareholder level upon a distribution of dividends to our shareholders.

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

We currently own one subsidiary that has elected to be treated as taxable REIT subsidiaries for U.S. federal income tax purposes. Our taxable REIT subsidiary is taxable as a regular corporation and has elected, together with us, to be treated as our taxable REIT subsidiary. We may elect, together with other corporations in which we may own directly or indirectly stock, for those corporations to be treated as our taxable REIT subsidiaries.

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

Income from Forward Sale Agreements. We may enter into forward sale agreements from time to time and, subject to certain conditions, we have the right to elect physical, cash or net share settlement under these agreements at any time and from time to time, in part or in full. In the event that we elect to settle a forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the applicable forward purchaser(s). Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Securities Exchange Act of 1934. Although we believe that any amount received by us in exchange for our common shares would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. If we were to fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we were entitled to relief under certain provisions of the Code, as described below. If these relief provisions were inapplicable, we would not qualify to be taxed as a REIT.

Income from Prohibited Transactions. Any gain that we realize on the sale of any property held as inventory or otherwise held primarily for sale to customers in the ordinary course of business, either directly or through pass-through subsidiaries, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. However, we will not be treated as a dealer in real property for purposes of the 100% tax with respect to a real estate asset that we sell if (i) we have held the property for at least two years for the production of rental income prior to the sale, (ii) capitalized expenditures on the property in the two years preceding the sale are less than 30% of the net selling price of the property, and (iii) we either (a) have seven or fewer sales of property (excluding certain property obtained through foreclosure) for the year of sale; or (b) the aggregate adjusted basis of property sold during the year is 10% or less of the aggregate adjusted basis of all of our assets as of the beginning of the taxable year; or (c) the fair market value of property sold during the year is 10% or less of the aggregate fair market value of all of our assets as of the beginning of the taxable year; or (d) the aggregate adjusted basis of property sold during the year is 20% or less of the aggregate adjusted basis of all of our assets as of the beginning of the taxable year and the aggregate adjusted basis of property sold during the 3-year period ending with the year of sale is 10% or less of the aggregate tax basis of all of our assets as of the beginning of each of the 3 taxable years ending with the year of sale; or (e) the fair market value of property sold during the year is 20% or less of the aggregate fair market value of all of our assets as of the beginning of the taxable year and the fair market value of property sold during the 3-year period ending with the year of sale is 10% or less of the aggregate fair market value of all of our assets as of the beginning of each of the 3 taxable years ending with the year of sale. If we rely on clauses (b), (c), (d), or (e) in the preceding sentence, substantially all of the marketing and development expenditures with respect to the property sold must be made through an independent contractor from whom we derive no income or, a taxable REIT subsidiary. The sale of more than one property to one buyer as part of one transaction constitutes one sale for purposes of this “safe harbor.” We intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning our properties and to make occasional sales of the properties as are consistent with our investment objectives. However, the IRS may successfully contend that some or all of the sales made by us or subsidiary partnerships or limited liability companies are prohibited transactions. In that case, we would be required to pay the 100% penalty tax on our allocable share of the gains resulting from any such sales.

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

Redetermined Amounts. Any redetermined rents, redetermined deductions, excess interest, or redetermined taxable REIT subsidiary service income we generate will be subject to a 100% penalty tax. In general, redetermined rents are rents from real property that are overstated as a result of services furnished by one of our taxable REIT subsidiaries to any of our tenants, redetermined deductions and excess interest represent amounts that are deducted by a taxable REIT subsidiary for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations, and redetermined taxable REIT subsidiary service income is gross income (less deductions allocable thereto) of a taxable REIT subsidiary attributable to services provided to, or on behalf of, us that is less than the amounts that would have been paid by us to the taxable REIT subsidiary if based on arm’s-length negotiations. Rents we receive will not constitute redetermined rents if they qualify for the safe harbor provisions contained in the Code. Safe harbor provisions are provided where:

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

Furthermore, under Section 451 of the Code, subject to certain exceptions, we must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income. In addition, Section 162(m) of the Code places a per-employee limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. If these timing differences occur, we may need to arrange for short-term, or possibly long-term, borrowings or need to pay dividends in the form of taxable stock dividends in order to meet the distribution requirements.

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

If we fail to qualify for taxation as a REIT in any taxable year and the relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. If we fail to qualify for taxation as a REIT, we will not be required to make any distributions to shareholders, and any distributions that are made to shareholders will not be deductible by us. As a result, our failure to qualify for taxation as a REIT would significantly reduce the cash available for distributions by us to our shareholders. In addition, if we fail to qualify for taxation as a REIT, all distributions to shareholders, to the extent of our current and accumulated earnings and profits, will be taxable as regular corporate dividends. For taxable years before January 1, 2026, generally, U.S. shareholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Alternatively, such dividends paid to U.S. shareholders that are individuals, trusts and estates may be taxable at the preferential income tax rates (i.e., the 20% maximum U.S. federal rate (excluding the 3.8% tax on “net investment income”)) for qualified dividends. In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends-received deduction.

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

With respect to a redemption of our preferred shares that is treated as a distribution with respect to our shares, which is not otherwise taxable as a dividend, the IRS had proposed Treasury Regulations that would require any basis reduction associated with such a redemption to be applied on a share-by-share basis which could result in taxable gain with respect to some shares, even though the holder’s aggregate basis for the shares would be sufficient to absorb the entire amount of the redemption distribution (in excess of any amount of such distribution treated as a dividend). Additionally, these proposed Treasury Regulations did not permit the transfer of basis in the redeemed shares of the preferred shares to the remaining shares held (directly or indirectly) by the redeemed holder. Instead, the unrecovered basis in our preferred shares would be treated as a deferred loss to be recognized when certain conditions are satisfied. These proposed Treasury Regulations have been withdrawn and, although the IRS has reaffirmed its support for a share-by-share basis recovery approach, there is no indication as to whether regulations or other guidance on this issue will be promulgated in the future.

Net Investment Income Tax. In certain circumstances, certain U.S. shareholders that are individuals, estates or trusts are subject to a 3.8% tax on “net investment income,” which includes, among other things, dividends on and gains from the sale or other disposition of REIT shares. U.S. shareholders should consult their own tax advisors regarding this legislation.

Expansion of Medicare Tax. The temporary 20% deduction allowed by Section 199A of the Code with respect to ordinary REIT dividends received by non-corporate taxpayers is allowed only for purposes of Chapter 1 of the Code and thus is apparently not allowed as a deduction allocable to such dividends for purposes of determining the amount of net investment income, described above, subject to the 3.8% Medicare tax, which is imposed under Chapter 2A of the Code. Prospective investors should consult their own tax advisors regarding this legislation.

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

Taxation of Non-U.S. Shareholders

The following discussion addresses the rules governing U.S. federal income taxation of non-U.S. shareholders. For purposes of this summary, “non-U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder (as defined above under “—Taxation of U.S. Shareholders—Taxation of Taxable U.S. Shareholders”). These rules are complex, and no attempt is made herein to provide more than a brief summary of such rules. Accordingly, the discussion does not address all aspects of U.S. federal income taxation and does not address state local or foreign tax consequences that may be relevant to a non-U.S. shareholder in light of its particular circumstances. Prospective non-U.S. shareholders are urged to consult their tax advisors to determine the impact of U.S. federal, state, local and foreign income tax laws on their ownership of our common shares or preferred shares, including any reporting requirements.

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

Taxation of Holders of Debt Securities

The following discussion summarizes certain U.S. federal income tax considerations relating to the purchase, ownership and disposition of certain debt securities that we may offer. This summary assumes the debt securities will be issued with no more than a de minimis amount of original issue discount for U.S. federal income tax purposes. This summary only applies to investors that will hold their debt securities as “capital assets” (within the meaning of Section 1221 of the Code) and purchase their debt securities in the initial offering at their offering price. If such debt securities are purchased at a price other than the offering price, the amortizable bond premium or market discount rules may apply which are not described herein. Prospective holders should consult their own tax advisors regarding these possibilities. This section also does not apply to any debt securities treated as “equity,” rather than debt, for U.S. federal income tax purposes.

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

Tax-Exempt Holders of Debt Securities

In general, a tax-exempt organization is exempt from U.S. federal income tax on its income, except to the extent of its UBTI (as defined above under “—Taxation of U.S. Shareholders-Taxation of U.S. Tax-Exempt Shareholders”). Interest income accrued on the debt securities and gain recognized in connection with dispositions of the debt securities generally will not constitute UBTI unless the tax-exempt organization holds the debt securities as debt-financed property (e.g., the tax-exempt organization has incurred “acquisition indebtedness” with respect to such debt securities). Before making an investment in the debt securities, a tax-exempt investor should consult its tax advisors with regard to UBTI and the suitability of the investment in the debt securities.

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

Payments of Interest. Subject to the discussions below concerning backup withholding and FATCA (as defined below), all payments of interest on the debt securities made to a Non-U.S. Holder will not be subject to U.S. federal income or withholding taxes under the “portfolio interest” exception of the Code, provided that the Non-U.S. Holder:

•does not own, actually or constructively, 10% or more of the total combined voting power of all classes of our stock that are entitled to vote,

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

Income Effectively Connected with a U.S. Trade or Business. If a Non-U.S. Holder is engaged in a trade or business in the United States, and if interest on the debt securities or gain realized on the sale, exchange or other taxable disposition (including a retirement or redemption) of the debt securities is effectively connected with the conduct of such trade or business, the Non-U.S. Holder generally will be subject to regular U.S. federal income tax on such income or gain in the same manner as if the Non-U.S. Holder were a U.S. Holder. If the Non-U.S. Holder is eligible for the benefits of an income tax treaty between the United States and the Non-U.S. Holder’s country of residence, any “effectively connected” income or gain generally will be subject to U.S. federal income tax only if it is also attributable to a permanent establishment or fixed base maintained by the Non-U.S. Holder in the United States. In addition, if such a Non-U.S. Holder is a foreign corporation, such holder may also be subject to a branch profits tax equal to 30% (or such lower rate provided by an applicable income tax treaty) of its effectively connected earnings and profits, subject to certain adjustments. Payments of interest that are effectively connected with a U.S. trade or business will not be subject to the 30% U.S. federal withholding tax provided that the Non-U.S. Holder claims exemption from withholding. To claim exemption from withholding, the Non-U.S. Holder must certify its qualification, which generally can be done by providing the applicable withholding agent with a properly executed IRS Form W-8ECI (or other applicable form).

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

A portion of our income is earned through our taxable REIT subsidiary. A taxable REIT subsidiary is generally subject to U.S. federal, state and local income tax at the full applicable corporate rates. In addition, a taxable REIT subsidiary will be limited in its ability to deduct interest payments in excess of a certain amount made directly or indirectly to us. To the extent that we and/or our taxable REIT subsidiary is required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to shareholders.

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III has been omitted pursuant to General Instruction G(3) to Form 10-K. We will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2024 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics that applies to all of our trustees, officers and employees, which can be reviewed and printed from our website www.elmecommunities.com. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	79
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	80
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	82
	Consolidated Balance Sheets as of December 31, 2023 and 2022	83
	Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	84
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	85
	Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022 and 2021	86
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	87
	Notes to Consolidated Financial Statements	89

2	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	115
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	116
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Description of Registrant's Securities	10-K	001-06622	4.4	2/17/2023
10.1*	Supplemental Executive Retirement Plan II dated January 1, 2008	10-K	001-06622	10.1	2/17/2023
10.2*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.3*	Deferred Compensation Plan for Officers, effective January 1, 2007, as amended and restated on January 1, 2011	10-K	001-06622	10.3	2/17/2023
10.4*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.5*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.6*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.7*	Amended and Restated Trustee Deferred Compensation Plan, effective October 21, 2015	10-Q	001-06622	10.61	11/4/2015
10.9*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.10*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.11*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.12*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.13*	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.45	2/19/2020
10.14*	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.46	2/19/2020
10.15*	Note Purchase Agreement, dated as of September 30, 2020, by and among Washington Real Estate Investment Trust and other parties named therein as Purchasers	10-Q	001-06622	10.1	10/30/2020
10.16*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.17*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.18*	Amendment No. 1 To Change in Control Agreement with Paul T. McDermott	10-K	001-06622	10.18	2/17/2023
10.19*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.20*	Offer Letter to Stephen E. Riffee	10-K	001-06622	10.55	3/2/2015
10.21*	Change in control agreement dated February 27, 2015 with Stephen E. Riffee	10-K	001-06622	10.56	3/2/2015
10.22*	Change in control agreement dated February 2, 2022 with Susan L. Gerock	10-Q	001-06622	10.1	4/28/2022
10.23*	Amendment No. 1 To Change in Control Agreement with Susan L. Gerock	10-K	001-06622	10.18	2/17/2023
10.24*	Agreement and General Release between Stephen E. Riffee and Elme Communities	10-K	001-06622	10.27	2/17/2023
10.25*	Form of Change in Control Agreement	10-K	001-06622	10.28	2/17/2023
10.26*	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Long-Term Incentive Plan	10-K	001-06622	10.29	2/17/2023
10.27*	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Short-Term Incentive Plan	10-K	001-06622	10.3	2/17/2023
10.28	Second Amended and Restated Credit Agreement, dated August 26, 2021, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.2	10/29/2021
10.29	First Amendment to Second Amended and Restated Credit Agreement, dated January 10, 2023, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-K	001-06622	10.33	2/17/2023
10.30*	Offer Letter to Tiffany Butcher	10-Q	001-06622	10.1	8/1/2023
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
97	Elme Communities Compensation Recovery Policy					X
101	INS-XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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
Date: February 16, 2024
                                By:    /s/ Paul T. McDermott
                                    Paul T. McDermott
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 16, 2024
Paul T. McDermott

/s/ Benjamin S. Butcher*	Lead Independent Trustee	February 16, 2024
Benjamin S. Butcher

/s/ Jennifer S. Banner*	Trustee	February 16, 2024
Jennifer S. Banner

/s/ Susan B. Carras*	Trustee	February 16, 2024
Susan B. Carras

/s/ Ellen M. Goitia*	Trustee	February 16, 2024
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 16, 2024
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 16, 2024
Anthony L. Winns

/s/ Steven M. Freishtat	Executive Vice President and	February 16, 2024
Steven M. Freishtat	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Senior Vice President, Chief Administrative Officer and Treasurer	February 16, 2024
W. Drew Hammond	(Principal Accounting Officer)

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
In connection with the preparation of Elme Communities’ annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Elme Communities’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Elme Communities’ internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2023, Elme Communities’ internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elme Communities and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Accounting for Acquisition of Real Estate
Description of the Matter
During the year ended December 31, 2023, the Company acquired one real estate property for an aggregate purchase price of $108.0 million as disclosed in Note 3 to the consolidated financial statements. This transaction was accounted for as asset acquisition.

Auditing the Company's accounting for this acquisition involves a higher degree of auditor judgment due to management’s use of estimates in determining the relative fair values of the tangible and identified intangible assets acquired. The significant assumptions used to estimate the values of the tangible and intangible assets included the replacement cost of the acquired real estate assets, estimated future cash flows and other valuation assumptions, which are based on internal analyses and other market data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the relative fair value of acquired assets and allocating purchase price to the various components, including controls over management’s determination and review of the significant assumptions used in the analyses described above.

To test the relative fair values of acquired tangible and intangible assets used in the purchase price allocation, we involved our valuation specialists and performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions used and the Company’s estimated relative fair values of acquired assets to observable market data, including other properties within the same submarkets.

Impairment of Watergate 600
Description of the Matter	During the year ended December 31, 2023, the Company recognized an impairment charge of $41.9 million on its single office property, Watergate 600, as described in Note 3 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, the Company assesses real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value, should the carrying value exceed the fair value.

Auditing the Company’s accounting for impairment of Watergate 600 was complex and involved a high degree of subjectivity in evaluating management’s assessment of recoverability and the resulting measurement of impairment when the asset is not deemed recoverable. Management’s use of assumptions and estimates is inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition and the estimated fair value of the property. In particular, management’s assumptions and estimates included estimated future revenue and expenses and capitalization rates, which were sensitive to expectations about market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process and assumptions for assessing recoverability and evaluating the assumptions used to determine fair value when the asset’s carrying value is deemed not recoverable.

To test the Company's accounting for impairment of Watergate 600, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above in the recoverability assessment and valuation analysis. We involved our valuation specialists to assist in performing these procedures. For example, we evaluated the significant assumptions used to estimate future cash flows for reasonableness by comparing them to the Company’s historical accounting records or to available market data. We held discussions with management about judgments used to understand the probability of future leasing events that could affect cash flow assumptions for the property.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on Internal Control Over Financial Reporting

We have audited Elme Communities and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elme Communities and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 16, 2024

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2023	2022
Assets
Land	$384,097	$373,171
Income producing property	1,960,020	1,897,835
	2,344,117	2,271,006
Accumulated depreciation and amortization	(528,024)	(481,588)
Net income producing property	1,816,093	1,789,418
Properties under development or held for future development	30,980	31,260
Total real estate held for investment, net	1,847,073	1,820,678
Cash and cash equivalents	5,984	8,389
Restricted cash	2,554	1,463
Rents and other receivables	17,642	16,346
Prepaid expenses and other assets	26,775	25,730
Total assets	$1,900,028	$1,872,606
Liabilities
Notes payable, net	$522,345	$497,359
Line of credit	157,000	55,000
Accounts payable and other liabilities	38,997	34,386
Dividend payable	15,863	14,934
Advance rents	5,248	1,578
Tenant security deposits	6,225	5,563
Total liabilities	745,678	608,820
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized: 87,867 and 87,534 shares issued and outstanding, as of December 31, 2023 and 2022, respectively	879	875
Additional paid in capital	1,735,530	1,729,854
Distributions in excess of net income	(569,391)	(453,008)
Accumulated other comprehensive loss	(12,958)	(14,233)
Total shareholders’ equity	1,154,060	1,263,488
Noncontrolling interests in subsidiaries	290	298
Total equity	1,154,350	1,263,786
Total liabilities and equity	$1,900,028	$1,872,606

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2023	2022	2021
Revenue
Real estate rental revenue	$227,911	$209,380	$169,151
Expenses
Property operating and maintenance	50,985	47,384	38,573
Real estate taxes and insurance	28,845	26,617	22,209
Property management	8,108	7,436	6,133
General and administrative	25,887	28,258	27,538
Transformation costs	6,339	9,686	6,635
Depreciation and amortization	88,950	91,722	72,656
Real estate impairment	41,860	—	—
	250,974	211,103	173,744
Real estate operating loss	(23,063)	(1,723)	(4,593)
Other income (expense)
Interest expense	(30,429)	(24,940)	(34,063)
Loss on interest rate derivatives	—	—	(5,866)
Loss on extinguishment of debt, net	(54)	(4,917)	(12,727)
Other income	569	712	4,109
	(29,914)	(29,145)	(48,547)
Loss from continuing operations	(52,977)	(30,868)	(53,140)
Discontinued operations:
Income from operations of properties sold or held for sale	—	—	23,083
Gain on sale of real estate, net	—	—	46,441
Income from discontinued operations	—	—	69,524
Net (loss) income	$(52,977)	$(30,868)	$16,384
Basic net (loss) income per share
Continuing operations	$(0.61)	$(0.36)	$(0.63)
Discontinued operations	—	—	0.82
Basic net (loss) income per share (1)	$(0.61)	$(0.36)	$0.19
Diluted net (loss) income per share
Continuing operations	$(0.61)	$(0.36)	$(0.63)
Discontinued operations	—	—	0.82
Diluted net (loss) income per share (1)	$(0.61)	$(0.36)	$0.19
Weighted average shares outstanding – basic	87,735	87,388	84,544
Weighted average shares outstanding – diluted	87,735	87,388	84,544
______________________________
(1)     Earnings per share may not sum due to rounding
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(52,977)	$(30,868)	$16,384
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(764)	2,819	3,673
Reclassification of unrealized loss on interest rate derivatives to earnings	2,039	2,039	7,799
Comprehensive (loss) income	$(51,702)	$(26,010)	$27,856

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2020	84,409	844	1,649,366	(298,860)	(30,563)	1,320,787	322	1,321,109
Net income	—	—	—	16,384	—	16,384	—	16,384
Unrealized gain on interest rate hedges	—	—	—	—	3,673	3,673	—	3,673
Loss on interest rate derivatives	—	—	—	—	5,760	5,760	—	5,760
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Dividends ($0.94 per common share)	—	—	—	(80,018)	—	(80,018)	—	(80,018)
Equity offerings, net of issuance costs	1,636	17	40,445	—	—	40,462	—	40,462
Shares issued under Dividend Reinvestment Program	75	—	1,744	—	—	1,744	—	1,744
Share grants, net of forfeitures and tax withholdings	141	2	5,922	—	—	5,924	—	5,924
Balance, December 31, 2021	86,261	863	1,697,477	(362,494)	(19,091)	1,316,755	307	1,317,062
Net loss	—	—	—	(30,868)	—	(30,868)	—	(30,868)
Unrealized gain on interest rate hedges	—	—	—	—	2,819	2,819	—	2,819
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Dividends ($0.68 per common share)	—	—	—	(59,646)	—	(59,646)	—	(59,646)
Equity offerings, net of issuance costs	1,032	10	26,839	—	—	26,849	—	26,849
Shares issued under Dividend Reinvestment Program	47	—	1,030	—	—	1,030	—	1,030
Share grants, net of forfeitures and tax withholdings	194	2	4,508	—	—	4,510	—	4,510
Balance, December 31, 2022	87,534	875	1,729,854	(453,008)	(14,233)	1,263,488	298	1,263,786
Net loss	—	—	—	(52,977)	—	(52,977)	—	(52,977)
Unrealized gain on interest rate hedges	—	—	—	—	(764)	(764)	—	(764)
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends ($0.72 per common share)	—	—	—	(63,406)	—	(63,406)	—	(63,406)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	305	4	5,179	—	—	5,183	—	5,183
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(52,977)	$(30,868)	$16,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,950	91,722	95,560
Credit losses on lease related receivables	4,833	2,483	2,482
Real estate impairment	41,860	—	—
Gain on sale of real estate	—	—	(46,441)
Share-based compensation expense	5,538	7,988	8,553
Amortization of debt premiums, discounts and related financing costs	4,218	4,052	4,325
Loss on interest rate derivatives	—	—	5,866
Loss on extinguishment of debt, net	54	4,917	12,727
Changes in other assets	(11,294)	(1,602)	(4,681)
Changes in other liabilities	3,487	(5,481)	(5,619)
Net cash provided by operating activities	84,669	73,211	89,156
Cash flows from investing activities
Real estate acquisitions, net	(107,595)	(204,433)	(153,748)
Net cash received from sale of real estate	—	—	897,783
Capital improvements to real estate	(38,218)	(36,513)	(32,410)
Development in progress	—	(698)	(8,406)
Non-real estate capital improvements	(408)	(1,743)	(49)
Insurance proceeds	—	2,224	—
Real estate deposits	—	—	(1,000)
Net cash (used in) provided by investing activities	(146,221)	(241,163)	702,170
Cash flows from financing activities
Line of credit borrowings (repayments), net	102,000	55,000	(42,000)
Dividends paid	(64,335)	(59,363)	(90,728)
Principal payments – mortgage notes payable	—	(76,598)	—
Repayments of notes payable	—	—	(311,894)
Repayments of unsecured term loan debt	(100,000)	—	(150,000)
Proceeds from term loan	125,000	—	—
Settlement of interest rate derivatives	—	—	(5,866)
Payment of financing costs	(844)	(39)	(4,858)
Distributions to noncontrolling interests	(8)	(9)	(15)
Proceeds from dividend reinvestment program	497	1,030	1,744
Net proceeds from equity issuances	—	26,849	40,462
Payment of tax withholdings for restricted share awards	(2,072)	(3,286)	(2,241)
Net cash provided by (used in) financing activities	60,238	(56,416)	(565,396)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,314)	(224,368)	225,930
Cash, cash equivalents and restricted cash at beginning of year	9,852	234,220	8,290
Cash, cash equivalents and restricted cash at end of year	$8,538	$9,852	$234,220

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$23,502	$20,842	$27,166
Change in accrued capital improvements and development costs	9,556	609	(6,949)
Dividend payable	15,863	14,934	14,650

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,984	$8,389	$233,600
Restricted cash	2,554	1,463	620
Cash, cash equivalents and restricted cash	$8,538	$9,852	$234,220

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business primarily consists of the ownership and operation of apartment communities in the greater Washington, DC metro and Sunbelt regions.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is generally our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. We sold no properties in 2023 or 2022. We sold twelve office and eight retail properties for an aggregate gain of $46.4 million during the year ended December 31, 2021.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of both December 31, 2023 and 2022, our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the Tax Cuts and Jobs Act. The following is a breakdown of the taxable percentage of our dividends for the three years ended December 31, 2023 (unaudited):

	2023	2022	2021
Ordinary income/Section 199A dividends	33%	20%	—%
Return of capital	67%	80%	100%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
Capital gain	—%	—%	—%

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

Certain immaterial amounts in prior periods have been reclassified to conform with the current period presentation. The primary changes to the consolidated statements of operations are reclassifications between property operating and maintenance expense and real estate taxes and insurance expense.

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

Real estate depreciation expense from continuing operations was $82.7 million, $77.2 million and $66.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense from continuing operations and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2023 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total interest incurred	$30,429	$25,223	$34,813
Capitalized interest	—	(283)	(750)
Interest expense, net of capitalized interest	$30,429	$24,940	$34,063

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

Transformation Costs

Transformation costs include costs related to the strategic shift away from the commercial sector to residential sector, including the allocation of internal costs, consulting, advisory and termination benefits.

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2023 and 2022, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland, Virginia and Georgia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2020 through 2022 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expenses.

Derivatives

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and term loans bear interest at variable rates. Our interest rate risk management objectives are to minimize interest rate fluctuation on long-term indebtedness and limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate swaps we enter into are recorded at fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in Accumulated other comprehensive income (loss). Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument, such as notional amounts, settlement dates, reset dates, calculation period and SOFR do not perfectly match. In addition, we evaluate the default risk of the counterparty by monitoring its creditworthiness. When ineffectiveness of a cash flow hedge exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

NOTE 3: REAL ESTATE

As of December 31, 2023 and 2022, our real estate investment portfolio classified as income producing property that is held and used, at cost, consists of properties valued as follows (in thousands):

	December 31,
	2023	2022
Residential	$2,249,833	$2,098,010
Other (1)	94,284	172,996
	$2,344,117	$2,271,006
______________________________
(1)     Consists of Watergate 600

Our results of operations are dependent on the overall economic health of our markets and residents which are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing residents and consumer requirements.

As of December 31, 2023, one property, Riverside Apartments, accounted for more than approximately 10% of total assets and more than approximately 10% of real estate rental revenue.

From time to time, we have properties under development/redevelopment and held for current or future development. The cost of our real estate portfolio under development or held for future development as of December 31, 2023 and 2022 was $31.0 million and $31.3 million, respectively.

As of December 31, 2023, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes, though we still consider the future completion of this development to be probable. We also continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

Acquisitions

Properties and land for development acquired during the three years ended December 31, 2023 were as follows:

Acquisition Date	Property	Type	# of Homes (unaudited)	Ending Occupancy	Contract Purchase Price (in thousands)
September 29, 2023	Elme Druid Hills	Residential	500	93.8%	$108,000
			500		$108,000

February 1, 2022	Elme Sandy Springs	Residential	389	91.3%	$105,586
May 5, 2022	Elme Marietta	Residential	420	90.7%	107,900
May 5, 2022	Elme Cumberland	Residential	270	91.1%	69,750
			1,079		$283,236

August 10, 2021	Elme Conyers	Residential	240	93.3%	$48,000
November 19, 2021	Elme Eagles Landing	Residential	490	89.0%	106,000
			730		$154,000

The results of operations from acquired operating properties are included in the consolidated statements of operations as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the three years ended December 31, 2023 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Real estate rental revenue	$2,549	$14,937	$2,262
Net loss	(1,511)	(11,126)	(1,921)

As discussed in note 2, we record the acquired physical assets (land and building) and in-place leases (absorption costs) and any other assumed liabilities by allocating the total cost of the acquisitions on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2023	2022	2021
Land	$25,249	$50,547	$20,914
Building	79,281	220,825	128,540
Absorption costs	3,660	7,300	4,786
Aggregate discount on assumed mortgages	—	5,042	—
Total acquisition cost	108,190	283,714	154,240
Outstanding balance on assumed mortgages	—	(76,554)	—
Total carrying amounts recorded	$108,190	$207,160	$154,240

The weighted average remaining life for the absorption costs is four months.

The difference in the total acquisition cost of $108.2 million for the 2023 acquisition and the cash paid for the 2023 acquisition per the consolidated statements of cash flows of $107.6 million is due to net credits received at settlement totaling $0.6 million.

The difference in the total cost of the 2022 acquisitions of $283.7 million for the 2022 acquisitions and the cash paid for the acquisitions per the consolidated statements of cash flows of $204.4 million is due to the assumption of two mortgage notes secured by Elme Marietta and Elme Cumberland for an aggregate outstanding balance of $76.6 million and credits received at settlement totaling $2.8 million. In September 2022, we extinguished the liabilities associated with the two mortgage notes though defeasance arrangements.

The difference in the total cost of the 2021 acquisitions of $154.2 million and the cash paid for the 2021 acquisitions per the consolidated statements of cash flows of $153.7 million is primarily due to credits received at settlement totaling $0.5 million.

Fair Value of In-place Leases

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$2,262	$281	$1,981	$11,723	$8,000	$3,723
Leasing commissions/absorption costs	67,504	60,887	6,617	63,064	56,416	6,648
Net lease intangible liabilities	13,055	10,499	2,556	13,055	9,683	3,372

Amortization of these combined components during the three years ended December 31, 2023, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization expense	$4,530	$12,604	$4,378
Real estate rental revenue increase, net	(806)	(944)	(765)
	$3,724	$11,660	$3,613

Amortization of these combined components over the next four years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2024	$3,870	$(708)	$3,162
2025	2,011	(710)	1,301
2026	1,698	(662)	1,036
2027	1,019	(476)	543
2028	—	—	—
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

We sold no properties in 2023 and 2022. We sold twelve office and eight retail properties for an aggregate gain of $46.4 million during the year ended December 31, 2021. The dispositions of the office and retail properties in 2021 represented a strategic shift that had a major effect on our financial results, and we accordingly reported them as discontinued operations.

We have fully transferred control of the assets associated with these disposed properties and do not have continuing involvement in the operations of these properties.

Real Estate Impairment

During 2023, we recognized an impairment charge of $41.9 million on Watergate 600 in order to reduce its carrying value to its estimated fair value, which declined due to changes in market conditions in the Washington, DC metro region office market. The estimated fair value is inherently subjective because there are few observable market transactions for similar office properties. This fair valuation fell into Level 3 in the fair value hierarchy due to its reliance on significant unobservable inputs (see note 9). In accordance with ASC 820, we estimated the fair value using a discounted cash flow model which required certain significant assumptions, including a discounted cash flow term of 5 years, an average economic occupancy of 80.5%, and a terminal capitalization rate of 7.5%.

No other properties, including assets held for development, had any recognized impairment charges during 2023. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record additional impairment charges in the future.

Discontinued Operations

The results of the twelve office and eight retail properties sold in 2021 are classified as discontinued operations and are summarized as follows (amounts in thousands, except for share data):

Year Ended December 31, 2021
Real estate rental revenue	$70,519
Expenses:
Property operating and maintenance	(11,201)
Real estate taxes and insurance	(11,136)
Property management	(2,195)
Depreciation and amortization	(22,904)
Gain on sale of real estate, net	46,441
Income from discontinued operations	$69,524

Basic net income per share	$0.82
Diluted net income per share	$0.82

Capital expenditures	$3,316
All assets and liabilities related to the twelve office properties (the “Office Portfolio”) and eight retail properties (the “Retail Portfolio”) were sold as of December 31, 2021.

NOTE 4: LEASE ACCOUNTING

Leasing as a Lessee

For leases where we are the lessee, primarily in our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with ASC Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and term. Our right-of-use asset and lease liability are recorded within Prepaid expenses and other assets and Accounts payable and other liabilities on our consolidated balance sheets, respectively.

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in “General and administrative expense.”

Leasing as a Lessor

    Future Minimum Rental Income

As of December 31, 2023, non-cancelable commercial operating leases provide for future minimum rental income from continuing operations as follows (in thousands):

2024	$16,351
2025	15,151
2026	15,084
2027	13,340
2028	6,134
Thereafter	42,636
$108,696

Apartment leases are not included as the terms are generally for one year or less. Rental income under most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

NOTE 5: MORTGAGE NOTE PAYABLE

In May 2022, we assumed a $42.8 million mortgage note in connection with the acquisition of Elme Marietta. This mortgage note bore interest at 3.36% per annum. The effective interest rate on this mortgage note was 4.50% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $40.0 million. Principal and interest were payable monthly until May 1, 2030, at which time all unpaid principal and interest were payable in full.

In May 2022, we assumed a $33.7 million mortgage note in connection with the acquisition of Elme Cumberland. This mortgage note bore interest at 2.93% per annum. The effective interest rate on this mortgage note was 4.00% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $31.5 million. Principal and interest were payable monthly until May 1, 2030, at which time all unpaid principal and interest were payable in full.

In September 2022, we extinguished the liabilities associated with both of the mortgage notes through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

NOTE 6: UNSECURED LINES OF CREDIT PAYABLE

During the third quarter of 2021, we entered into an amended and restated credit agreement (“Credit Agreement”) which provides for a $700 million unsecured revolving credit facility (the “Revolving Credit Facility”) and the continuation of an existing $250.0 million unsecured term loan (“2018 Term Loan”). The Revolving Credit Facility has a four-year term ending in August 2025, with two six-month extension options. The Credit Agreement has an accordion feature that allows us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans. As a result of the transaction, we recognized a loss on extinguishment of debt of $0.2 million related to the write off of unamortized loan origination costs. We incurred $4.8 million of additional loan origination costs which are amortized as interest expense over the term of the Revolving Credit Facility.

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

During the first quarter of 2023, we prepaid the remaining $100.0 million portion of the 2018 Term Loan and executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. The Revolving Credit Facility bears interest at a rate of daily SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (in each case, depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of December 31, 2023, the interest rate on the Revolving Credit Facility is based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 5.38% and the facility fee is 0.20%.

The amount of the Revolving Credit Facility unused and available at December 31, 2023 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(157,000)
Unused and available	$543,000

We executed borrowings and repayments on the Revolving Credit Facility during 2023 as follows (in thousands):

Balance, December 31, 2022	$55,000
Borrowings	322,000
Repayments	(220,000)
Balance, December 31, 2023	$157,000

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

For the three years ended December 31, 2023, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense (excluding facility fees)	$4,419	$912	$390
Facility fees	1,454	1,454	1,419

The Revolving Credit Facility contains and the prior unsecured credit facility that it replaced contained certain financial and non-financial covenants, all of which we have met as of December 31, 2023 and 2022. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2023 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2023	2022	2021
Total revolving credit facilities at December 31	$700,000	$700,000	$700,000
Borrowings outstanding at December 31	157,000	55,000	—
Weighted average daily borrowings during the year	70,578	21,636	34,803
Maximum daily borrowings during the year	164,000	67,000	79,000
Weighted average interest rate during the year	6.17%	4.22%	1.12%
Weighted average interest rate on borrowings outstanding at December 31	6.26%	5.20%	—%

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

NOTE 7: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2023 and 2022 are as follows (in thousands):

		Effective	December 31,		Payoff Date/
	Coupon/Stated Rate	Rate (1)	2023	2022	Maturity Date (2)
2018 Term Loan	1 Month LIBOR + 110 basis points	2.31%	$—	$100,000	1/10/2023
2023 Term Loan	1 Month SOFR + 95 basis points	4.73%	125,000	—	1/10/2025
30-Year Unsecured Notes	7.25%	7.36%	50,000	50,000	2/25/2028
Green Bonds	3.44%	4.09%	350,000	350,000	12/29/2030
Total principal			525,000	500,000
Premiums and discounts, net			(94)	(116)
Deferred issuance costs, net			(2,561)	(2,525)
Total			$522,345	$497,359
______________________________
(1)     For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 8).
(2)     No principal amounts are due prior to maturity.

During 2023, we executed a $125.0 million unsecured term loan ("2023 Term Loan") with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one year extension options. We used the proceeds to prepay the 2018 Term Loan in full and a portion of our borrowings under our unsecured credit facility.

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

The note purchase agreement contains customary financial covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The note purchase agreement also contains restrictive covenants that, among other things, restrict the ability of Elme Communities and its subsidiaries to enter into transactions with affiliates, consolidate or merge or transfer or lease all or substantially all of its assets, create liens, make dividends and distributions if an event of default exists, or substantially change the general nature of our business. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in our Credit Agreement.

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

The required principal payments on the unsecured notes and term loans as of December 31, 2023 are as follows (in thousands):

2024	$—
2025	125,000
2026	—
2027	—
2028	50,000
Thereafter	350,000
$525,000

Interest on these notes is payable semi-annually, except for the term loan, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2023. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 8: DERIVATIVE INSTRUMENTS

We had one interest rate swap arrangement with a notional amount of $100.0 million that had effectively fixed the remaining $100.0 million portion of the 2018 Term Loan prior to the prepayment. During the first quarter of 2023, we prepaid the 2018 Term Loan using proceeds from the $125.0 million 2023 Term Loan (see note 7). Subsequent to this transaction, our interest rate swap arrangement effectively fixed the interest rate on a $100.0 million portion of the 2023 Term Loan through the interest rate swap arrangement’s expiration date of July 21, 2023.

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
The fair values of the interest rate swap as of December 31, 2023 and 2022, were as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Liabilities
				December 31,
Derivative Instrument			Maturity Date	2023	2022
Interest rate swap	$100,000	March 31, 2017	July 21, 2023	$—	$1,998
Interest rate swap	75,000	July 21, 2023	January 10, 2025	740	—
Interest rate swap	50,000	July 21, 2023	January 10, 2025	494	—
				$1,234	$1,998

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The current interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Year Ending December 31,
	2023	2022	2021
Unrealized (gain) loss on interest rate hedges	$(764)	$2,819	$3,673

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.2 million related to our two outstanding interest rate swap arrangements will be reclassified as a decrease to interest expense.

The losses reclassified from Accumulated other comprehensive income into interest expense for the three years ended December 31, 2023, were as follows (in thousands):

	Year Ending December 31,
	2023	2022	2021
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$2,039	$2,039	$2,039

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2023, the fair value of derivative assets, including accrued interest, was $1.2 million and we did not have any derivatives in a liability position. As of December 31, 2023, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2023 and 2022 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 8).

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

The fair values of these assets at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023				December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$1,984	$—	$1,984	$—	$2,142	$—	$2,142	$—
Interest rate swaps	1,234	—	1,234	—	1,998	—	1,998	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. In the third quarter of 2023, we measured the fair value of Watergate 600 using Level 3 inputs as there was evidence of impairment (see note 3).

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2023 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2023.

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

As of December 31, 2023 and 2022, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,984	$5,984	$8,389	$8,389
Restricted cash	2,554	2,554	1,463	1,463
Line of credit payable	157,000	157,000	55,000	55,000
Notes payable	522,345	466,668	497,359	454,564

NOTE 10: SHARE-BASED COMPENSATION

Elme Communities maintains short-term and long-term incentive plans that allow for share-based awards to officers and non-officer employees. Share-based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan which allows for awards in the form of restricted shares, restricted share units, options, and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2023 and 2022.

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

Each participant’s total award under the Officer STIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the first day of that performance period, which percentage will depend upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period. The percentages for the performance period beginning January 1, 2023 are as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	63%	125%	188%
Chief Financial Officer	41%	75%	133%
Chief Operating Officer (1)	23%	45%	76%
Chief Information Officer	35%	65%	115%
Chief Administrative Officer (1)	28%	54%	96%
______________________________
(1)     For both the Chief Operating Officer and the Chief Administrative Officer, the percentages include the effects of prorations for the amount of time in 2023 that they were in their respective positions.

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

Officer LTIP

Under the Officer LTIP, as revised, all named executive officers will have the opportunity to receive awards based on (i) the achievement of performance measures, which will be established for each performance period, and (ii) continued employment with the Company. The aggregate weighting for the performance measures and the time-based measures, as determined by the Compensation Committee, will total 100%. The performance measures will consist of one or more shareholder return measures and one or more strategic measures. The awards earned under the Officer LTIP, if any, are payable in our common shares of beneficial interest. Each participant’s total award under the Officer LTIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the beginning of that performance period. The percentages for the performance period beginning January 1, 2023 are as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	198%	275%	440%
Chief Financial Officer	95%	135%	196%
Chief Operating Officer (1)	110%	157%	231%
Chief Information Officer	100%	143%	207%
Chief Administrative Officer (1)	65%	92%	134%
______________________________
(1)     For both the Chief Operating Officer and the Chief Administrative Officer, the percentages include the effects of prorations for the amount of time in 2023 that they were in their respective positions.

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

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the Officer LTIP awards. For three-year performance periods commencing on or after January 1, 2023, the market performance condition is based on total shareholder return relative to the FTSE Nareit Residential Index (60% weighting) and a defined population of peer companies (40% weighting). For three-year performance period commencing on January 1, 2022, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (100% weighting). For three-year performance period commencing on January 1, 2021, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (50% weighting), relative to the FTSE Nareit Residential Index (42.5% weighting) and the FTSE Office Index (7.5% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, relative to the peer companies and relative to the FTSE indexes, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Elme Communities and each of the peer companies.

The assumptions used to value the TSR portion of the officer LTIP awards were as follows:

	2023 Awards	2022 Awards	2021 Awards
Expected volatility (1)	32.3%	35.2%	35.5%
Risk-free interest rate (2)	4.2%	1.7%	0.3%
Expected term (3)	3 years	3 years	3 years
Share price at grant date	$19.04	$24.54	$23.20
______________________________
(1)     Expected volatility based upon historical volatility of our daily closing share price.
(2)    Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3)    Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2023 ranged from approximately 27% to 137% for the 60% of the LTIP based on TSR relative to the FTSE Nareit Residential Index and from approximately 32% to 159% for the 40% of the LTIP based on TSR relative to a defined population of peer companies.

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

Our non-executive officers and other employees earn restricted share unit awards under a long-term incentive plan for non-executive officers and staff based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vest ratably over three years beginning on the December 15 following the grant date based upon continued employment. We recognize compensation expense for these awards according to a graded vesting schedule over the three-year requisite service period.

Restricted share awards made to retirement-eligible employees fully vest on the grant date. Employees are considered retirement-eligible when they are both over the age of 55 and have been employed by Elme Communities for at least 20 years, or over the age of 65. We fully recognize compensation expense for such awards as of the grant date.

Trustee Awards

We award share based compensation to our trustees in the form of restricted shares which vest immediately and are restricted from sale for the period of the trustees' service. The value of share-based compensation for each trustee was $100,000 for each of three years ended December 31, 2023.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2023 for all share based awards was $5.5 million, $8.0 million and $8.6 million, respectively, net of capitalized share-based compensation expense of $0.1 million, $0.2 million and $0.3 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2023 related to our restricted share awards, excluding those subject to market conditions, was as follows:

	Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2020	306,995	$30.96
Granted	238,134	23.53
Vested during year	(277,967)	26.39
Forfeited	(7,467)	26.73
Unvested at December 31, 2021	259,695	29.16
Granted	408,606	22.33
Vested during year	(408,118)	27.13
Forfeited	(17,814)	25.31
Unvested at December 31, 2022	242,369	21.35
Granted	410,928	18.40
Vested during year	(367,109)	19.79
Forfeited	(28,453)	20.85
Unvested at December 31, 2023	257,735	18.89

The total fair value of share grants vested for each of the three years ended December 31, 2023 was $7.3 million, $11.1 million and $7.6 million, respectively.

As of December 31, 2023, the total compensation cost related to non-vested share awards not yet recognized was $4.2 million, which we expect to recognize over a weighted average period of 25 months.

Unrestricted Shares with Market Conditions

Share-based awards with market conditions under the LTIP were awarded in 2023, 2022 and 2021 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	2023 Awards (1)	2022 Awards (1)	2021 Awards (1)
Relative Peer TSR	$831	$1,480	$951
Absolute/Index TSR (2)	1,048	N/A	971

The unamortized value of these awards with market conditions as of December 31, 2023 was as follows (in thousands):

	2023 Awards (1)	2022 Awards (1)	2021 Awards (1)
Relative Peer TSR	$592	$385	$—
Absolute/Index TSR (2)	743	N/A	—
______________________________
(1)    The 2023, 2022 and 2021 Awards were granted under the Officer LTIP, whereby all of the shares vest immediately at the end of the three-year performance period.
(2)     The performance conditions for the 2023 awards were evaluated based on 60% on TSR relative to the FTSE Nareit Residential Index and 40% based on TSR relative to a defined populations of peer companies. The performance conditions for the 2022 awards were evaluated based on 100% on TSR relative to a defined population of peer companies. The performance conditions for the 2021 awards were evaluated based on 50% on TSR relative to a defined population of peer companies and 50% on TSR relative to the FTSE Multifamily and Office indexes.

NOTE 11: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2023, we made contributions to the 401(k) plan of $0.6 million, $0.3 million and $0.4 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the board of trustees. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded, and payments are to be made out of the general assets of Elme Communities. The deferred compensation liability was $0.1 million and $0.2 million at December 31, 2023 and 2022, respectively.

In November 2005, the board of trustees approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Elme Communities for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2023 and 2022, the accrued benefit liability was $2.0 million and $2.1 million, respectively. For each of the three years ended December 31, 2023, we recognized current service cost of $0.3 million, $0.2 million and $0.2 million, respectively.

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

The computation of basic and diluted earnings per share for the three years ended December 31, 2023 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Loss from continuing operations	$(52,977)	$(30,868)	$(53,140)
Allocation of earnings to unvested restricted share awards	(255)	(232)	(393)
Adjusted loss from continuing operations	(53,232)	(31,100)	(53,533)
Income from discontinued operations, including gain on sale of real estate	—	—	69,524
Adjusted net (loss) income	$(53,232)	$(31,100)	$15,991
Denominator:
Weighted average shares outstanding – basic and diluted	87,735	87,388	84,544

Earnings per common share, basic:
Continuing operations	$(0.61)	$(0.36)	$(0.63)
Discontinued operations	—	—	0.82
Basic net (loss) income per common share (1)	$(0.61)	$(0.36)	$0.19
Earnings per common share, diluted:
Continuing operations	$(0.61)	$(0.36)	$(0.63)
Discontinued operations	—	—	0.82
Diluted net (loss) income per common share (1)	$(0.61)	$(0.36)	$0.19

Dividends declared per common share	$0.72	$0.68	$0.94
______________________________
(1)     Earnings per share may not sum due to rounding

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2023, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.

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

Real estate rental revenue as a percentage of the total for each of the reportable operating segments for the three years ended December 31, 2023 was as follows:

	Year Ended December 31,
	2023	2022	2021
Multifamily	92%	91%	89%
Other	8%	9%	11%

The percentage of income producing real estate assets classified as held and used, at cost, for each of the reportable operating segments as of December 31, 2023 and 2022 was as follows:

	2023	2022
Multifamily	96%	92%
Other	4%	8%

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2023 from these segments, and reconciles net operating income of reportable segments to net (loss) income as reported (in thousands):

	Twelve Months Ended December 31, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$209,311	$18,600	$227,911
Real estate expenses	74,535	5,295	79,830
Net operating income	$134,776	$13,305	$148,081
Property management expenses			(8,108)
General and administrative expenses			(25,887)
Transformation costs			(6,339)
Depreciation and amortization			(88,950)
Interest expense			(30,429)
Loss on extinguishment of debt			(54)
Other income			569
Real estate impairment			(41,860)
Net loss			$(52,977)
Capital expenditures	$37,782	$844	$38,626
Total assets	$1,768,426	$131,602	$1,900,028

	Twelve Months Ended December 31, 2022
	Residential	Other (1)	Consolidated
Real estate rental revenue	$190,500	18,880	$209,380
Real estate expenses	68,735	5,266	74,001
Net operating income	$121,765	$13,614	$135,379
Property management expenses			(7,436)
General and administrative expenses			(28,258)
Transformation costs			(9,686)
Depreciation and amortization			(91,722)
Interest expense			(24,940)
Loss on extinguishment of debt			(4,917)
Other income			712
Net loss			$(30,868)
Capital expenditures	$35,081	$3,175	$38,256
Total assets	$1,691,176	$181,430	$1,872,606

	Twelve Months Ended December 31, 2021
	Residential	Other (1), (2)	Consolidated
Real estate rental revenue	$150,965	$18,186	$169,151
Real estate expenses	55,527	5,255	60,782
Net operating income	$95,438	$12,931	$108,369
Property management expenses			(6,133)
General and administrative expenses			(27,538)
Transformation costs			(6,635)
Depreciation and amortization			(72,656)
Interest expense			(34,063)
Loss on interest rate derivatives			(5,866)
Loss on extinguishment of debt			(12,727)
Other income			4,109
Discontinued operations:
Income from properties sold or held for sale			23,083
Gain on sale of real estate			46,441
Net income			$16,384
Capital expenditures	$27,953	$4,506	$32,459
Total assets	$1,455,328	$420,666	$1,875,994
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.
(2)    Total capital expenditures include office and retail properties classified as discontinued operations.

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

While the Company previously owned a combination of commercial and residential assets, we disposed of all but one of our commercial assets in 2021. These commercial assets are classified as discontinued operations as of December 31, 2023.

Unaudited financial data by quarter in each of the years ended December 31, 2023 and 2022 were as follows (in thousands, except for per share data):

	Quarter(1)
	First	Second	Third	Fourth
2023
Real estate rental revenue	$55,809	$56,599	$56,651	$58,852
Loss from continuing operations	$(3,643)	$(2,611)	$(43,618)	$(3,105)
Net loss	$(3,643)	$(2,611)	$(43,618)	$(3,105)

Loss from continuing operations per share
Basic	$(0.04)	$(0.03)	$(0.50)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.50)	$(0.04)
Net loss per share
Basic	$(0.04)	$(0.03)	$(0.50)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.50)	$(0.04)
2022
Real estate rental revenue	$47,804	$51,380	$54,603	$55,593
Loss from continuing operations	$(7,724)	$(8,874)	$(10,739)	$(3,531)
Net loss	$(7,724)	$(8,874)	$(10,739)	$(3,531)

Loss from continuing operations per share
Basic	$(0.09)	$(0.10)	$(0.12)	$(0.04)
Diluted	$(0.09)	$(0.10)	$(0.12)	$(0.04)
Net loss per share
Basic	$(0.09)	$(0.10)	$(0.12)	$(0.04)
Diluted	$(0.09)	$(0.10)	$(0.12)	$(0.04)
______________________________
(1)With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 16: SHAREHOLDERS' EQUITY

On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program is scheduled to expire on October 25, 2025, unless extended by the Board.

On February 17, 2021, we entered into separate amendments to each of our existing equity distribution agreements (“Original Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Capital One Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), each dated May 4, 2018 (collectively, as amended, the “Equity Distribution Agreements”). Also on February 17, 2021, we entered into a separate equity distribution agreement with BTIG, LLC on the same terms as the Amended Equity Distribution Agreements (the “BTIG Equity Distribution Agreement”). On September 22, 2021, BTIG, LLC notified us that it was terminating the BTIG Equity Distribution Agreement, effective as of September 27, 2021. Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to an aggregate price of $550.0 million of our common shares of beneficial interest, $0.01 par value per share. Issuances of our common shares are made at market prices prevailing at the time of issuance. We may use net proceeds from the issuance of common shares under this program for general business purposes, including, without limitation, working capital, the acquisition, renovation, expansion, improvement, development or redevelopment of income producing properties or the repayment of debt. Our issuances and net proceeds on the Equity Distribution Agreements in 2022 and 2021 and the Original Equity Distribution Agreements in 2021 for the three years ended December 31, 2023 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Issuance of common shares	—	1,032	1,636
Weighted average price per share	$—	$26.27	$25.44
Net proceeds	$—	$26,849	$40,462

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

Our issuances and net proceeds on the dividend reinvestment program for the three years ended December 31, 2023 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Issuance of common shares	28	47	75
Weighted average price per share	$17.64	$22.40	$23.37
Net proceeds	$497	$1,030	$1,744

NOTE 17: DEFERRED COSTS

As of December 31, 2023 and 2022, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$9,048	$5,537	$3,511	$8,992	$5,132	$3,860

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the three years ended December 31, 2023 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Deferred leasing costs amortization	$351	$406	$535

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2023	$1,399	$—	$—	$1,399
2022	$1,392	$7	$—	$1,399
2021	$1,402	$—	$(10)	$1,392

SCHEDULE III

		Initial Cost (a)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2023			Accumulated Depreciation at December 31, 2023
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Depreciation Life (d)
Residential Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$23,494,000	$420,000	$26,172,000	$26,592,000	$18,112,000	1951	Jan 1963	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	14,761,000	336,000	16,757,000	17,093,000	13,970,000	1964	May 1965	40 years
Park Adams	Virginia	287,000	1,654,000	17,029,000	287,000	18,683,000	18,970,000	13,563,000	1959	Jan 1969	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	35,968,000	4,356,000	53,070,000	57,426,000	37,011,000	1982	Aug 1996	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	18,064,000	3,900,000	31,476,000	35,376,000	24,995,000	1986	Nov 1997	30 years
Bennett Park	Virginia	2,861,000	917,000	83,551,000	4,774,000	82,555,000	87,329,000	52,189,000	2007	Feb 2001	28 years
The Clayborne	Virginia	269,000	—	32,103,000	699,000	31,673,000	32,372,000	20,797,000	2008	Jun 2003	26 years
Kenmore Apartments	Washington, DC	28,222,000	33,955,000	22,258,000	28,222,000	56,213,000	84,435,000	26,795,000	1948	Sep 2008	30 years
The Maxwell	Virginia	12,787,000	—	38,993,000	12,850,000	38,930,000	51,780,000	17,137,000	2014	Jun 2011	30 years
Yale West	Washington, DC	14,684,000	62,069,000	2,530,000	14,684,000	64,599,000	79,283,000	22,468,000	2011	Feb 2014	30 years
The Paramount (f)	Virginia	8,568,000	38,716,000	4,554,000	8,568,000	43,270,000	51,838,000	17,598,000	1984	Oct 2013	30 years
The Wellington	Virginia	30,548,000	116,563,000	25,251,000	30,548,000	141,814,000	172,362,000	44,342,000	1960	Jul 2015	30 years
Trove	Virginia	15,000,000	—	118,826,000	15,000,000	118,826,000	133,826,000	23,393,000	2020	Jul 2015	30 years
Riverside Apartments	Virginia	38,924,000	184,854,000	54,251,000	38,864,000	239,165,000	278,029,000	72,196,000	1971	May 2016	30 years
Riverside Apartments land parcel (e)	Virginia	15,968,000	—	14,419,000	—	30,387,000	30,387,000	—	n/a	May 2016	n/a
Elme Alexandria	Virginia	23,942,000	93,672,000	19,263,000	23,942,000	112,935,000	136,877,000	19,611,000	1990	Jun 2019	30 years
Elme Manassas	Virginia	13,586,000	68,802,000	8,468,000	13,586,000	77,270,000	90,856,000	14,293,000	1986	Jun 2019	30 years
Elme Dulles	Virginia	12,476,000	66,852,000	10,415,000	12,476,000	77,267,000	89,743,000	14,082,000	2000	Jun 2019	30 years
Elme Leesburg	Virginia	4,113,000	21,286,000	1,832,000	4,113,000	23,118,000	27,231,000	4,937,000	1986	Jun 2019	30 years
Elme Herndon	Virginia	11,225,000	51,534,000	8,295,000	11,225,000	59,829,000	71,054,000	11,369,000	1991	Jun 2019	30 years
Elme Germantown	Maryland	7,609,000	34,431,000	4,838,000	7,609,000	39,269,000	46,878,000	7,569,000	1990	Jun 2019	30 years
Elme Watkins Mill	Maryland	7,151,000	30,851,000	2,548,000	7,151,000	33,399,000	40,550,000	6,900,000	1975	Jun 2019	30 years
Cascade at Landmark	Virginia	12,289,000	56,235,000	5,115,000	12,289,000	61,350,000	73,639,000	10,979,000	1988	Jul 2019	30 years
Elme Conyers	Georgia	4,798,000	42,122,000	4,001,000	4,798,000	46,123,000	50,921,000	4,843,000	1999	Aug 2021	30 years
Elme Eagles Landing	Georgia	16,117,000	86,460,000	5,345,000	16,117,000	91,805,000	107,922,000	8,688,000	2000	Nov 2021	30 years
Elme Sandy Springs	Georgia	17,423,000	85,817,000	5,558,000	17,423,000	91,375,000	108,798,000	7,226,000	1972	Feb 2022	30 years
Elme Marietta	Georgia	19,019,000	83,319,000	2,737,000	19,019,000	86,056,000	105,075,000	5,945,000	1975	May 2022	30 years
Elme Cumberland	Georgia	14,106,000	51,689,000	3,705,000	14,106,000	55,394,000	69,500,000	4,098,000	1982	May 2022	30 years
Elme Druid Hills	Georgia	25,249,000	79,281,000	141,000	25,249,000	79,422,000	104,671,000	1,215,000	1987	Sep 2023	30 years

		$366,233,000	$1,326,267,000	$588,313,000	$352,611,000	$1,928,202,000	$2,280,813,000	$526,321,000
Office Building
Watergate 600 (b)	Washington, DC	$45,981,000	$78,325,000	$(30,022,000)	$31,486,000	$62,798,000	$94,284,000	$1,703,000	1972	Apr 2017	30 years

Total	$412,214,000	$1,404,592,000	$558,291,000	$384,097,000	$1,991,000,000	$2,375,097,000	$528,024,000
______________________________
a)     The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.
b)    During 2023, we recognized an impairment charge of $41.9 million on Watergate 600 in order to reduce its carrying value to its estimated fair value, which declined due to changes in market conditions in the Washington, DC metro region office market.

c)     At December 31, 2023, total land, buildings and improvements are carried at $1.5 billion for federal income tax purposes.
d)     The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 40 years.
e)     As of December 31, 2023, Elme Communities had one residential property under development, the Riverside Apartments land parcel. The value not yet placed into service at December 31, 2023 was $30.4 million.
f)     As of December 31, 2023, Elme Communities had investments in various development, redevelopment and renovation projects, including The Ashby at McLean and The Paramount. The total value of these projects, which has not yet been placed in service, is $0.6 million at December 31, 2023.

ELME COMMUNITIES AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Real estate assets
Balance, beginning of period	$2,299,712	$1,990,810	$3,021,232
Additions:
Property acquisitions (1)	104,530	271,373	149,497
Improvements (1)	48,075	37,539	34,095
Deductions:
Impairment write-down	(77,220)	—	—
Write-off of disposed assets	—	(10)	(619)
Property sales	—	—	(1,213,395)
Balance, end of period	$2,375,097	$2,299,712	$1,990,810
Accumulated depreciation
Balance, beginning of period	$479,846	$401,926	$749,014
Additions:
Depreciation	83,538	78,267	86,399
Deductions:
Impairment write-down	(35,360)	—	—
Write-off of disposed assets	—	(347)	(27)
Property sales	—	—	(433,460)
Balance, end of period	$528,024	$479,846	$401,926
______________________________
(1)     Includes non-cash accruals for capital items.