Form 10-Q
period 2024-03-31
Elme Communities
filed 2024-05-02
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, 88,004,082 common shares were outstanding.

ELME COMMUNITIES

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2023 included in our 2023 Annual Report on Form 10-K filed on February 16, 2024.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Land	$383,808	$384,097
Income producing property	1,966,412	1,960,020
	2,350,220	2,344,117
Accumulated depreciation and amortization	(550,421)	(528,024)
Net income producing property	1,799,799	1,816,093
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,830,779	1,847,073
Cash and cash equivalents	4,199	5,984
Restricted cash	2,704	2,554
Rents and other receivables	12,886	17,642
Prepaid expenses and other assets	25,971	26,775
Total assets	$1,876,539	$1,900,028
Liabilities
Notes payable, net	$522,539	$522,345
Line of credit	160,000	157,000
Accounts payable and other liabilities	31,112	38,997
Dividend payable	15,888	15,863
Advance rents	4,361	5,248
Tenant security deposits	6,235	6,225
Total liabilities	740,135	745,678
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 88,003 and 87,867 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	880	879
Additional paid in capital	1,736,524	1,735,530
Distributions in excess of net income	(588,923)	(569,391)
Accumulated other comprehensive loss	(12,365)	(12,958)
Total shareholders’ equity	1,136,116	1,154,060
Noncontrolling interests in subsidiaries	288	290
Total equity	1,136,404	1,154,350
Total liabilities and equity	$1,876,539	$1,900,028
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue
Real estate rental revenue	$59,513	$55,809
Expenses
Property operating and maintenance	13,464	12,339
Real estate taxes and insurance	8,255	7,182
Property management	2,218	1,769
General and administrative	6,196	6,841
Transformation costs	—	2,900
Depreciation and amortization	24,943	21,536
	55,076	52,567
Real estate operating income	4,437	3,242
Other income (expense)
Interest expense	(9,494)	(6,831)
Loss on extinguishment of debt	—	(54)
Other income	1,410	—
	(8,084)	(6,885)
Net loss	$(3,647)	$(3,643)

Basic net loss per common share	$(0.04)	$(0.04)

Diluted net loss per common share	$(0.04)	$(0.04)

Weighted average shares outstanding – basic	87,885	87,649
Weighted average shares outstanding – diluted	87,885	87,649

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,647)	$(3,643)
Other comprehensive income:
Unrealized gain (loss) on interest rate hedges	83	(333)
Reclassification of unrealized loss on interest rate derivatives to earnings	510	510
Comprehensive loss	$(3,054)	$(3,466)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350
Net loss	—	—	—	(3,647)	—	(3,647)	—	(3,647)
Unrealized gain on interest rate hedges	—	—	—	—	83	83	—	83
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,885)	—	(15,885)	—	(15,885)
Share grants, net of forfeitures and tax withholdings	136	1	994	—	—	995	—	995
Balance, March 31, 2024	88,003	$880	$1,736,524	$(588,923)	$(12,365)	$1,136,116	$288	$1,136,404

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(3,643)	—	(3,643)	—	(3,643)
Unrealized loss on interest rate hedges	—	—	—	—	(333)	(333)	—	(333)
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,852)	—	(15,852)	—	(15,852)
Shares issued under Dividend Reinvestment Program	14	—	248	—	—	248	—	248
Share grants, net of forfeitures and tax withholdings	161	2	1,599	—	—	1,601	—	1,601
Balance, March 31, 2023	87,709	$877	$1,731,701	$(472,503)	$(14,056)	$1,246,019	$296	$1,246,315

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,647)	$(3,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,943	21,536
Credit losses on lease related receivables	1,451	703
Share-based compensation expense	1,090	1,188
Net amortization of debt premiums, discounts and related financing costs	1,058	1,048
Loss on extinguishment of debt	—	54
Gain on land easements	(1,410)	—
Changes in operating other assets	(941)	(872)
Changes in operating other liabilities	(1,328)	(3,725)
Net cash provided by operating activities	21,216	16,289
Cash flows from investing activities
Capital improvements to real estate	(13,617)	(5,569)
Non-real estate capital improvements	(5)	(222)
Payments received for land easements	3,862	—
Net cash used in investing activities	(9,760)	(5,791)
Cash flows from financing activities
Line of credit borrowings (repayments), net	3,000	(20,000)
Dividends paid	(15,911)	(14,917)
Repayments of unsecured term loan debt	—	(100,000)
Proceeds from term loan	—	125,000
Payment of financing costs	—	(844)
Distributions to noncontrolling interests	(2)	(2)
Proceeds from dividend reinvestment program	—	248
Payment of tax withholdings for restricted share awards	(178)	(1,304)
Net cash used in financing activities	(13,091)	(11,819)
Net decrease in cash, cash equivalents and restricted cash	(1,635)	(1,321)
Cash, cash equivalents and restricted cash at beginning of period	8,538	9,852
Cash, cash equivalents and restricted cash at end of period	$6,903	$8,531

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,972	$8,954
Change in accrued capital improvements and development costs	(7,309)	216
Dividend payable	15,888	15,869

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,199	$7,044
Restricted cash	2,704	1,487
Cash, cash equivalents and restricted cash	$6,903	$8,531
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended March 31, 2024 and March 31, 2023 as the “2024 Quarter” and the “2023 Quarter,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both March 31, 2024 and December 31, 2023, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (“Topic 848”), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. During the 2023 Quarter, we executed an amendment to the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) to convert the benchmark interest rate from LIBOR to an adjusted SOFR ("Secured Overnight Financing Rate"). We elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of this guidance did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires a disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The new standard will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025 on a retrospective basis. We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

In March 2024, the Securities and Exchange Commission (“SEC”) issued its final rule that requires registrants to provide climate disclosures in their annual reports and registration statements, beginning with annual reports for the year ending December 31, 2025. On April 4, 2024, the SEC voluntarily stayed the final rule pending the completion of judicial review of cases pending in the Eighth Circuit. We are continuing to evaluate the disclosure impact of the final rule.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Elme Communities and our subsidiaries and entities in which Elme Communities has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of March 31, 2024, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes.

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

We did not sell or classify any properties as held for sale during the 2024 Quarter or in 2023.

As of March 31, 2024, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2024 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of March 31, 2024. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

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

During the 2023 Quarter, we executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. The Revolving Credit Facility bears interest at a rate of adjusted SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (in each case, depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of March 31, 2024, the interest rate on the Revolving Credit Facility is based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 5.34% and the facility fee is 0.20%.

All outstanding advances for the Revolving Credit Facility are due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2024 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(160,000)
Unused and available	$540,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2024 Quarter as follows (in thousands):

Balance, December 31, 2023	$157,000
Borrowings	37,000
Repayments	(34,000)
Balance, March 31, 2024	$160,000

NOTE 5: NOTES PAYABLE

During the 2023 Quarter, we entered into a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of adjusted SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility.

NOTE 6: DERIVATIVE INSTRUMENTS

During the 2023 Quarter, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.

Subsequent to the end of the 2024 Quarter, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements will effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).

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

The fair values of the interest rate swaps as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

				Fair Value
				Derivative Assets
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2024	December 31, 2023
Interest rate swap	75,000	July 21, 2023	January 10, 2025	$790	$740
Interest rate swap	50,000	July 21, 2023	January 10, 2025	527	494
				$1,317	$1,234

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains and losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized gain (loss) on interest rate hedges	$83	$(333)

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.3 million related to our two outstanding interest rate swap arrangements will be reclassified as a decrease to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$510

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2024, the fair value of derivative assets, including accrued interest, was $1.3 million and we did not have any derivatives in a liability position. As of March 31, 2024, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2024 and December 31, 2023 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

We base the valuations related to the SERP on quoted prices in active markets and accordingly these valuations fall into Level 1 in the fair value hierarchy.

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

The fair values of these assets as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,064	$2,064	$—	$—	$1,984	$1,984	$—	$—
Interest rate derivatives	1,317	—	1,317	—	1,234	—	1,234	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. In the 2024 Quarter, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2024 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2024 and December 31, 2023, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,199	$4,199	$5,984	$5,984
Restricted cash	2,704	2,704	2,554	2,554
Line of credit	160,000	160,000	157,000	157,000
Notes payable, net	522,539	467,991	522,345	466,668

NOTE 8: SHARE-BASED COMPENSATION

Elme Communities maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan, as amended, which allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 2,400,000 shares over the ten-year period in which the plan will be in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.1 million and $1.2 million for the 2024 Quarter and 2023 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.6 million and $3.4 million for the 2024 Quarter and 2023 Quarter, respectively.

The total unvested restricted share awards at March 31, 2024 was 443,439 shares, which had a weighted average grant date fair value of $16.96 per share. As of March 31, 2024, the total compensation cost related to unvested restricted share awards was $6.2 million, which we expect to recognize over a weighted average period of 27 months.

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
The computations of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(3,647)	$(3,643)
Allocation of earnings to unvested restricted share awards	(80)	(70)
Adjusted net loss	$(3,727)	$(3,713)
Denominator:
Weighted average shares outstanding – basic and diluted	87,885	87,649

Basic net loss per common share	$(0.04)	$(0.04)
Diluted net loss per common share	$(0.04)	$(0.04)

Dividends declared per common share	$0.18	$0.18

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

The following tables present revenues, NOI, capital expenditures and total assets for the three months ended March 31, 2024 and 2023 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended March 31, 2024
	Residential	Other (1)	Consolidated
Real estate rental revenue	$54,871	$4,642	$59,513
Real estate expenses	20,358	1,361	21,719
Net operating income	$34,513	$3,281	$37,794
Other income (expense):
Property management expenses			(2,218)
General and administrative expenses			(6,196)
Depreciation and amortization			(24,943)
Interest expense			(9,494)
Other income			1,410
Net loss			$(3,647)
Capital expenditures	$13,565	$57	$13,622
Total assets	$1,751,228	$125,311	$1,876,539

	Three Months Ended March 31, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$50,991	$4,818	$55,809
Real estate expenses	18,144	1,377	19,521
Net operating income	$32,847	$3,441	$36,288
Other expense:
Property management expenses			(1,769)
General and administrative expenses			(6,841)
Transformation costs			(2,900)
Depreciation and amortization			(21,536)
Interest expense			(6,831)
Loss on extinguishment of debt			(54)
Net loss			$(3,643)
Capital expenditures	$5,417	$374	$5,791
Total assets	$1,676,596	$178,403	$1,854,999

(1) Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.

NOTE 11: SHAREHOLDERS' EQUITY

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350,000,000 of Elme’s common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program.

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2024 Quarter or 2023 Quarter.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

We did not issue common shares under the dividend reinvestment program during the 2024 Quarter. Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2023 were as follows ($ in thousands, except per share data):

Three Months Ended March 31,
2023
Issuance of common shares	14
Weighted average price per share	$17.66
Net proceeds	$248

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024.

We refer to the three months ended March 31, 2024 and March 31, 2023 as the “2024 Quarter” and the “2023 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to the greater Washington, DC metro and Sunbelt regions; risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of apartment homes in the Sunbelt markets and our ability to realize any anticipated operational benefits from our internalization of community management functions; the risk of failure to enter into and/or complete acquisitions and dispositions; changes in the composition of our portfolio; reductions in or actual or threatened changes to the timing of federal government spending; the economic health of our residents; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdowns or recessions and geopolitical conflicts); risks related to our ability to control our expenses if revenues decrease; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of share ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2023 Form 10-K filed on February 16, 2024. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2024 Quarter to the 2023 Quarter.
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

When evaluating our financial condition and operating performance, we focus on the following financial and non-financial indicators:

•Net operating income (“NOI”), calculated as set forth below under the caption “Results of Operations - Net Operating Income.” NOI is a non-GAAP supplemental measure to net income.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of March 31, 2024, we owned approximately 9,400 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net loss	$(3,647)	$(3,643)	$(4)	0.1%
NOI (1)	$37,794	$36,288	$1,506	4.2%
NAREIT FFO (2)	$21,296	$17,893	$3,403	19.0%
______________________________
(1) See page 24 of the MD&A for a reconciliation of NOI to net income.
(2) See page 31 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to higher depreciation and amortization expenses ($3.4 million), interest expense ($2.7 million) and property management expense ($0.4 million) in the 2024 Quarter. These were partially offset by lower transformation costs (as described in Note 2 to the consolidated financial statements) ($2.9 million), higher NOI ($1.5 million), higher other income ($1.4 million) and lower general and administrative expenses ($0.6 million).

The increase in NOI is primarily due to the acquisition of Elme Druid Hills ($1.6 million) in the third quarter of 2023 and higher NOI from same-store properties ($0.1 million), partially offset by lower NOI at Watergate 600 ($0.2 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 94.4% as of March 31, 2024 from 95.3% as of March 31, 2023.

The higher NAREIT FFO is primarily due to lower transformation costs ($2.9 million), higher NOI ($1.5 million), higher other income ($1.4 million) and lower general and administrative expenses ($0.6 million). These were partially offset by higher interest ($2.7 million) and higher property management ($0.4 million) expenses.

Investment Activity

There were no significant investment transactions during the 2024 Quarter.

Financing Activity

As of March 31, 2024, the interest rate on the Revolving Credit Facility is based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 5.34% and the facility fee is 0.20%. As of April 29, 2024, our Revolving Credit Facility has a borrowing capacity of $532.0 million.

Subsequent to the end of the 2024 Quarter, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements will effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins)

Capital Requirements

We have no debt maturities scheduled until the first quarter of 2025. We expect to have additional capital requirements as set forth on page 27 (Liquidity and Capital Resources – Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2024 Quarter and 2023 Quarter.
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

2024 Quarter Compared to 2023 Quarter

The following table reconciles net loss to NOI and provides the basis for our discussion of our consolidated results of operations and NOI in the 2024 Quarter compared to the 2023 Quarter. All amounts are in thousands, except percentage amounts.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net loss	$(3,647)	$(3,643)	$(4)	0.1%
Adjustments:
Property management expense	2,218	1,769	449	25.4%
General and administrative expense	6,196	6,841	(645)	(9.4)%
Transformation costs	—	2,900	(2,900)	(100.0)%
Real estate depreciation and amortization	24,943	21,536	3,407	15.8%
Interest expense	9,494	6,831	2,663	39.0%
Loss on extinguishment of debt, net	—	54	(54)	(100.0)%
Other income	(1,410)	—	(1,410)	100.0%
Total net operating income (NOI)	$37,794	$36,288	$1,506	4.2%

Residential revenue:
Same-store portfolio	$52,374	$50,991	$1,383	2.7%
Acquisitions (1)	2,497	—	2,497	100.0%
Total	54,871	50,991	3,880	7.6%
Residential expenses:
Same-store portfolio	19,354	18,086	1,268	7.0%
Acquisitions	947	—	947	100.0%
Development	57	58	(1)	(1.7)%
Total	20,358	18,144	2,214	12.2%
Residential NOI:
Same-store portfolio	33,020	32,905	115	0.3%
Acquisitions	1,550	—	1,550	100.0%
Development	(57)	(58)	1	(1.7)%
Total	34,513	32,847	1,666	5.1%
Other NOI (2)	3,281	3,441	(160)	(4.6)%
Total NOI	$37,794	$36,288	$1,506	4.2%
 ______________________________
(1)Acquisitions:
2023: Elme Druid Hills
(2)Other: Watergate 600

Residential Revenue

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

Real estate rental revenue from same-store residential properties increased $1.4 million, or 2.7%, to $52.4 million for the 2024 Quarter, compared to $51.0 million for the 2023 Quarter, primarily due to higher rental income ($1.6 million), higher recoveries ($0.7 million) and higher other rental and fee income ($0.3 million), partially offset by higher credit losses ($0.7 million) and higher vacancy loss ($0.4 million).

Real estate rental revenue from acquisitions increased $2.5 million due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Average occupancy for residential properties for the 2024 Quarter and 2023 Quarter was as follows:

March 31, 2024			March 31, 2023			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.4%	92.4%	94.3%	95.3%	N/A	95.3%	(0.9)%	N/A	(1.0)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Eagles Landing, Elme Sandy Springs, Elme Marietta, Elme Cumberland, and The Kenmore, partially offset by higher average occupancy at Roosevelt Towers, Bennett Park, Elme Bethesda and Elme Leesburg.

Residential Expenses

Residential real estate expenses as a percentage of residential revenue for the 2024 Quarter and the 2023 Quarter were 37.1% and 35.6%, respectively.

Real estate expenses from same-store residential properties increased $1.3 million, or 7.0%, to $19.4 million for the 2024 Quarter, compared to $18.1 million for the 2023 Quarter, primarily due to higher contract maintenance ($0.3 million), higher real estate taxes ($0.3 million), higher insurance ($0.3 million), higher utilities ($0.2 million), and higher administrative ($0.2 million) expenses.

Real estate expenses from acquisitions increased $0.9 million due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Other NOI

Other NOI decreased due to lower revenue at Watergate 600 ($0.2 million).

Other Income and Expenses

General and administrative expense: Decrease of $0.6 million primarily due to higher management fee offset ($1.4 million), lower severance ($0.4 million), corporate office moving expenses in the 2023 Quarter ($0.2 million) and lower rent ($0.2 million) expenses. These were partially offset by higher payroll ($0.6 million), higher professional services ($0.4 million), higher incentive compensation ($0.2 million), higher computer software ($0.2 million) and higher employee benefits ($0.2 million) expenses.

Transformation costs: Decrease of $2.9 million during the 2024 Quarter due to completion of strategic transformation in 2023.

Real estate depreciation and amortization: Increase of $3.4 million primarily due to higher depreciation and amortization at Elme Druid Hills ($2.9 million) and same-store residential properties ($1.4 million). These increases were partially offset by lower depreciation and amortization at Watergate 600 ($0.9 million).
Interest expense: Interest expense by debt type for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2024	2023	$ Change	% Change
Notes payable	$6,120	$5,454	$666	12.2%
Line of credit	3,374	1,377	1,997	145.0%
Total	$9,494	$6,831	$2,663	39.0%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.

•Line of credit: Increase primarily due to higher weighted average borrowings of $168.3 million and a weighted average interest rate of 6.3% in the 2024 Quarter, as compared to weighted average borrowings of $44.8 million and a weighted average interest rate of 6.1% in the 2023 Quarter.

Other Income: Other income during the 2024 Quarter consists of additional payments received with respect to easements previously conveyed at The Wellington and Takoma Park, a previously owned retail property.

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

We also believe we have adequate liquidity beyond 2024, with no debt maturities until 2025 and only $285.0 million of scheduled debt maturities prior to 2028, based on current amounts outstanding under our Revolving Credit Facility. As of April 29, 2024, we had cash and cash equivalents totaling $2.9 million and a borrowing capacity of $532.0 million on our Revolving Credit Facility, resulting in a total liquidity position of $534.9 million.

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

Capital Requirements

As of the end of the 2024 Quarter, our full-year 2024 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders;
•Approximately $41.0 - $46.0 million to invest in our existing portfolio of operating assets, inclusive of $28.0 - $32.0 million of major capital expenditures;
•Less than $1.0 million to invest in our development and redevelopment projects; and
•Funding for potential property acquisitions throughout 2024, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2024. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

As of March 31, 2024, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2024	$—		$—		$—	—%
2025	125,000	(1)	160,000	(2)	285,000	5.6%
2026	—		—		—	—%
2027	—		—		—	—%
2028	50,000		—		50,000	7.4%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	$525,000		$160,000		$685,000	5.0%
Net premiums/discounts	(88)		—		(88)
Loan costs, net of amortization	(2,373)		—		(2,373)
Total	$522,539		$160,000		$682,539	5.0%
______________________________
(1) During the 2023 Quarter, we entered into the $125.0 million 2023 Term Loan with an interest rate of adjusted SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility. Elme Communities had previously entered into an interest rate swap to effectively fix the interest rate for the remaining $100.0 million portion of the 2018 Term Loan. Following the prepayment of the 2018 Term Loan, the interest rate swap effectively fixed a $100.0 million portion of the 2023 Term Loan at 2.16% through the interest rate swap's expiration date of July 21, 2023. In March 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the 2023 Term Loan’s interest rate at 4.73% beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.
(2) The credit facility's term ends in August 2025, with two six-month extension options.

The weighted average maturity for our debt is 4.3 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of March 31, 2024, we were in compliance with the covenants related to our Revolving Credit Facility, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.0 million shares were outstanding at March 31, 2024.

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350,000,000 of Elme’s common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2024 Quarter or 2023 Quarter.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

We did not issue common shares under the dividend reinvestment program during the 2024 Quarter. Our issuances and net proceeds on the dividend reinvestment program for the three months ended March 31, 2023 were as follows ($ in thousands, except per share data):

Three Months Ended March 31,
2023
Issuance of common shares	14
Weighted average price per share	$17.66
Net proceeds	$248

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2024, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net cash provided by operating activities	$21,216	$16,289	$4,927	30.2%
Net cash used in investing activities	(9,760)	(5,791)	(3,969)	68.5%
Net cash used in financing activities	(13,091)	(11,819)	(1,272)	10.8%

Net cash provided by operating activities increased primarily due to higher rental revenue from the acquisition of Elme Druid Hills during the third quarter of 2023 and from same-store communities.

Net cash used in investing activities increased primarily due to higher expenditures on capital improvements to our communities during the 2024 Quarter.

Net cash used in financing activities increased primarily due to executing the $125.0 million 2023 Term Loan during the 2023 Quarter. This was partially offset by the repayment of the $100.0 million 2018 Term Loan during the 2023 Quarter and higher net borrowings on the Revolving Credit Facility during the 2024 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2024 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,647)	$(3,643)
Adjustments:
Depreciation and amortization	24,943	21,536
NAREIT FFO	$21,296	$17,893

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2024. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on March 31, 2024 (in thousands):

	2024	2025		2026	2027	2028	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$—	50,000	$350,000	$525,000	$467,991
Interest payments	$13,432	$18,154		$17,995	$17,995	$16,155	$28,061	$111,792
Interest rate on debt maturities	—%	5.6%			—%	7.4%	4.1%	5.0%
Unsecured variable rate debt
Principal	$—	$160,000		$—	$—	$—	$—	$160,000	$160,000
Variable interest rate on debt maturities				6.3%				6.3%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2024 and December 31, 2023 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2024	December 31, 2023
$75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	$790	$740
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	527	494
					$1,317	$1,234

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 16, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2024 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2024	—	$—	—	$50,000,000
February 1 - February 29, 2024	12,522	14.21	—	50,000,000
March 1 - March 31, 2024	—	—	—	50,000,000
Total	12,522	$14.21	—
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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2024, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: May 2, 2024