Form 10-Q
period 2024-06-30
Elme Communities
filed 2024-08-02
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, 88,010,570 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Land	$383,808	$384,097
Income producing property	1,976,127	1,960,020
	2,359,935	2,344,117
Accumulated depreciation and amortization	(573,054)	(528,024)
Net income producing property	1,786,881	1,816,093
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,817,861	1,847,073
Cash and cash equivalents	5,629	5,984
Restricted cash	2,263	2,554
Rents and other receivables	12,575	17,642
Prepaid expenses and other assets	23,147	26,775
Total assets	$1,861,475	$1,900,028
Liabilities
Notes payable, net	$522,734	$522,345
Line of credit	156,000	157,000
Accounts payable and other liabilities	37,283	38,997
Dividend payable	15,905	15,863
Advance rents	5,074	5,248
Tenant security deposits	6,334	6,225
Total liabilities	743,330	745,678
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 88,011 and 87,867 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	880	879
Additional paid in capital	1,737,941	1,735,530
Distributions in excess of net income	(608,310)	(569,391)
Accumulated other comprehensive loss	(12,651)	(12,958)
Total shareholders’ equity	1,117,860	1,154,060
Noncontrolling interests in subsidiaries	285	290
Total equity	1,118,145	1,154,350
Total liabilities and equity	$1,861,475	$1,900,028
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Real estate rental revenue	$60,103	$56,599	$119,616	$112,408
Expenses
Property operating and maintenance	13,996	13,325	27,460	25,664
Real estate taxes and insurance	7,986	6,933	16,241	14,115
Property management	2,175	2,178	4,393	3,947
General and administrative	6,138	6,680	12,334	13,521
Transformation costs	—	2,454	—	5,354
Depreciation and amortization	23,895	21,415	48,838	42,951
	54,190	52,985	109,266	105,552
Real estate operating income	5,913	3,614	10,350	6,856
Other income (expense)
Interest expense	(9,384)	(6,794)	(18,878)	(13,625)
Loss on extinguishment of debt	—	—	—	(54)
Other income	—	569	1,410	569
	(9,384)	(6,225)	(17,468)	(13,110)
Net loss	$(3,471)	$(2,611)	$(7,118)	$(6,254)

Basic net loss per common share	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Diluted net loss per common share	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Weighted average shares outstanding – basic	87,910	87,741	87,898	87,695
Weighted average shares outstanding – diluted	87,910	87,741	87,898	87,695

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,471)	$(2,611)	$(7,118)	$(6,254)
Other comprehensive income:
Unrealized (loss) gain on interest rate hedges	(796)	854	(713)	521
Reclassification of unrealized loss on interest rate derivatives to earnings	510	509	1,020	1,019
Comprehensive loss	$(3,757)	$(1,248)	$(6,811)	$(4,714)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350
Net loss	—	—	—	(7,118)	—	(7,118)	—	(7,118)
Unrealized loss on interest rate hedges	—	—	—	—	(713)	(713)	—	(713)
Amortization of swap settlements	—	—	—	—	1,020	1,020	—	1,020
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends ($0.36 per common share)	—	—	—	(31,801)	—	(31,801)	—	(31,801)
Share grants, net of forfeitures and tax withholdings	144	1	2,411	—	—	2,412	—	2,412
Balance, June 30, 2024	88,011	$880	$1,737,941	$(608,310)	$(12,651)	$1,117,860	$285	$1,118,145

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(6,254)	—	(6,254)	—	(6,254)
Unrealized gain on interest rate hedges	—	—	—	—	521	521	—	521
Amortization of swap settlements	—	—	—	—	1,019	1,019	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.36 per common share)	—	—	—	(31,677)	—	(31,677)	—	(31,677)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	247	3	3,037	—	—	3,040	—	3,040
Balance, June 30, 2023	87,809	$878	$1,733,388	$(490,939)	$(12,693)	$1,230,634	$294	$1,230,928

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2024	88,003	$880	$1,736,524	$(588,923)	$(12,365)	$1,136,116	$288	$1,136,404
Net loss	—	—	—	(3,471)	—	(3,471)	—	(3,471)
Unrealized loss on interest rate hedges	—	—	—	—	(796)	(796)	—	(796)
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends ($0.18 per common share)	—	—	—	(15,916)	—	(15,916)	—	(15,916)
Share grants, net of share grant amortization and forfeitures	8	—	1,417	—	—	1,417	—	1,417
Balance, June 30, 2024	88,011	$880	$1,737,941	$(608,310)	$(12,651)	$1,117,860	$285	$1,118,145

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2023	87,709	$877	$1,731,701	$(472,503)	$(14,056)	$1,246,019	$296	$1,246,315
Net loss	—	—	—	(2,611)	—	(2,611)	—	(2,611)
Unrealized gain on interest rate hedges	—	—	—	—	854	854	—	854
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,825)	—	(15,825)	—	(15,825)
Shares issued under Dividend Reinvestment Program	14	—	249	—	—	249	—	249
Share grants, net of forfeitures and tax withholdings	86	1	1,438	—	—	1,439	—	1,439
Balance, June 30, 2023	87,809	$878	$1,733,388	$(490,939)	$(12,693)	$1,230,634	$294	$1,230,928

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(7,118)	$(6,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,838	42,951
Credit losses on lease related receivables	2,548	1,512
Share-based compensation expense	2,135	2,599
Net amortization of debt premiums, discounts and related financing costs	2,117	2,101
Loss on extinguishment of debt	—	54
Gain on land easements	(1,410)	—
Changes in operating other assets	(666)	119
Changes in operating other liabilities	3,629	3,168
Net cash provided by operating activities	50,073	46,250
Cash flows from investing activities
Capital improvements to real estate	(21,487)	(9,890)
Non-real estate capital improvements	(59)	(293)
Payments received for land easements	3,862	—
Net cash used in investing activities	(17,684)	(10,183)
Cash flows from financing activities
Line of credit repayments, net	(1,000)	(31,000)
Dividends paid	(31,843)	(30,777)
Repayments of unsecured term loan debt	—	(100,000)
Proceeds from term loan	—	125,000
Payment of financing costs	—	(844)
Distributions to noncontrolling interests	(5)	(4)
Proceeds from dividend reinvestment program	—	497
Payment of tax withholdings for restricted share awards	(187)	(1,350)
Net cash used in financing activities	(33,035)	(38,478)
Net decrease in cash, cash equivalents and restricted cash	(646)	(2,411)
Cash, cash equivalents and restricted cash at beginning of period	8,538	9,852
Cash, cash equivalents and restricted cash at end of period	$7,892	$7,441

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$16,140	$10,495
Change in accrued capital improvements and development costs	(5,339)	3,395
Dividend payable	15,905	15,834

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,629	$5,554
Restricted cash	2,263	1,887
Cash, cash equivalents and restricted cash	$7,892	$7,441
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended June 30, 2024 and June 30, 2023 as the “2024 Quarter” and the “2023 Quarter,” respectively, and the six months ended June 30, 2024 and June 30, 2023 as the “2024 Period” and the “2023 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both June 30, 2024 and December 31, 2023, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (“Topic 848”), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. During the first quarter of 2023, we executed an amendment to the $700.0 million unsecured revolving credit facility (“Revolving Credit Facility”) to convert the benchmark interest rate from LIBOR to an adjusted SOFR ("Secured Overnight Financing Rate"). We elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of this guidance did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, of the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires a disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The new standard will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025 on a retrospective basis. We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

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

Lease expense for the operating lease is recognized on a straight-line basis over the expected lease term and is included in “General and administrative expenses.”

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of June 30, 2024, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes.

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

We did not sell or classify any properties as held for sale during the 2024 Period or in 2023.

As of June 30, 2024, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2024 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2024. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

During the third quarter of 2021, we entered into a second amended and restated credit agreement (the “2021 Credit Agreement”) which provided for the Revolving Credit Facility with aggregate revolving loan commitments of $700 million and the continuation of an existing $250.0 million unsecured term loan (“2018 Term Loan”). Under the 2021 Credit Agreement, the Revolving Credit Facility had a four-year term ending in August 2025, with two six-month extension options. The 2021 Credit Agreement included an accordion feature that allowed us to increase the aggregate facility to $1.5 billion, subject to the lenders’ agreement to provide additional revolving loan commitments or term loans.

During the first quarter of 2023, we executed an amendment to the 2021 Credit Agreement to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. Pursuant to this amendment, the Revolving Credit Facility accrued interest at a rate of adjusted SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility requires the payment of a facility fee ranging from 0.10% to 0.30% (in each case, depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage. As of June 30, 2024, the interest rate on the Revolving Credit Facility was based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 5.33% and the facility fee was 0.20%.

As of June 30, 2024, all outstanding advances for the Revolving Credit Facility were due and payable upon maturity in August 2025, unless extended pursuant to one or both of the two six-month extension options. Interest only payments were due and payable generally on a monthly basis.

The amount of the Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2024 was as follows (in thousands):

Committed capacity	$700,000
Borrowings outstanding	(156,000)
Unused and available	$544,000

We executed borrowings and repayments on the Revolving Credit Facility during the 2024 Period as follows (in thousands):

Balance, December 31, 2023	$157,000
Borrowings	70,000
Repayments	(71,000)
Balance, June 30, 2024	$156,000

Subsequent to the 2024 Quarter, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and Restated Revolving Credit Facility has a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility will bear interest, at Elme Communities’ option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on Elme Communities’ credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon Elme Communities’ credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement requires the payment of a facility fee equal to 0.10% to 0.30% (depending on Elme

Communities’ credit rating) on the $500.0 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%.

All outstanding advances for the Amended and Restated Revolving Credit Facility are due and payable upon maturity in July 2028, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

NOTE 5: NOTES PAYABLE

During the first quarter of 2023, we entered into a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of adjusted SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the $100.0 million 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility.

Subsequent to the 2024 Quarter, we entered into a first amendment of the 2023 Term Loan (the “Term Loan Amendment”). The Term Loan Amendment implements various covenant and technical amendments to make the 2023 Term Loan consistent with corresponding provisions in the Amended Credit Agreement. The Term Loan Amendment does not change the maturity or any of the pricing terms of the term loan outstanding under the 2023 Term Loan.

NOTE 6: DERIVATIVE INSTRUMENTS

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.

During the 2024 Quarter, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).

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

The fair values of the interest rate swaps as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2024	December 31, 2023
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$587	$740
Interest rate swap	50,000	July 21, 2023	January 10, 2025	392	494
Interest rate swap	100,000	January 10, 2025	January 10, 2026	(305)	—
Interest rate swap	50,000	January 10, 2025	January 10, 2026	(153)	—
				$521	$1,234

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains and losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized (loss) gain on interest rate hedges	$(796)	$854	$(713)	$521

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.9 million related to our outstanding interest rate swap arrangements will be reclassified as a net decrease to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$509	$1,020	$1,019

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2024, the fair value of derivative assets, including accrued interest, was $1.0 million and the fair value of derivative liabilities was $0.5 million. As of June 30, 2024, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2024 and December 31, 2023 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,371	$2,371	$—	$—	$1,984	$1,984	$—	$—
Interest rate derivatives	979	—	979	—	1,234	—	1,234	—
Liabilities:
Interest rate derivatives	$(458)	$—	$(458)	$—	$—	$—	$—	$—

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

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2024 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2024 and December 31, 2023, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$5,629	$5,629	$5,984	$5,984
Restricted cash	2,263	2,263	2,554	2,554
Line of credit	156,000	156,000	157,000	157,000
Notes payable, net	522,734	467,660	522,345	466,668

NOTE 8: SHARE-BASED COMPENSATION

Elme Communities maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Washington Real Estate Investment Trust 2016 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our board of trustees in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan, as amended, allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.0 million and $1.4 million for the 2024 Quarter and 2023 Quarter, respectively, and $2.1 million and $2.6 million for the 2024 Period and 2023 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.9 million and $4.0 million for the 2024 Period and 2023 Period, respectively.

The total unvested restricted share awards at June 30, 2024 was 436,834 shares, which had a weighted average grant date fair value of $16.96 per share. As of June 30, 2024, the total compensation cost related to unvested restricted share awards was $5.2 million, which we expect to recognize over a weighted average period of 24 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(3,471)	$(2,611)	$(7,118)	$(6,254)
Allocation of earnings to unvested restricted share awards	(79)	(68)	(158)	(138)
Adjusted net loss	$(3,550)	$(2,679)	$(7,276)	$(6,392)
Denominator:
Weighted average shares outstanding – basic and diluted	87,910	87,741	87,898	87,695

Basic net loss per common share	$(0.04)	$(0.03)	$(0.08)	$(0.07)
Diluted net loss per common share	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and six months ended June 30, 2024 and 2023 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended June 30, 2024
	Residential	Other (1)	Consolidated
Real estate rental revenue	$55,492	$4,611	$60,103
Real estate expenses	20,622	1,360	21,982
Net operating income	$34,870	$3,251	$38,121
Other income (expense):
Property management expenses			(2,175)
General and administrative expenses			(6,138)
Depreciation and amortization			(23,895)
Interest expense			(9,384)
Net loss			$(3,471)
Capital expenditures	$7,872	$52	$7,924
Total assets	$1,738,354	$123,121	$1,861,475

	Three Months Ended June 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$52,100	$4,499	$56,599
Real estate expenses	19,054	1,204	20,258
Net operating income	$33,046	$3,295	$36,341
Other expense:
Property management expenses			(2,178)
General and administrative expenses			(6,680)
Transformation costs			(2,454)
Depreciation and amortization			(21,415)
Interest expense			(6,794)
Other income			569
Net loss			$(2,611)
Capital expenditures	$4,130	$262	$4,392
Total assets	$1,664,947	$173,552	$1,838,499

(1) Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.

	Six Months Ended June 30, 2024
	Residential	Other (1)	Consolidated
Real estate rental revenue	$110,363	9,253	$119,616
Real estate expenses	40,980	2,721	43,701
Net operating income	$69,383	$6,532	$75,915
Other income (expense):
Property management expenses			(4,393)
General and administrative expenses			(12,334)
Depreciation and amortization			(48,838)
Interest expense			(18,878)
Other income			1,410
Net loss			$(7,118)
Capital expenditures	$21,437	$109	$21,546

	Six Months Ended June 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	103,091	9,317	$112,408
Real estate expenses	37,198	2,581	39,779
Net operating income	$65,893	$6,736	$72,629
Other income (expense):
Property management expenses			(3,947)
General and administrative expenses			(13,521)
Transformation costs			(5,354)
Depreciation and amortization			(42,951)
Interest expense			(13,625)
Loss on extinguishment of debt			(54)
Other income			569
Net loss			$(6,254)
Capital expenditures	$9,547	$636	$10,183
______________________________
(1)     Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.

NOTE 11: SHAREHOLDERS' EQUITY

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350,000,000 of Elme Communities’ common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program.

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2024 Period or 2023 Period.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

We did not issue common shares under the dividend reinvestment program during the 2024 Period. Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2023 were as follows ($ in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Issuance of common shares	14	28
Weighted average price per share	$17.62	$17.64
Net proceeds	$249	$497

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

We refer to the three months ended June 30, 2024 and June 30, 2023 as the “2024 Quarter” and the “2023 Quarter,” respectively and the six months ended June 30, 2024 and June 30, 2023 as the “2024 Period” and “2023 Period,” respectively.

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
•Results of Operations. Discussion of our financial results comparing the 2024 Quarter to the 2023 Quarter and the 2024 Period to the 2023 Period.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of June 30, 2024, we owned approximately 9,400 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

In June 2024, as part of our previously announced centralization initiatives, we launched our shared services department, known as Elme Resident Services, which focuses on providing elevated customer service to our residents and onsite teams by streamlining community operations across our multifamily portfolio and enhancing process efficiencies across resident account management, collections and renewals.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net loss	$(3,471)	$(2,611)	$(860)	32.9%
NOI (1)	$38,121	$36,341	$1,780	4.9%
NAREIT FFO (2)	$20,424	$18,804	$1,620	8.6%
______________________________
(1) See page 25 of the MD&A for a reconciliation of NOI to net income.
(2) See page 34 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to higher interest expense ($2.6 million), higher depreciation and amortization expenses ($2.5 million), and lower other income ($0.6 million) in the 2024 Quarter. These were partially offset by lower transformation costs (as described in Note 2 to the consolidated financial statements) ($2.5 million), higher NOI ($1.8 million) and lower general and administrative expenses ($0.5 million).

The increase in NOI is primarily due to the acquisition of Elme Druid Hills ($1.4 million) in the third quarter of 2023 and higher NOI from same-store properties ($0.4 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 94.6% as of June 30, 2024 from 95.4% as of June 30, 2023.

The higher NAREIT FFO is primarily due to lower transformation costs ($2.5 million), higher NOI ($1.8 million) and lower general and administrative expenses ($0.5 million). These were partially offset by higher interest expense ($2.6 million) and lower other income ($0.6 million).

Investment Activity

There were no significant investment transactions during the 2024 Period.
Financing Activity

As of June 30, 2024, the interest rate on the Revolving Credit Facility is based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 5.33% and the facility fee is 0.20%.

During the 2024 Quarter, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements will effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).

Subsequent to the 2024 Quarter, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and Restated Revolving Credit Facility has a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility will bear interest, at Elme Communities’ option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on Elme Communities’ credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon Elme Communities’ credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement requires the payment of a facility fee equal to 0.10% to 0.30% (depending on Elme Communities’ credit rating) on the $500 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%. As of July 29, 2024, our Amended and Restated Revolving Credit Facility has a borrowing capacity of $323.0 million.

Capital Requirements

We have no debt maturities scheduled until the first quarter of 2025. We expect to have additional capital requirements as set forth on page 27 (Liquidity and Capital Resources – Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2024 Quarter and 2023 Quarter and the 2024 Period and 2023 Period.
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

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net loss	$(3,471)	$(2,611)	$(860)	32.9%
Adjustments:
Property management expenses	2,175	2,178	(3)	(0.1)%
General and administrative expenses	6,138	6,680	(542)	(8.1)%
Transformation costs	—	2,454	(2,454)	(100.0)%
Real estate depreciation and amortization	23,895	21,415	2,480	11.6%
Interest expense	9,384	6,794	2,590	38.1%
Other income	—	(569)	569	(100.0)%
Total net operating income (NOI)	$38,121	$36,341	$1,780	4.9%

Residential revenue:
Same-store portfolio	$53,021	$52,100	$921	1.8%
Acquisition (1)	2,471	—	2,471	100.0%
Total	55,492	52,100	3,392	6.5%
Residential expenses:
Same-store portfolio	19,505	19,000	505	2.7%
Acquisition	1,060	—	1,060	100.0%
Development	57	54	3	5.6%
Total	20,622	19,054	1,568	8.2%
Residential NOI:
Same-store portfolio	33,516	33,100	416	1.3%
Acquisition	1,411	—	1,411	100.0%
Development	(57)	(54)	(3)	5.6%
Total	34,870	33,046	1,824	5.5%
Other NOI (2)	3,251	3,295	(44)	(1.3)%
Total NOI	$38,121	$36,341	$1,780	4.9%
 ______________________________
(1)Acquisition:
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
Real estate rental revenue from same-store residential properties increased $0.9 million, or 1.8%, to $53.0 million for the 2024 Quarter, compared to $52.1 million for the 2023 Quarter, primarily due to higher rental income ($1.5 million), partially offset by higher vacancy loss ($0.4 million) and higher credit losses ($0.2 million).

Real estate rental revenue from acquisition increased $2.5 million due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Average occupancy for residential properties for the 2024 Quarter and 2023 Quarter was as follows:

June 30, 2024			June 30, 2023			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.6%	92.4%	94.5%	95.4%	N/A	95.4%	(0.8)%	N/A	(0.9)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Marietta, Elme Eagles Landing, Elme Sandy Springs, Elme Cumberland, and Roosevelt Towers, partially offset by higher average occupancy at Elme Manassas and Elme Leesburg.

Residential Expenses

Residential real estate expenses as a percentage of residential revenue for the 2024 Quarter and the 2023 Quarter were 37.2% and 36.6%, respectively.

Real estate expenses from same-store residential properties increased $0.5 million, or 2.7%, to $19.5 million for the 2024 Quarter, compared to $19.0 million for the 2023 Quarter, primarily due to higher utilities ($0.3 million), higher administrative ($0.3 million), higher insurance ($0.3 million) and higher real estate tax ($0.2 million) expenses. The increase is partially offset by lower turnover ($0.2 million), lower contract maintenance ($0.2 million) and lower personnel ($0.1 million) expenses.

Real estate expenses from acquisition increased $1.1 million due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Other Income and Expenses

General and administrative expenses: Decrease of $0.5 million primarily due to higher internal management fee offset ($0.6 million), lower incentive compensation ($0.3 million) and lower professional ($0.2 million) expenses. These were partially offset by higher payroll ($0.4 million) and higher employee benefits ($0.2 million) expenses.

Transformation costs: Decrease of $2.5 million during the 2024 Quarter due to completion of strategic transformation in 2023.

Real estate depreciation and amortization: Increase of $2.5 million primarily due to higher depreciation and amortization at same-store residential properties ($1.8 million) and Elme Druid Hills ($1.4 million). These increases were partially offset by lower depreciation and amortization at Watergate 600 ($0.7 million).
Interest expense: Interest expense by debt type for the three months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2024	2023	$ Change	% Change
Notes payable	$6,118	$5,545	$573	10.3%
Line of credit	3,266	1,249	2,017	161.5%
Total	$9,384	$6,794	$2,590	38.1%

•Notes payable: Increase primarily due to a higher effective interest rate on the $125.0 million 2023 Term Loan executed in January 2023.

•Line of credit: Increase primarily due to higher weighted average borrowings of $161.5 million and a weighted average interest rate of 6.3% in the 2024 Quarter, as compared to weighted average borrowings of $36.6 million and a weighted average interest rate of 5.9% in the 2023 Quarter.

Other income: Income of $0.6 million during the 2023 Quarter consists of tax refunds received for office properties sold in prior years.

2024 Period Compared to 2023 Period

The following tables reconcile net loss to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in the 2024 Period compared to the 2023 Period. All amounts are in thousands, except percentage amounts.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net loss	$(7,118)	$(6,254)	$(864)	13.8%
Adjustments:
Property management expenses	4,393	3,947	446	11.3%
General and administrative expenses	12,334	13,521	(1,187)	(8.8)%
Transformation costs	—	5,354	(5,354)	(100.0)%
Real estate depreciation and amortization	48,838	42,951	5,887	13.7%
Interest expense	18,878	13,625	5,253	38.6%
Loss on extinguishment of debt, net	—	54	(54)	(100.0)%
Other income	(1,410)	(569)	(841)	147.8%
Total net operating income (NOI)	$75,915	$72,629	$3,286	4.5%

Residential revenue:
Same-store portfolio	$105,395	$103,091	$2,304	2.2%
Acquisition (1)	4,968	—	4,968	100.0%
Total	110,363	103,091	7,272	7.1%
Residential expenses:
Same-store portfolio	38,859	37,086	1,773	4.8%
Acquisition	2,007	—	2,007	100.0%
Development	114	112	2	1.8%
Total	40,980	37,198	3,782	10.2%
Residential NOI:
Same-store portfolio	66,536	66,005	531	0.8%
Acquisition	2,961	—	2,961	100.0%
Development	(114)	(112)	(2)	1.8%
Total	69,383	65,893	3,490	5.3%
Other NOI (2)	6,532	6,736	(204)	(3.0)%
Total NOI	$75,915	$72,629	$3,286	4.5%
 ______________________________
(1)Acquisition:
2023: Elme Druid Hills
(2)Other: Watergate 600

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
Real estate rental revenue from same-store residential properties increased $2.3 million, or 2.2%, to $105.4 million for the 2024 Period, compared to $103.1 million for the 2023 Period, primarily due to higher rental income ($3.2 million) and higher recoveries ($0.8 million), partially offset by higher credit losses ($0.9 million) and higher vacancy loss ($0.9 million).

Real estate rental revenue from acquisition increased $5.0 million due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Average occupancy for residential properties for the 2024 Period and 2023 Period was as follows:

June 30, 2024			June 30, 2023			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.5%	92.4%	94.4%	95.4%	NA	95.4%	(0.9)%	NA	(1.0)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Eagles Landing, Elme Marietta, Elme Sandy Springs and Elme Cumberland, partially offset by higher average occupancy at Elme Leesburg.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2024 Period and 2023 Period were 37.1% and 36.1%, respectively.

Real estate expenses from same-store residential properties increased by $1.8 million, or 4.8%, to $38.9 million for the 2024 Period, compared to $37.1 million for the six months ended June 30, 2023, primarily due to higher insurance ($0.6 million), higher real estate taxes ($0.5 million), higher utilities ($0.5 million), higher administrative ($0.5 million) and higher contract maintenance ($0.2 million) expenses. The increase is partially offset by lower personnel ($0.5 million) expenses.

Real estate expenses from acquisitions increased $2.0 million due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Other NOI

Other NOI decreased ($0.2 million) due to higher operating expenses at Watergate 600.

Other Income and Expenses

Property management expenses: Increase of $0.4 million primarily due to higher internal management fee expenses at same-store properties ($0.2 million) and the acquisition of Elme Druid Hills during the third quarter of 2023 ($0.2 million).

General and administrative expenses: Decrease of $1.2 million primarily due to higher internal management fee offset ($2.0 million), lower rent for our corporate office ($0.4 million), lower severance ($0.3 million) and corporate office moving ($0.3 million) expenses. These were partially offset by higher payroll ($1.1 million), higher employee benefits ($0.4 million) and higher software expenses ($0.3 million).

Transformation costs: Decrease of $5.4 million due to completion of strategic transformation in 2023.

Real estate depreciation and amortization: Increase of $5.9 million primarily due to higher depreciation and amortization at Elme Druid Hills ($4.3 million) and at same-store residential properties ($3.2 million). The increase was partially offset by lower depreciation and amortization at Watergate 600 ($1.6 million).

Interest expense: Interest expense by debt type for the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2024	2023	$ Change	% Change
Notes payable	$12,238	$10,999	$1,239	11.3%
Line of credit	6,640	2,626	4,014	152.9%
Total	$18,878	$13,625	$5,253	38.6%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Line of credit: Increase primarily due to higher weighted average borrowings of $164.9 million and a weighted average interest rate of 6.3% in the 2024 Period, as compared to weighted average borrowings of $40.7 million and a weighted average interest rate of 6.0% in the 2023 Period.

Other Income: Other income during the 2024 Period consists of additional payments received with respect to easements previously conveyed at The Wellington and Takoma Park, a previously owned retail property. Income of $0.6 million during the 2023 Period consists of tax refunds received for office properties sold in prior years.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital commitments, acquisitions and contractual obligations, as well as the payment of dividends and funding possible growth opportunities. We executed strategic transactions that will allow us to continue pursuing residential expansion in Sunbelt markets, meet our debt obligations for the next twelve months, and pay a dividend on a quarterly basis.

We also believe we have adequate liquidity beyond 2024, with no debt maturities until 2025 and only $281.0 million of scheduled debt maturities prior to 2028, based on current amounts outstanding under our Revolving Credit Facility as of June 30, 2024. Following the execution of the Amended and Restated Revolving Credit Facility, we had only $125.0 million of scheduled debt maturities prior to 2028. As of July 29, 2024, we had cash and cash equivalents totaling $5.1 million and a borrowing capacity of $323.0 million on our Amended and Restated Revolving Credit Facility, resulting in a total liquidity position of $328.1 million.

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

Capital Requirements

As of the end of the 2024 Period, our full-year 2024 capital requirements are summarized below:
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

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our Amended and Restated Revolving Credit Facility, bank term loans and mortgages to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we will seek to “ladder” the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

As of June 30, 2024, our future debt principal payments are scheduled as follows (in thousands), before giving effect to the Amended Credit Agreement entered into in July 2024:

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2024	$—		$—		$—	—%
2025	125,000	(1)	156,000	(2)	281,000	5.6%
2026	—		—		—	—%
2027	—		—		—	—%
2028	50,000		—		50,000	7.4%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	$525,000		$156,000		$681,000	4.9%
Net discounts/premiums	(82)		—		(82)
Loan costs, net of amortization	(2,184)		—		(2,184)
Total maturities	$522,734		$156,000		$678,734	4.9%
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
(2) As of June 30, 2024, the credit facility had an August 2025 maturity date, with two six-month extension options. On July 10, 2024, we executed the Amended Credit Agreement that provides for a revolving credit facility of $500.0 million that matures in July 2028, with two six-month extension options.

As of June 30, 2024, the weighted average maturity for our debt is 4.0 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Covenants

Pursuant to the terms of our 2021 Credit Agreement and, subsequent to June 30, 2024, the Amended Credit Agreement, 2023 Term Loan and unsecured notes, we are subject to customary operating covenants and maintenance of various financial ratios.

Failure to comply with any of the covenants under our 2021 Credit Agreement, and, subsequent to June 30, 2024, the Amended Credit Agreement, 2023 Term Loan, unsecured notes or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of June 30, 2024, we were in compliance with the covenants related to our 2021 Credit Agreement, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.0 million shares were outstanding at June 30, 2024.

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350,000,000 of Elme Communities’ common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program.

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2024 Period or 2023 Period.

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We intend to use the proceeds of the sale of any newly issued common shares issued under this program, if any, for general corporate purposes.

We did not issue common shares under the dividend reinvestment program during the 2024 Period. Our issuances and net proceeds on the dividend reinvestment program for the three and six months ended June 30, 2023 were as follows ($ in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Issuance of common shares	14	28
Weighted average price per share	$17.62	$17.64
Net proceeds	$249	$497

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of June 30, 2024, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net cash provided by operating activities	$50,073	$46,250	$3,823	8.3%
Net cash used in investing activities	(17,684)	(10,183)	(7,501)	73.7%
Net cash used in financing activities	(33,035)	(38,478)	5,443	(14.1)%

Net cash provided by operating activities increased primarily due to higher rental revenue from the acquisition of Elme Druid Hills during the third quarter of 2023 and from same-store communities.

Net cash used in investing activities increased primarily due to higher expenditures on capital improvements to our communities during the 2024 Period.

Net cash used in financing activities decreased primarily due to lower net repayments on the 2021 Credit Agreement during the 2024 Period and the repayment of the $100.0 million 2018 Term Loan during the 2023 Period, partially offset by executing the $125.0 million 2023 Term Loan during the 2023 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2024 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,471)	$(2,611)	$(7,118)	$(6,254)
Adjustments:
Depreciation and amortization	23,895	21,415	48,838	42,951
NAREIT FFO	$20,424	$18,804	$41,720	$36,697

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and six months ended June 30, 2024. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on June 30, 2024 (in thousands):

	2024	2025		2026	2027	2028	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$—	50,000	$350,000	$525,000	$467,660
Interest payments	$11,954	$18,154		$17,995	$17,995	$16,155	$28,061	$110,314
Interest rate on debt maturities	—%	5.6%			—%	7.4%	4.1%	4.9%
Unsecured variable rate debt
Principal	$—	$156,000		$—	$—	$—	$—	$156,000	$156,000
Variable interest rate on debt maturities				6.3%				6.3%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2024 and December 31, 2023 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2024	December 31, 2023
$75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	$587	$740
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	392	494
100,000	4.719%	USD-SOFR	1/10/2025	1/10/2026	(305)	—
50,000	4.720%	USD-SOFR	1/10/2025	1/10/2026	(153)	—
					$521	$1,234

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years. The Company did not repurchase any shares under the program during the 2024 Quarter. The share repurchase program is scheduled to expire on October 25, 2025, and there are $50.0 million of the Company’s common shares of beneficial interest that may yet be repurchased under the repurchase program as of June 30, 2024.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2024, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
10.1
Third Amended and Restated Credit Agreement, dated July 10, 2024, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent
X
10.2	Elme Communities 2016 Omnibus Incentive Plan (as amended and restated effective as of May 30, 2024)	8-K	001-06622	10.1	6/04/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: August 2, 2024