Form 10-Q
period 2024-09-30
Elme Communities
filed 2024-11-05
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, 88,010,278 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Land	$383,808	$384,097
Income producing property	1,986,596	1,960,020
	2,370,404	2,344,117
Accumulated depreciation and amortization	(595,533)	(528,024)
Net income producing property	1,774,871	1,816,093
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,805,851	1,847,073
Cash and cash equivalents	4,840	5,984
Restricted cash	2,358	2,554
Rents and other receivables	12,676	17,642
Prepaid expenses and other assets	27,434	26,775
Total assets	$1,853,159	$1,900,028
Liabilities
Notes payable, net	$522,914	$522,345
Line of credit	168,000	157,000
Accounts payable and other liabilities	36,295	38,997
Dividend payable	15,906	15,863
Advance rents	4,801	5,248
Tenant security deposits	6,270	6,225
Total liabilities	754,186	745,678
Equity
Shareholders’ equity
Preferred shares, $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 88,010 and 87,867 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively	880	879
Additional paid in capital	1,739,319	1,735,530
Distributions in excess of net income	(627,186)	(569,391)
Accumulated other comprehensive loss	(14,323)	(12,958)
Total shareholders’ equity	1,098,690	1,154,060
Noncontrolling interests in subsidiaries	283	290
Total equity	1,098,973	1,154,350
Total liabilities and equity	$1,853,159	$1,900,028
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Real estate rental revenue	$61,055	$56,651	$180,671	$169,059
Expenses
Property operating and maintenance	14,095	12,696	41,555	38,360
Real estate taxes and insurance	8,163	7,101	24,404	21,216
Property management	2,235	1,935	6,628	5,882
General and administrative	6,354	6,370	18,688	19,891
Transformation costs	—	985	—	6,339
Depreciation and amortization	23,474	21,904	72,312	64,855
Real estate impairment	—	41,860	—	41,860
	54,321	92,851	163,587	198,403
Real estate operating income	6,734	(36,200)	17,084	(29,344)
Other income (expense)
Interest expense	(9,557)	(7,418)	(28,435)	(21,043)
Loss on extinguishment of debt	(147)	—	(147)	(54)
Other income	—	—	1,410	569
	(9,704)	(7,418)	(27,172)	(20,528)
Net loss	$(2,970)	$(43,618)	$(10,088)	$(49,872)

Basic net loss per common share	$(0.03)	$(0.50)	$(0.12)	$(0.57)

Diluted net loss per common share	$(0.03)	$(0.50)	$(0.12)	$(0.57)

Weighted average shares outstanding – basic	87,930	87,759	87,909	87,717
Weighted average shares outstanding – diluted	87,930	87,759	87,909	87,717

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(2,970)	$(43,618)	$(10,088)	$(49,872)
Other comprehensive income:
Unrealized (loss) gain on interest rate hedges	(2,181)	(149)	(2,894)	372
Reclassification of unrealized loss on interest rate derivatives to earnings	509	510	1,529	1,529
Comprehensive loss	$(4,642)	$(43,257)	$(11,453)	$(47,971)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350
Net loss	—	—	—	(10,088)	—	(10,088)	—	(10,088)
Unrealized loss on interest rate hedges	—	—	—	—	(2,894)	(2,894)	—	(2,894)
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends ($0.54 per common share)	—	—	—	(47,707)	—	(47,707)	—	(47,707)
Share grants, net of forfeitures and tax withholdings	143	1	3,789	—	—	3,790	—	3,790
Balance, September 30, 2024	88,010	$880	$1,739,319	$(627,186)	$(14,323)	$1,098,690	$283	$1,098,973

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(49,872)	—	(49,872)	—	(49,872)
Unrealized gain on interest rate hedges	—	—	—	—	372	372	—	372
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Dividends ($0.54 per common share)	—	—	—	(47,562)	—	(47,562)	—	(47,562)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	270	3	4,306	—	—	4,309	—	4,309
Balance, September 30, 2023	87,832	$878	$1,734,657	$(550,442)	$(12,332)	$1,172,761	$292	$1,173,053

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2024	88,011	$880	$1,737,941	$(608,310)	$(12,651)	$1,117,860	$285	$1,118,145
Net loss	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Unrealized loss on interest rate hedges	—	—	—	—	(2,181)	(2,181)	—	(2,181)
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,906)	—	(15,906)	—	(15,906)
Share grants, net of share grant amortization and forfeitures	(1)	—	1,378	—	—	1,378	—	1,378
Balance, September 30, 2024	88,010	$880	$1,739,319	$(627,186)	$(14,323)	$1,098,690	$283	$1,098,973

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2023	87,809	$878	$1,733,388	$(490,939)	$(12,693)	$1,230,634	$294	$1,230,928
Net loss	—	—	—	(43,618)	—	(43,618)	—	(43,618)
Unrealized loss on interest rate hedges	—	—	—	—	(149)	(149)	—	(149)
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,885)	—	(15,885)	—	(15,885)
Share grants, net of forfeitures and tax withholdings	23	—	1,269	—	—	1,269	—	1,269
Balance, September 30, 2023	87,832	$878	$1,734,657	$(550,442)	$(12,332)	$1,172,761	$292	$1,173,053

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(10,088)	$(49,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,312	64,855
Credit losses on lease related receivables	4,046	2,876
Real estate impairment	—	41,860
Share-based compensation expense	3,714	4,031
Net amortization of debt premiums, discounts and related financing costs	3,268	3,160
Loss on extinguishment of debt	147	54
Gain on land easements	(1,410)	—
Changes in operating other assets	(3,239)	(10,591)
Changes in operating other liabilities	1,989	5,443
Net cash provided by operating activities	70,739	61,816
Cash flows from investing activities
Real estate acquisitions, net	—	(107,595)
Capital improvements to real estate	(33,356)	(22,293)
Non-real estate capital improvements	(128)	(395)
Payments received for land easements	3,862	—
Net cash used in investing activities	(29,622)	(130,283)
Cash flows from financing activities
Line of credit borrowings, net	11,000	94,000
Dividends paid	(47,749)	(48,495)
Repayments of unsecured term loan debt	—	(100,000)
Proceeds from term loan	—	125,000
Payment of financing costs	(5,500)	(844)
Distributions to noncontrolling interests	(7)	(6)
Proceeds from dividend reinvestment program	—	497
Payment of tax withholdings for restricted share awards	(201)	(1,354)
Net cash (used in) provided by financing activities	(42,457)	68,798
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,340)	331
Cash, cash equivalents and restricted cash at beginning of period	8,538	9,852
Cash, cash equivalents and restricted cash at end of period	$7,198	$10,183

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$28,140	$20,066
Change in accrued capital improvements and development costs	(6,749)	7,343
Dividend payable	15,906	15,868

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,840	$8,079
Restricted cash	2,358	2,104
Cash, cash equivalents and restricted cash	$7,198	$10,183
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended September 30, 2024 and September 30, 2023 as the “2024 Quarter” and the “2023 Quarter,” respectively, and the nine months ended September 30, 2024 and September 30, 2023 as the “2024 Period” and the “2023 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both September 30, 2024 and December 31, 2023, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (“Topic 848”), which was amended in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848). Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in Topic 848 is optional and may be elected through December 31, 2024 as reference rate reform activities occur. During the first quarter of 2023, we executed an amendment to the unsecured revolving credit facility (“Revolving Credit Facility”) to convert the benchmark interest rate from LIBOR to an adjusted SOFR ("Secured Overnight Financing Rate"). We elected to apply the optional expedients in Topic 848 to (i) assert that the hedged interest payments remain probable regardless of any expected modification in terms related to reference rate reform, and (ii) continue the method of assessing effectiveness as documented in the original hedge documentation so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of September 30, 2024, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes.

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

As of September 30, 2024, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2024 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of September 30, 2024. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

NOTE 4: UNSECURED LINE OF CREDIT PAYABLE

During the 2024 Quarter, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and Restated Revolving Credit Facility has a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility will bear interest, at our option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on our credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement requires the payment of a facility fee equal to 0.10% to 0.30% (depending on our credit rating) on the $500.0 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%.

As of September 30, 2024, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 4.96% and the facility fee was 0.20%.

All outstanding advances for the Amended and Restated Revolving Credit Facility are due and payable upon maturity in July 2028, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Amended and Restated Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2024 was as follows (in thousands):

Committed capacity	$500,000
Borrowings outstanding	(168,000)
Unused and available	$332,000

We executed borrowings and repayments on the Amended and Restated Revolving Credit Facility during the 2024 Period as follows (in thousands):

Balance, December 31, 2023	$157,000
Borrowings	114,000
Repayments	(103,000)
Balance, September 30, 2024	$168,000

NOTE 5: NOTES PAYABLE

During the first quarter of 2023, we entered into a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of adjusted SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan has a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the remaining $100.0 million portion of the $250.0 million unsecured term loan (the “2018 Term Loan”) in full and a portion of our borrowings under our Revolving Credit Facility.

During the 2024 Quarter, we entered into a first amendment of the 2023 Term Loan (the “Term Loan Amendment”). The Term Loan Amendment implements various covenant and technical amendments to make the 2023 Term Loan consistent with corresponding provisions in the Amended Credit Agreement. The Term Loan Amendment does not change the maturity or any of the pricing terms of the term loan outstanding under the 2023 Term Loan.

NOTE 6: DERIVATIVE INSTRUMENTS

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s maturity date of January 10, 2025.

During the second quarter of 2024, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).

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

The fair values of the interest rate swaps as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2024	December 31, 2023
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$197	$740
Interest rate swap	50,000	July 21, 2023	January 10, 2025	132	494
Interest rate swap	100,000	January 10, 2025	January 10, 2026	(1,325)	—
Interest rate swap	50,000	January 10, 2025	January 10, 2026	(663)	—
				$(1,659)	$1,234

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains and losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized (loss) gain on interest rate hedges	$(2,181)	$(149)	$(2,894)	$372

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.0 million related to our outstanding interest rate swap arrangements will be reclassified as a net increase to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss reclassified from accumulated other comprehensive loss into interest expense	$509	$510	$1,529	$1,529

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2024, the fair value of derivative assets, including accrued interest, was $0.3 million and the fair value of derivative liabilities was $2.0 million. As of September 30, 2024, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2024 and December 31, 2023 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,574	$2,574	$—	$—	$1,984	$1,984	$—	$—
Interest rate derivatives	329	—	329	—	1,234	—	1,234	—
Liabilities:
Interest rate derivatives	$(1,988)	$—	$(1,988)	$—	$—	$—	$—	$—

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

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2024 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2024 and December 31, 2023, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,840	$4,840	$5,984	$5,984
Restricted cash	2,358	2,358	2,554	2,554
Line of credit	168,000	168,000	157,000	157,000
Notes payable, net	522,914	482,500	522,345	466,668

NOTE 8: SHARE-BASED COMPENSATION

Elme Communities maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our board of trustees in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan, as amended, allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.6 million and $1.4 million for the 2024 Quarter and 2023 Quarter, respectively, and $3.7 million and $4.0 million for the 2024 Period and 2023 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.0 million and $4.0 million for the 2024 Period and 2023 Period, respectively.

The total unvested restricted share awards at September 30, 2024 was 432,954 shares, which had a weighted average grant date fair value of $16.96 per share. As of September 30, 2024, the total compensation cost related to unvested restricted share awards was $4.4 million, which we expect to recognize over a weighted average period of 22 months.

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

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,970)	$(43,618)	$(10,088)	$(49,872)
Allocation of earnings to unvested restricted share awards	(78)	(71)	(236)	(209)
Adjusted net loss	$(3,048)	$(43,689)	$(10,324)	$(50,081)
Denominator:
Weighted average shares outstanding – basic and diluted	87,930	87,759	87,909	87,717

Basic net loss per common share	$(0.03)	$(0.50)	$(0.12)	$(0.57)
Diluted net loss per common share	$(0.03)	$(0.50)	$(0.12)	$(0.57)

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and nine months ended September 30, 2024 and 2023 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended September 30, 2024
	Residential	Other (1)	Consolidated
Real estate rental revenue	$56,427	$4,628	$61,055
Real estate expenses	20,820	1,438	22,258
Net operating income	$35,607	$3,190	$38,797
Other income (expense):
Property management expenses			(2,235)
General and administrative expenses			(6,354)
Depreciation and amortization			(23,474)
Interest expense			(9,557)
Loss on extinguishment of debt			(147)
Net loss			$(2,970)

Capital expenditures	$11,883	$55	$11,938
Total assets	$1,728,078	$125,081	$1,853,159

	Three Months Ended September 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	$52,065	$4,586	$56,651
Real estate expenses	18,431	1,366	19,797
Net operating income	$33,634	$3,220	$36,854
Other expense:
Property management expenses			(1,935)
General and administrative expenses			(6,370)
Transformation costs			(985)
Depreciation and amortization			(21,904)
Interest expense			(7,418)
Real estate impairment			(41,860)
Net loss			$(43,618)
Capital expenditures	$11,900	$605	$12,505
Total assets	$1,770,921	$139,352	$1,910,273

(1) Other represents Watergate 600, an office property that does not meet the qualitative or quantitative criteria for a reportable segment.

	Nine Months Ended September 30, 2024
	Residential	Other (1)	Consolidated
Real estate rental revenue	$166,790	13,881	$180,671
Real estate expenses	61,800	4,159	65,959
Net operating income	$104,990	$9,722	$114,712
Other income (expense):
Property management expenses			(6,628)
General and administrative expenses			(18,688)
Depreciation and amortization			(72,312)
Interest expense			(28,435)
Loss on extinguishment of debt			(147)
Other income			1,410
Net loss			$(10,088)
Capital expenditures	$33,320	$164	$33,484

	Nine Months Ended September 30, 2023
	Residential	Other (1)	Consolidated
Real estate rental revenue	155,156	13,903	$169,059
Real estate expenses	55,629	3,947	59,576
Net operating income	$99,527	$9,956	$109,483
Other income (expense):
Property management expenses			(5,882)
General and administrative expenses			(19,891)
Transformation costs			(6,339)
Depreciation and amortization			(64,855)
Interest expense			(21,043)
Loss on extinguishment of debt			(54)
Real estate impairment			(41,860)
Other income			569
Net loss			$(49,872)
Capital expenditures	$21,447	$1,241	$22,688
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

We did not issue common shares under the dividend reinvestment program during the 2024 Period. Our issuances and net proceeds on the dividend reinvestment program for the nine months ended September 30, 2023 were as follows ($ in thousands, except per share data):

Nine Months Ended September 30,
2023
Issuance of common shares	28
Weighted average price per share	$17.64
Net proceeds	$497

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

We refer to the three months ended September 30, 2024 and September 30, 2023 as the “2024 Quarter” and the “2023 Quarter,” respectively and the nine months ended September 30, 2024 and September 30, 2023 as the “2024 Period” and “2023 Period,” respectively.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of September 30, 2024, we owned approximately 9,400 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

In the second quarter of 2024, as part of our previously announced centralization initiatives, we launched our shared services department, known as Elme Resident Services, which focuses on providing elevated customer service to our residents and onsite teams by streamlining community operations across our multifamily portfolio and enhancing process efficiencies across resident account management, collections and renewals.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net loss	$(2,970)	$(43,618)	$40,648	(93.2)%
NOI (1)	$38,797	$36,854	$1,943	5.3%
NAREIT FFO (2)	$20,504	$20,146	$358	1.8%
______________________________
(1) See page 25 of the MD&A for a reconciliation of NOI to net income.
(2) See page 35 of the MD&A for a reconciliation of NAREIT FFO to net income.

The decrease in net loss is primarily due to real estate impairment ($41.9 million) and transformation costs ($1.0 million) (as described in Note 2 to the consolidated financial statements) in the 2023 Quarter and higher NOI ($1.9 million) in the 2024 Quarter. These were partially offset by higher interest expense ($2.1 million), higher depreciation and amortization expenses ($1.6 million), higher property management expenses ($0.3 million) and loss on extinguishment of debt ($0.1 million) in the 2024 Quarter.

The increase in NOI is primarily due to the acquisition of Elme Druid Hills ($1.2 million) in the 2023 Quarter and higher NOI from same-store properties ($0.8 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 95.2% as of September 30, 2024 from 95.4% as of September 30, 2023.

The higher NAREIT FFO is primarily due to higher NOI ($1.9 million) and lower transformation costs ($1.0 million). These were partially offset by higher interest expense ($2.1 million), higher property management expenses ($0.3 million) and higher loss on extinguishment of debt ($0.1 million).

Investment Activity

There were no significant investment transactions during the 2024 Period.
Financing Activity

During the 2024 Quarter, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and Restated Revolving Credit Facility has a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility will bear interest, at our option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on our credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement requires the payment of a facility fee equal to 0.10% to 0.30% (depending on our credit rating) on the $500.0 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%. As of November 1, 2024, our Amended and Restated Revolving Credit Facility has a borrowing capacity of $313.0 million.

As of September 30, 2024, the interest rate on the Amended and Restated Revolving Credit Facility is based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 4.96% and the facility fee is 0.20%.

During the second quarter of 2024, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements will effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).

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

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net loss	$(2,970)	$(43,618)	$40,648	(93.2)%
Adjustments:
Property management expenses	2,235	1,935	300	15.5%
General and administrative expenses	6,354	6,370	(16)	(0.3)%
Transformation costs	—	985	(985)	(100.0)%
Real estate depreciation and amortization	23,474	21,904	1,570	7.2%
Real estate impairment	—	41,860	(41,860)	100.0%
Interest expense	9,557	7,418	2,139	28.8%
Loss on extinguishment of debt, net	147	—	147	100.0%
Total net operating income (NOI)	$38,797	$36,854	$1,943	5.3%

Residential revenue:
Same-store portfolio	$53,949	$52,011	$1,938	3.7%
Acquisition (1)	2,478	54	2,424	4,488.9%
Total	56,427	52,065	4,362	8.4%
Residential expenses:
Same-store portfolio	19,535	18,357	1,178	6.4%
Acquisition	1,224	18	1,206	6,700.0%
Development	61	56	5	8.9%
Total	20,820	18,431	2,389	13.0%
Residential NOI:
Same-store portfolio	34,414	33,654	760	2.3%
Acquisition	1,254	36	1,218	3,383.3%
Development	(61)	(56)	(5)	8.9%
Total	35,607	33,634	1,973	5.9%
Other NOI (2)	3,190	3,220	(30)	(0.9)%
Total NOI	$38,797	$36,854	$1,943	5.3%
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
Real estate rental revenue from same-store residential properties increased $1.9 million, or 3.7%, to $53.9 million for the 2024 Quarter, compared to $52.0 million for the 2023 Quarter, primarily due to higher rental income ($1.5 million), higher recoveries ($0.4 million) and higher ancillary income ($0.2 million), partially offset by higher concessions ($0.2 million).

Real estate rental revenue from acquisition increased $2.4 million due to the acquisition of Elme Druid Hills during the 2023 Quarter.

Average occupancy for residential properties for the 2024 Quarter and 2023 Quarter was as follows:

September 30, 2024			September 30, 2023			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
95.2%	93.9%	95.2%	95.4%	93.4%	95.3%	(0.2)%	0.5%	(0.1)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Marietta, Elme Sandy Springs, Elme Eagles Landing, Elme Bethesda and The Maxwell, partially offset by higher average occupancy at Elme Manassas, Elme Leesburg and Elme Alexandria.

The increase in non-same-store average occupancy is due to higher average occupancy during the 2024 Quarter as compared to the ending occupancy as of the 2023 Quarter at Elme Druid Hills. As we acquired Elme Druid Hills on September 29, 2023 and it is the only non-same-store property during the 2023 Quarter, the stated 2023 Quarter occupancy percentage is the ending occupancy as of September 30, 2023.

Residential Expenses

Residential real estate expenses as a percentage of residential revenue for the 2024 Quarter and the 2023 Quarter were 36.9% and 35.4%, respectively.

Real estate expenses from same-store residential properties increased $1.2 million, or 6.4%, to $19.5 million for the 2024 Quarter, compared to $18.4 million for the 2023 Quarter, primarily due to higher administrative ($0.4 million), higher utilities ($0.4 million), higher real estate tax ($0.3 million), higher contract maintenance ($0.3 million) and higher insurance ($0.2 million) expenses. The increase is partially offset by lower personnel ($0.4 million) expenses.

Real estate expenses from acquisition increased $1.2 million due to the acquisition of Elme Druid Hills during the 2023 Quarter.

Other Income and Expenses

General and administrative expenses: Small decrease reflects a higher internal management fee offset ($0.3 million), lower corporate office moving expenses ($0.3 million) and lower rent for our corporate office ($0.2 million). These were offset by higher incentive compensation ($0.6 million) and higher software ($0.1 million) expenses.

Transformation costs: Decrease of $1.0 million during the 2024 Quarter due to completion of strategic transformation in 2023.

Real estate depreciation and amortization: Increase of $1.6 million primarily due to higher depreciation and amortization at same-store residential properties ($1.5 million) and Elme Druid Hills ($0.7 million). These increases were partially offset by lower depreciation and amortization at Watergate 600 ($0.6 million).
Interest expense: Interest expense by debt type for the three months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2024	2023	$ Change	% Change
Notes payable	$6,130	$6,023	$107	1.8%
Line of credit	3,427	1,395	2,032	145.7%
Total	$9,557	$7,418	$2,139	28.8%

•Notes payable: Increase primarily due to a higher effective interest rate on the $125.0 million 2023 Term Loan executed in January 2023.

•Line of credit: Increase primarily due to higher weighted average borrowings of $168.8 million and a weighted average interest rate of 6.3% in the 2024 Quarter, as compared to weighted average borrowings of $41.1 million and a weighted average interest rate of 6.2% in the 2023 Quarter.

Real Estate Impairment: The real estate impairment charge of $41.9 million during 2023 Quarter reduced the carrying value of Watergate 600 to its estimated fair value.

Loss on Extinguishment of Debt: Loss during the 2024 Quarter was due to a write-off of capitalized debt origination costs in association with the execution of our Amended and Restated Revolving Credit Facility in July 2024.

2024 Period Compared to 2023 Period

The following tables reconcile net loss to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in the 2024 Period compared to the 2023 Period. All amounts are in thousands, except percentage amounts.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net loss	$(10,088)	$(49,872)	$39,784	(79.8)%
Adjustments:
Property management expenses	6,628	5,882	746	12.7%
General and administrative expenses	18,688	19,891	(1,203)	(6.0)%
Transformation costs	—	6,339	(6,339)	(100.0)%
Real estate depreciation and amortization	72,312	64,855	7,457	11.5%
Real estate impairment	—	41,860	(41,860)	(100.0)%
Interest expense	28,435	21,043	7,392	35.1%
Loss on extinguishment of debt, net	147	54	93	172.2%
Other income	(1,410)	(569)	(841)	147.8%
Total net operating income (NOI)	$114,712	$109,483	$5,229	4.8%

Residential revenue:
Same-store portfolio	$159,344	$155,102	$4,242	2.7%
Acquisition (1)	7,446	54	7,392	13,688.9%
Total	166,790	155,156	11,634	7.5%
Residential expenses:
Same-store portfolio	58,394	55,443	2,951	5.3%
Acquisition	3,231	18	3,213	17,850.0%
Development	175	168	7	4.2%
Total	61,800	55,629	6,171	11.1%
Residential NOI:
Same-store portfolio	100,950	99,659	1,291	1.3%
Acquisition	4,215	36	4,179	11,608.3%
Development	(175)	(168)	(7)	4.2%
Total	104,990	99,527	5,463	5.5%
Other NOI (2)	9,722	9,956	(234)	(2.4)%
Total NOI	$114,712	$109,483	$5,229	4.8%
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

Real estate rental revenue from same-store residential properties increased $4.2 million, or 2.7%, to $159.3 million for the 2024 Period, compared to $155.1 million for the 2023 Period, primarily due to higher rental income ($4.6 million), higher recoveries ($1.2 million), higher other rental and fee income ($0.6 million) and higher ancillary income ($0.3 million), partially offset by higher credit losses ($1.0 million), higher vacancy loss ($0.9 million) and higher concessions ($0.5 million).

Real estate rental revenue from acquisition increased $7.4 million due to the acquisition of Elme Druid Hills during the 2023 Quarter.

Average occupancy for residential properties for the 2024 Period and 2023 Period was as follows:

September 30, 2024			September 30, 2023			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.7%	92.9%	94.6%	95.4%	93.4%	95.4%	(0.7)%	(0.5)%	(0.8)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Marietta, Elme Eagles Landing, Elme Sandy Springs and Elme Cumberland, partially offset by higher average occupancy at Elme Leesburg and Elme Dulles.

The decrease in non-same-store average occupancy is due to lower average occupancy during the first six months of the 2024 Period as compared to the ending occupancy as of the 2023 Period at Elme Druid Hills. This decrease is partially offset by higher average occupancy during 2024 Quarter. As we acquired Elme Druid Hills on September 29, 2023 and it is the only non-same-store property during the 2023 Period, the stated 2023 Period occupancy percentage is the ending occupancy as of September 30, 2023.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2024 Period and 2023 Period were 37.1% and 35.9%, respectively.

Real estate expenses from same-store residential properties increased by $3.0 million, or 5.3%, to $58.4 million for the 2024 Period, compared to $55.4 million for the nine months ended September 30, 2023, primarily due to higher utilities ($0.9 million), higher administrative ($0.9 million), higher real estate taxes ($0.8 million), higher insurance ($0.8 million) and higher maintenance ($0.6 million) expenses. The increase is partially offset by lower personnel ($0.8 million) and turnover ($0.1 million) expenses.

Real estate expenses from acquisitions increased $3.2 million due to the acquisition of Elme Druid Hills during the 2023 Quarter.

Other NOI

Other NOI decreased ($0.2 million) due to higher operating expenses at Watergate 600.

Other Income and Expenses

Property management expenses: Increase of $0.7 million primarily due to higher internal management fee expenses at same-store properties ($0.4 million) and the acquisition of Elme Druid Hills during the 2023 Quarter ($0.3 million).

General and administrative expenses: Decrease of $1.2 million primarily due to higher internal management fee offset ($2.2 million), corporate office moving expenses ($0.6 million) in the 2023 Period and lower rent for our corporate office ($0.6 million). These were partially offset by higher payroll ($1.2 million), higher incentive compensation ($0.4 million), higher software ($0.4 million) and higher consulting ($0.2 million) expenses.

Transformation costs: Decrease of $6.3 million due to completion of strategic transformation in 2023.

Real estate depreciation and amortization: Increase of $7.5 million primarily due to higher depreciation and amortization at Elme Druid Hills ($5.0 million) and at same-store residential properties ($4.6 million). The increase was partially offset by lower depreciation and amortization at Watergate 600 ($2.1 million).

Interest expense: Interest expense by debt type for the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2024	2023	$ Change	% Change
Notes payable	$18,368	$17,022	$1,346	7.9%
Line of credit	10,067	4,021	6,046	150.4%
Total	$28,435	$21,043	$7,392	35.1%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan in January 2023.
•Line of credit: Increase primarily due to higher weighted average borrowings of $166.2 million and a weighted average interest rate of 6.3% in the 2024 Period, as compared to weighted average borrowings of $40.8 million and a weighted average interest rate of 6.1% in the 2023 Period.

Loss on Extinguishment of Debt: Loss during the 2024 Quarter was due to a write-off of capitalized debt origination costs in association with the execution of our Amended and Restated Revolving Credit Facility in July 2024.

Other Income: Other income during the 2024 Period consists of additional payments received with respect to easements previously conveyed at The Wellington and Takoma Park, a previously owned retail property. Income of $0.6 million during the 2023 Period consists of tax refunds received for office properties sold in prior years.

Real Estate Impairment: The real estate impairment charge of $41.9 million during the 2023 Period reduced the carrying value of Watergate 600 to its estimated fair value.

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

We also believe we have adequate liquidity beyond 2024, with only $125.0 million of scheduled debt maturities in 2025 and no additional scheduled debt maturities prior to 2028. As of November 1, 2024, we had cash and cash equivalents totaling $3.9 million and a borrowing capacity of $313.0 million on our Amended and Restated Revolving Credit Facility, resulting in a total liquidity position of $316.9 million.

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
•Approximately $40.0 - $45.0 million to invest in our existing portfolio of operating assets, inclusive of $25.0 - $30.0 million of major capital expenditures;
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

As of September 30, 2024, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Revolving Credit Facility		Total Debt	Average Interest Rate
2024	$—		$—		$—	—%
2025	125,000	(1)	—		125,000	4.7%
2026	—		—		—	—%
2027	—		—		—	—%
2028	50,000		168,000	(2)	218,000	6.1%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	$525,000		$168,000		$693,000	4.9%
Net discounts/premiums	(77)		—		(77)
Loan costs, net of amortization	(2,009)		—		(2,009)
Total maturities	$522,914		$168,000		$690,914	4.9%
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
(2) During the 2024 Quarter, we executed the Amended Credit Agreement that provides for a revolving credit facility of $500.0 million that matures in July 2028, with two six-month extension options.

As of September 30, 2024, the weighted average maturity for our debt is 4.4 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Covenants

Pursuant to the terms of the Amended Credit Agreement, 2023 Term Loan and unsecured notes, we are subject to customary operating covenants and maintenance of various financial ratios.

Failure to comply with any of the covenants under the Amended Credit Agreement, 2023 Term Loan, unsecured notes or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of September 30, 2024, we were in compliance with the covenants related to our Amended Credit Agreement, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.0 million shares were outstanding at September 30, 2024.

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

We did not issue common shares under the dividend reinvestment program during the 2024 Period. Our issuances and net proceeds on the dividend reinvestment program for the nine months ended September 30, 2023 were as follows ($ in thousands, except per share data):

Nine Months Ended September 30,
2023
Issuance of common shares	28
Weighted average price per share	$17.64
Net proceeds	$497

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of September 30, 2024, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Net cash provided by operating activities	$70,739	$61,816	$8,923	14.4%
Net cash used in investing activities	(29,622)	(130,283)	100,661	(77.3)%
Net cash (used in) provided by financing activities	(42,457)	68,798	(111,255)	(161.7)%

Net cash provided by operating activities increased primarily due to higher rental revenue from the acquisition of Elme Druid Hills during the 2023 Quarter and from same-store communities.

Net cash used in investing activities decreased primarily due to the acquisition of Elme Druid Hills during the 2023 Quarter.

Net cash used in financing activities increased primarily due to executing the $125.0 million 2023 Term Loan during the 2023 Period and lower net borrowings on the Amended and Restated Revolving Credit Facility during the 2024 Period, partially offset by prepayment of a $100.0 million portion of the 2018 Term Loan during the 2023 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2024 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(2,970)	$(43,618)	$(10,088)	$(49,872)
Adjustments:
Depreciation and amortization	23,474	21,904	72,312	64,855
Real estate impairment	—	41,860	—	41,860
NAREIT FFO	$20,504	$20,146	$62,224	$56,843

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and nine months ended September 30, 2024. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on September 30, 2024 (in thousands):

	2024	2025		2026	2027	2028	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$—	50,000	$350,000	$525,000	$482,500
Interest payments	$1,478	$18,154		$17,995	$17,995	$16,155	$28,061	$99,838
Interest rate on debt maturities	—%	4.7%			—%	6.1%	4.1%	4.9%
Unsecured variable rate debt
Principal	$—	0		$—	$—	$168,000	$—	$168,000	$168,000
Variable interest rate on debt maturities						5.8%		5.8%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2024 and December 31, 2023 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2024	December 31, 2023
$75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	$197	$740
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	132	494
100,000	4.719%	USD-SOFR	1/10/2025	1/10/2026	(1,325)	—
50,000	4.720%	USD-SOFR	1/10/2025	1/10/2026	(663)	—
					$(1,659)	$1,234

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended September 30, 2024 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1 - July 31, 2024	674	$15.53	—	$50,000,000
August 1 - August 31, 2024	—	—	—	$50,000,000
September 1 - September 30, 2024	—	—	—	$50,000,000
Total	674	$15.53	—
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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2024, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
10.1	Third Amended and Restated Credit Agreement, dated July 10, 2024, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.1	8/02/2024
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: November 5, 2024