Form 10-K
period 2024-12-31
Elme Communities
filed 2025-02-14
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2024, the aggregate market value of such shares held by non-affiliates of the registrant was $1,385,073,718 (based on the closing price of the shares on June 30, 2024).
As of February 11, 2025, 88,029,292 common shares were outstanding.
___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ELME COMMUNITIES
2024 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

Elme Communities Overview

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust (the “Company”), is a self-administered equity real estate investment trust (“REIT”) within the meaning of Sections 856-860 of the
Internal Revenue Code of 1986, as amended (the “Code”) and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. As of December 31, 2024, we owned 28 apartment communities and one office property.
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

Regional Real Estate Markets (1)

While we have historically focused our investments in the greater Washington, DC metro region, we expanded our footprint to the Atlanta metro region in 2021. Atlanta offers a range of diverse, innovative industries which we believe are poised to benefit from substantial job creation, rising wages, and continued migration in the coming years. As of December 31, 2024, we have acquired six apartment communities in the Atlanta metro region and we remain optimistic about the near and longer-term demand drivers in the Atlanta metro region.

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

Washington, DC metro region (22 apartment communities)

In the fourth quarter of 2024, the Washington, DC metro region absorbed 8,200 units (the fifth highest rate nationally), as 4,300 units delivered concurrently. Strong demand in 2024 brought annual demand to 22,000 units, the sixth highest demand performance nationwide. Due to this healthy absorption and restrained supply, occupancy ticked up 130 basis points year-over-year to 96.0%.

Effective asking rents declined 0.6% in the fourth quarter of 2024 compared to the third quarter of 2024, averaging $2,206 per month, or $2.49 per square foot, while annual rent growth reached 3.4%. Annual rent change, as of the fourth quarter of 2024, was highest among Class A multifamily properties at 4.2% with Class B multifamily properties trailing behind at 3.8%. Generally, rents grew more in low supply submarkets, whereas more modest rent growth occurred in higher supply areas. Occupancy remained strongest in Class B multifamily properties at 96.4%.

Annual job growth for the Washington, DC metro region, as reported by the U.S. Bureau of Labor Statistics was 1.1%, or 36,600 jobs as of November 2024, year-over-year. The RealPage Market Analytics apartment market outlook points to a moderate construction pipeline with 19,000 units currently under construction, of which 13,600 are planned for delivery over the next year. Given the projected pipeline, rent and occupancy performance are expected to vary across submarkets, with market-level readings that roughly match the national average in the coming two to three-year window.

Atlanta metro region (6 apartment communities)

In the fourth quarter of 2024, the Atlanta metro region absorbed 7,600 units (the sixth highest rate nationally), as 5,100 units delivered concurrently. Occupancy in the market expanded 50 basis points year-over-year to 92.8%. Annual demand accelerated to 24,600 units, while 24,100 units delivered, ranking Atlanta fifth in completion volume nationally.

The Atlanta metro region recorded an annual rent cut of 4.1%, with effective asking rents averaging $1,577 per month, or $1.55 per square foot. Class C multifamily properties saw the steepest rent decline of 6.2% on average, followed by Class B and Class A multifamily properties with rent cuts of 3.5% and 3.0%, respectively. All but two of Atlanta’s 39 submarkets posted rent cuts on an annual basis, ranging from rent growth of 2.7% in West Marietta to the steepest rent cut of 6.9% in the Sandy Springs and Far East Atlanta submarkets.

Annual job growth for the Atlanta metro region as reported by the U.S. Bureau of Labor Statistics was 0.4%, or 12,900 jobs added as of November 2024, year-over-year. The RealPage Market Analytics apartment market outlook has 24,350 units currently under construction, of which 17,600 are planned for delivery over the next year. In the short term, rent change and occupancy are expected to remain muted, as the market continues to work its way through the large but shrinking delivery pipeline, and are expected to move closer to national norms in late 2025 into 2026, once the current supply wave moderates.

______________________________
(1)     The source of all regional market numerical data in this section is RealPage Market Analytics.

Our Portfolio

As of December 31, 2024, we owned approximately 9,400 residential apartment homes in the Washington, DC metro and Sunbelt regions. We also owned approximately 300,000 square feet of commercial space in the Washington, DC metro region. The percentage of total real estate rental revenue by property type for the three years ended December 31, 2024, and the average occupancy for the year ended December 31, 2024, were as follows:

Average Occupancy, year ended December 31, 2024		% of Total Real Estate Rental Revenue
		2024	2023	2022
95%	Residential	92%	92%	91%
87%	Other	8%	8%	9%
		100%	100%	100%

Total real estate rental revenue for each of the three years ended December 31, 2024, was $241.9 million, $227.9 million and $209.4 million, respectively. During the three years ended December 31, 2024, we acquired four residential properties. See note 14 to the consolidated financial statements for further discussion of our operating results by segment.

No single tenant accounted for more than 5% of real estate rental revenue in any of the three years ended December 31, 2024.

In October 2022, we began a process to internalize our management operations, and this process was completed in July 2023. Prior to the completion of our management internalization, Bozzuto Management Company (“Bozzuto”) and Greystar Real Estate Partners (“Greystar”) provided community management and leasing services at the majority of our residential communities. Bozzuto and Greystar provided such services under individual community management agreements for each residential community, each of which was separately terminable by us or Bozzuto/Greystar, as applicable. Although they varied by community, on average, the fees charged by Bozzuto/Greystar under each agreement were approximately 3% of revenues at each residential community. All of our residential communities are currently under Elme management and Stream Realty Partners (“Stream”) provides property management and leasing services at our sole office property, Watergate 600.

We make capital improvements to our properties on an ongoing basis for the purpose of maintaining and increasing their value and income. Major improvements and/or renovations to the properties during the three years ended December 31, 2024 are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Capital Improvements and Development Costs.”

Further description of the properties is contained in Item 2, Properties, and note 14 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental, Social and Governance

At Elme Communities, our Environmental, Social and Governance (“ESG”) strategy is to operate and grow in a sustainable, responsible manner that contributes to positive economic, social, and environmental outcomes for shareholders, employees, and the communities in which we serve. We intend to continue providing an annual ESG report that includes disclosures aligned with Global Reporting Initiative Standards 2021, the United Nations Sustainable Development Goals, the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures. This report can be found online at https://www.elmecommunities.com/esg/. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

Environmental

We implement sustainable policies and practices at all of our properties, for purposes of ensuring occupants and residents work and live in efficient, healthy spaces. We track annual asset-level performance of energy use, greenhouse gas emissions, and water consumption, utilizing ENERGY STAR Portfolio Manager as well as Measurabl ESG software. We apply industry standard rating systems such as the Leadership in Energy and Environmental Design (“LEED”) and Building Research Establishment Environmental Assessment Method (“BREEAM”) to establish sustainable practices for building design, construction, operations, and maintenance. In 2024, we completed recertification of eight properties using the BREEAM In-Use Assessment. During unit renovations, we replace end-of-life appliances with ENERGY STAR rated equipment; heating, ventilation, and air conditioning systems with more efficient models and water fixtures to low-flow options. Additionally, we continue to expand our electric vehicle charging stations across our portfolio to support the transition of our residents to electric transportation.

We are committed to assessing and evaluating climate-related risks and opportunities that may affect our assets and overall business. Climate risk management is integrated into our annual Enterprise Risk Management (“ERM”) process, which seeks to identify and prioritize responses to potential risks to our company, people and financial performance. In 2021, we announced our commitment to net zero carbon operation in alignment with the Urban Land Institute’s Greenprint Net Zero by 2050 Goal. In 2023, we joined the U.S. Department of Energy Better Climate Challenge, further aligning greenhouse gas emission reduction goals with industry leaders. Meeting these goals require that we fully integrate a focus on carbon reductions into our strategic approach, at all levels of our organization and throughout our portfolio.

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

In addition to financial wellness, we support our residents physical and mental health and wellness through on-site amenities such as gymnasiums, pools, playgrounds, and community rooms, as well as close access to bike lanes, walking/running paths, parks, and other outdoor amenities. Five of our communities are certified to Fitwel Health and Wellness. The certification is awarded to buildings that promote occupant health and well-being by incorporating a number of evidence-based design and operations strategies that support the physical, mental, and social health of occupants.

Governance

At Elme, we hold ourselves, our suppliers, and the Board of Trustees (the “Board”) to high ethical standards as we seek to increase shareholder value and foster a collaborative, innovative corporate culture. Our team is required to read and certify their knowledge on our Code of Ethics, in addition to receiving ethics training throughout the year. Our Board is responsible for corporate policy and management oversight to enhance long-term shareholder value. In 2020, our Board formalized the oversight of ESG initiatives, recognizing that environmental and social matters—together with strong corporate governance—play a critical role in the execution of our ESG strategy.

Some of our ESG policies, including our Human Rights Statement, Code of Business Conduct and Ethics, Vendor Code of Conduct, and Environmental Policy, can be found on our website at elmecommunities.com/esg/governance/.

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

Human Capital

Employees, Training and Development

On February 11, 2025, we had 255 employees, including 188 persons engaged in community management functions who were hired in connection with the internalization of our community management functions, and 67 persons engaged in corporate, financial, asset management and other functions. Of the 188 persons engaged in community management functions, 49 are employed in the Atlanta metro region at six different communities, with the remainder in the Washington, DC metro region. All of our officers and substantially all of our corporate-level employees live and work in or near the greater Washington, DC metro region, and our community management employees live and work in or near their respective communities.

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

Health, Safety and Well-being

We support our employees with a robust and competitive employee benefits program, including flexible paid leave policies, parental leave, 401(k) matching, tuition reimbursement, an Employee Assistance Program, and other programs.

Additionally, we have a wellness program that provides fun and engaging challenges to encourage employees to continuously improve their physical, mental, and financial well-being. We also partner with our 401(k) administrator to host financial wellness seminars. In our corporate office, we offer two wellness rooms for employee use.

Our technological capabilities allow our corporate-level employees the flexibility to work from anywhere at any time. This allows us to easily meet our residents’ needs as well as those of our employees.

Diversity, Equity, Inclusion and Accessibility

Our Diversity, Equity, Inclusion, and Accessibility Initiative (“DEIA”) is a long-term commitment to promoting an environment where everyone feels comfortable being their most authentic selves. We believe diversity of backgrounds, experiences, cultures, ethnicities, and interests leads to new ways of thinking and drives engagement and organizational success. Our Cultural Advisory Board (“CAB”) is a byproduct of the DEIA initiative. Sponsored by our senior leadership team, the CAB has responsibilities that include finding new initiatives to increase employee engagement, developing community service opportunities to engage with our communities, listening to the concerns of our team members, and supporting key initiatives like diversity, equity, inclusion, and accessibility.

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

Regulation

REIT Tax Status

We believe that we qualify as a REIT under the Code, and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains), to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold, in a way that allows us to defer recognition of some or all of the taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders.

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

Americans with Disabilities Act (“ADA”)

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

Fair Housing Act (“FHA”)

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

In addition, under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and remediate such contamination and liability for natural resources damage. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. In addition, we also may be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous substances, without regard to whether we complied with environmental laws in doing so. These liabilities for remediation could be substantial and the cost of any required remediation, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or bodily injury or property damage or materially adversely affect our ability to sell, lease, operate or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

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

The Securities and Exchange Commission maintains a website (https://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with Securities and Exchange Commission.

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

Risks Related to our Business and Operations

We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the process of reviewing strategic alternatives or the conclusion of the process could adversely affect our business and our stockholders.

On February 13, 2025, we announced that the Board has initiated a formal review to evaluate strategic alternatives for the Company. Our Board has not set a deadline or definitive timetable for the completion of this strategic review process, nor have any decisions been made relating to any strategic alternatives at this time. There can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. Any potential transaction may be dependent on a number of factors that are beyond our control, for example, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of any necessary financing on reasonable terms. The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Our performance and value are subject to risks associated with our apartment communities and with the real estate industry, which could adversely affect our cash flow and ability to make distributions to our shareholders.

Our financial performance and the value of our apartment communities are subject to the risk that they do not generate revenues sufficient to meet our operating expenses, debt service and capital expenditures, which could cause our cash flow and ability to make distributions to our shareholders to be adversely affected. Any of the following factors, among others, may adversely affect the cash flow generated by our apartment communities and our ability to make distributions to our shareholders:

•a decrease in demand for rental properties over home ownership resulting from, among other reasons, resident preferences, decreases in housing prices and mortgage interest rates, government programs to promote home ownership or subsidize rental housing, employment growth and household formation;
•competition with other housing alternatives, including owner occupied single and residential apartment homes;
•a return of the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers;
•declines in the financial condition of our residents and their ability to pay rent;
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
•our ability to integrate new technological innovations (including artificial intelligence) into our marketing and properties to attract residents;
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

As of December 31, 2024, substantially all of our investments are concentrated in the multifamily industry, and we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than when we had investments in more than one asset class.

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

We may be unable to successfully expand our operations into new markets and submarkets, which could have a material adverse effect on us, the trading price of our common shares and our ability to make distributions to our shareholders.

We intend to look for additional opportunities to expand our residential platform through acquisitions in Sunbelt markets, to the extent they meet our investment criteria and are consistent with our growth strategy. Between 2021 and 2023, we acquired six apartment communities in the Atlanta metro region and plan to continue to invest in the Sunbelt region in 2025 and beyond. However, our historic operations have been concentrated in the Washington DC, metro region, where we have expertise in acquiring and operating assets. The risks applicable to our ability to acquire, integrate and operate apartment communities in the Washington DC, metro region are also applicable to our ability to acquire, integrate and operate apartment communities in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we have entered or that we may enter as we do with the Washington, DC market, which could adversely affect our ability to expand and our success in expanding into those markets. Furthermore, we may be unable to build a significant market presence or achieve a desired return on our investments in communities in new markets. The occurrence of any of the foregoing risks could have a material adverse effect on us, the trading price of our common shares and our ability to make distributions to our shareholders.

Macroeconomic trends, including inflation and high interest rates, may adversely affect our cash flow, financial condition and results of operations.

Macroeconomic trends, including increases in inflation and high interest rates, may adversely impact our business, financial condition and results of operations. In recent years, inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates and wages. These increases and any interventions, fiscal or otherwise, by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and borrowing costs as well as decreasing the cash available to our residents and tenants and prospective residents and tenants who wish to rent in our communities. Although we expect to be able to increase rent to combat the effects of inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents that residents and tenants would be willing to pay, which could adversely affect our results of operations. Additionally, a decline in the market value of real estate in the regions in which we operate may result in the carrying value of certain real estate assets exceeding their fair value, which has recently and in the future may require us to recognize an impairment to those assets. For example, we recognized an impairment in the third quarter of 2023 on our sole remaining office property, Watergate 600.

We are currently dependent upon the economic and regulatory climate of the Washington, DC and Atlanta metro regions, which may impact financial condition and results of operations.

As of December 31, 2024, approximately 75% of our residential apartment homes were located in the Washington, DC metro region and 25% of our residential apartment homes were located in the Atlanta, Georgia metro region. While we intend to continue expansion of our platform in the Sunbelt region, our current concentration in just two geographic metro regions may expose us to a greater amount of market-dependent risk than if we were more geographically diverse. Our performance could be adversely affected by the economic conditions in, and other factors relating to, these two geographic areas, including zoning and other regulatory conditions, competition for residents and supply and demand for apartment in these regions, as well as unemployment and job growth. Additionally, in the Washington, DC and Atlanta metro regions, general economic conditions and local real estate conditions are dependent upon various industries that are predominant in the area (such as, in Washington, D.C., government and professional/business services). A downturn in one or more of these industries may have a particularly strong effect on the economic climate of the region. We are also susceptible to adverse developments in the regulatory environment of any of the markets in which we operate, particularly Washington, D.C., such as increases in real estate and other taxes, the costs of complying with governmental regulations or increased regulations, including zoning and tax laws, and actual or threatened reductions in government operations and/or spending potentially driven by actions, decisions or initiatives of the federal government (including the advisory committee, Department of Government Efficiency) and/or changes to the timing of government spending, as has occurred during federal government shutdowns. To the extent that these markets become less desirable to operate in, our results of operations could be more negatively impacted than if we were more geographically diversified. In the event of negative economic and/or regulatory changes in the regions in which we operate, we may experience a negative impact to our financial condition and results of operations.

Short-term leases expose us to the effects of declining market rents sooner than long-term leases, which could adversely affect our cash flow, results of operations and financial condition.

Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents sooner than if our apartment leases were for longer terms. Additionally, if the terms of a renewal or reletting are less favorable than current terms, then our results of operations and financial condition could be negatively affected. For each of the three years ended December 31, 2024, the same-store residential resident retention rate for each year's respective same-store community portfolio, was 66%, 63%, and 63%, respectively.

Expenses may increase or remain constant even if our revenues decrease.

The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property or an increase in operating costs. As a result, if revenues decline, we may not be able to reduce our expenses accordingly. Loan payments are an example of a cost that will not be reduced if our revenues decrease. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property, resulting in a further reduction in revenues.

The risks related to our commercial operations could adversely impact our results of operations and financial condition.

Although we are primarily in the residential rental business, we also own ancillary commercial space, primarily within our apartment communities, and own one office building that we lease to third parties. Gross rental revenue provided by leased commercial space in our portfolio represented 8% of our real estate rental revenue in 2024. The long term nature of our commercial leases and characteristics of many of our tenants (generally small, local businesses) may subject us to certain risks, such as difficulties or delays in reletting this commercial space and in achieving desired rental rates, the cost of allowances and concessions to tenants, which may be less favorable than current terms, a failure rate of small, local business that may be higher than average and competition with other commercial spaces, which may affect our ability to lease space and the level of rents we can obtain. Additionally, if our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations. Each of these factors could adversely impact our results of operations and financial condition.

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

Rent control, rent stabilization legislation and other regulatory restrictions may impact the manner in which we make rent decisions, including our ability to increase rents and pass through new or increased operating costs to our residents.

Jurisdictions in which we own property have adopted, or may in the future adopt, laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. In addition, some jurisdictions in the United States where we do not currently have communities have recently adopted regulations restricting the use of algorithmic devices or systems when making decisions regarding rents or occupancy, and other jurisdictions where we have properties could adopt similar regulations in the future. Laws and regulations that restrict the timing and amount of rent increases limit our ability to charge market rents, increase rents or evict residents at our apartment communities and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations often require us to rent a certain number of homes at below-market rents, which has a negative impact on our ability to increase cash flows from our residential properties subject to such regulations. Furthermore, such rent control and rent stabilization regulations may negatively impact our ability to attract higher-paying residents to such properties. As of December 31, 2024, four of our residential properties, each located within the Washington, DC metro region, were subject to such rent control or rent stabilization regulations.

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

The property insurance that we maintain for our properties has historically been on an “all risk” basis, which is in full force and effect until renewal in August 2025. There are other types of losses, such as from wars or catastrophic events, for which we cannot obtain insurance at all or at a reasonable cost.

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

Some of our current or former properties have had tenants that used hazardous substances or petroleum in the course of their businesses. Various environmental laws impose liability on a current or former owner or operator of real property for investigation or cleanup of hazardous substances or petroleum products at, on, under or migrating from our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances or products. Liability under these laws may be joint and several, meaning that we could be required to bear 100% of the liability even if other parties are also liable. From time to time, we may be required to investigate and clean-up hazardous substances or petroleum products or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties, and the costs of those effort may be substantial and could exceed the value of the property and/or our aggregate assets. The presence or release of such hazardous substances or petroleum products at our currently owned or leased properties could result in limitations on or interruptions to our operations, or may adversely affect our ability to sell or rent such properties or borrow using such properties as collateral. Releases of hazardous substances or petroleum products at our currently or formerly owned or leased properties could result in tort claims by tenants, occupational health and safety violations or workers compensation claims by our employees, or other third-party claims for bodily injury, property or natural resource damages, or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. In addition, we may be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so. It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys prior to our acquisition of properties. However, there is a risk that these assessments will not identify all potential environmental issues at a given property. Moreover, environmental, health and safety requirements have become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on our properties or adversely affect our ability to sell properties or to use properties as collateral.

We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as the ADA, state and local fair housing, rent control and fire and life safety requirements. If we fail to comply with the requirements of the ADA or other federal, state and local regulations, we could be subject to fines, penalties, injunctive action, damages to private litigations, reputational harm and other business effects, such as mandated capital expenditures to remedy noncompliance, which could materially and negatively affect our performance and results of operations.

Litigation risk could affect our business.

We are involved and may continue to be involved in legal proceedings and claims in the ordinary course of business and may also be involved in class actions, inquiries and governmental investigations. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, antitrust, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results cannot be predicted with certainty, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations. In addition, other multifamily apartment owners could become involved in legal proceedings, the outcome of which could affect their business as well as the way we conduct our business. For example, one of our vendors, RealPage, is currently involved in lawsuits alleging that RealPage and others conspired to artificially inflate the prices of multifamily residential real estate above competitive levels.

We face cybersecurity risks which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships and we can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We are dependent on our information technology networks and systems, as well as those of third parties, to access, process, transmit and store proprietary and confidential information, including personal information of residents, employees, and vendors. We face cybersecurity threats, including system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, phishing schemes and workforce member error, negligence, or fraud. The risk of a cyber-attack, including by hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. Any such cybersecurity incident, including those impacting personal information, may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information (including personal information) collected in the course of conducting our business, liability for impacted information or assets, increased cybersecurity protection and insurance costs, regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. A cybersecurity incident could also interfere with our ability to comply with financial reporting requirements. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and threats, as our systems or business activities could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. In addition, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company.

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

We have identified and expect to continue to identify cyber-attacks and cybersecurity incidents affecting our systems and those of third parties, but none of the cyber-attacks and incidents we have identified to date has had a material impact on our business or operations.

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

We currently, and may from time to time in the future, invest in joint ventures in which we are not the exclusive investor or the only decision maker. Investments in such entities may involve risks not present when a third party is not involved, including the possibility that the other parties to these investments may have business interest or goals that are inconsistent with our own, including for example, whether to sell or retain joint venture properties or interests, become bankrupt or fail to fund their share of required capital contributions. In some instances, joint venture partners may have competing interests that could create conflicts of interest, including compliance with the REIT requirements, and our REIT status could be jeopardized if any of our future joint ventures do not operate in compliance with the REIT requirements. To the extent our joint venture partners do not meet their obligations to us or they act inconsistent with our interests in the joint venture, we may be adversely affected.

Risks Related to Financing

High interest rates would increase our interest costs and negatively impact our cash flow.

We have and may continue to incur indebtedness that bears interest at variable rates. As a result, high interest rates will increase our interest expense, which could adversely affect our cash flow and our ability to service debt. As a protection against high interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks, including other parties to the agreements not performing or that the agreements may be unenforceable. The Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and continued with two more benchmark rate cuts in the fourth quarter of 2024, but future reductions to benchmark rates are not certain. Also, if prevailing interest rates or other factors, such as the reluctance of lenders to make commercial real estate loans or the loss of the benefits of hedging arrangements, result in higher interest rates on our indebtedness, the increased interest expenses would adversely affect our cash flow, financial condition, and results of operation.

We face risks associated with the use of debt, including refinancing risk.

We rely on borrowings under our credit facility, term loan, mortgage notes, and debt securities to finance acquisitions and development activities and for general corporate purposes. In the past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the diminished market sentiment and prices with respect to certain asset classes. This volatility resulted in investors decreasing the availability of debt financing as well as increasing the cost of debt financing. These conditions, which increase the cost and reduce availability of debt, may worsen in the future. Circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. If we are unable to borrow under our credit facility, obtain new debt financing or to refinance existing debt, our financial condition and results of operations would likely be adversely affected. Similarly, global equity markets have experienced significant price volatility and liquidity disruptions in recent years, and similar circumstances could significantly and negatively impact liquidity in the financial market in the future. Any disruption could negatively impact our ability to access additional financing at reasonable terms or at all.

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

On February 11, 2025, our total consolidated debt was approximately $0.7 billion. Using the closing share price of $15.51 per share of our common shares on February 11, 2025, multiplied by the number of our common shares, our consolidated debt to total consolidated market capitalization ratio was approximately 34% as of February 11, 2025.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by two major rating agencies. However, there can be no assurance that we will be able to maintain these ratings, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of our share price, or our ratio of indebtedness to other measures of asset value used by financial analysts, may have an adverse effect on the market price of our equity or debt securities.

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

We have entered into, and may in the future enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on variable rate debt. Our hedging transactions have included, and may in the future include, entering into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders. Additionally, while such agreements are intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the REIT provisions of the Code may limit use of certain hedging techniques that might otherwise be advantageous or push us to implement those hedges through a taxable REIT subsidiary, which would increase the cost of our hedging activities. Moreover, there can be no assurance that our hedging arrangements will qualify as highly effective cash flow hedges under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

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

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT C corporations to U.S. shareholders that are individuals, trusts or estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the maximum 20% reduced rate and are taxed at applicable ordinary income tax rates, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to (i) dividends received by a REIT from taxable corporations (such as a taxable REIT subsidiary), (ii) income that was subject to tax at the REIT/corporate level, or (iii) dividends properly designated by the REIT as “capital gain dividends.” For taxable years beginning before January 1, 2026, U.S. shareholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (excluding the net investment income tax) on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT C corporations (although the maximum effective rate applicable to such dividends, after taking into account the 21% U.S. federal income tax rate applicable to non-REIT C corporations is 36.8% (excluding the 3.8% net investment income tax)). Although the reduced rates applicable to dividend income from non-REIT C corporations do not adversely affect the taxation of REITs or dividends payable by REITs, these reduced rates could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT C corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

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

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. In addition, according to publicly released statements, a top legislative priority of the Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

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

Cybersecurity Risk Management Processes

Our cybersecurity policies, processes and practices are informed by well-recognized security frameworks such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The NIST framework and others provide a robust set of guidelines and leading practices, enabling us to identify, protect, detect, respond, and recover from cyber threats and potential cybersecurity incidents. Regularly benchmarking our cybersecurity measures against the NIST framework helps ensure that our protocols remain robust and current in the face of evolving cyber threats.

Our Cybersecurity Risk Management (“CRM”) processes are ingrained in our overall ERM process. As part of our ERM process, department leaders identify, assess and evaluate risks impacting Elme and its operations across several pillars corresponding to significant business processes, including those risks related to cybersecurity. The IT department reviews risks, threats, and trends related to cybersecurity on a daily basis and formally discusses the Company's cybersecurity strategy on a weekly basis. We evaluate the methods, procedures and initiatives that reduce identified inherent risks and the residual risk to the Company. The identified risks and the processes we use to manage these risks are presented to the executive team and the Board on at least an annual basis. We report results of our ERM process, along with an assessment of top risks and corresponding risk management strategy, to the Board. Cybersecurity is a distinct pillar of our ERM process.

To manage these risks, we take various actions, including the following:

•Require an annual user awareness and education program in which new and existing employees complete assessments to benchmark their awareness of cybersecurity threats and leading practices,
•conduct regular email phishing tests with additional training provided to employees who fail the tests,
•perform in-house vulnerability management and third-party network penetration testing,
•secure insurance coverage for cybersecurity incidents,
•routinely benchmark our cybersecurity practices against well-recognized frameworks,
•conduct incident response tabletop exercises to test our security countermeasures and incident response program,
•engage a third-party firm to audit our cybersecurity procedures, and
•engage a third-party Managed Security Service Provider to perform network and endpoints monitoring.

These actions help us identify opportunities for improvement in our incident preparedness and response processes.

In the event of a cybersecurity incident, we maintain a regularly tested cybersecurity incident response program (“CIRP”). Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program enhancements. While the personnel assigned to an incident response team may depend on the particular facts and circumstances, the team is generally led by the Chief Information Officer (“CIO”) or another member of the IT team and will include other information technology and legal personnel. The incident response team regularly reports to senior management, in the event of a potentially notable incident. The CIO or another member of the incident response team also reports periodically to the Company’s Board regarding cybersecurity incidents impacting us.

We use third parties for various services such as property management, enterprise resource planning software and cloud computing. We mitigate potential risks from third parties by assessing cybersecurity practices of new providers, continually reviewing and monitoring the cybersecurity practices of our major service providers, conducting periodic reviews of the cybersecurity strategy and posture of our other significant providers, and including security terms in our contracts where applicable. We also consider cybersecurity incidents at our third-party providers in our business continuity and disaster recovery planning.

Governance

Elme’s leadership is committed to maintaining a secure environment that upholds high standards of privacy and data protection. The executive team reviews industry specific cybersecurity statistics and updates monthly from the IT team. We have documented control procedures that govern access to sensitive data and changes made to critical business systems. Our CIRP helps ensure timely notification of cybersecurity incidents to management and the Board.

Our CIO has been responsible for the development, enhancement, and oversight of cybersecurity programs in her role as a CIO for over a decade at two publicly traded real estate companies. She is a member of the Real Estate Cyber Consortium, the

National Multi Housing Council Data Privacy, Security, and Information Management Committee, and the RE-ISAC Cybersecurity Working Group.

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

Risks, Threats, and Material Incidents

As of December 31, 2024, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we and our third-party providers have been the target of cybersecurity threats and expect them to continue. Notwithstanding the extensive approach we take to address cybersecurity, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A. “Risk Factors” for further discussion of cybersecurity risks.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2024, which consisted of 28 residential communities, one office building and land held for development. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Homes	Average Occupancy, year ended December 31, 2024	Ending Occupancy, as of December 31, 2024
Residential Communities
Elme Alexandria	Alexandria, VA	2019	1990	532	95.7%	97.0%
Cascade at Landmark	Alexandria, VA	2019	1988	277	96.4%	96.4%
Clayborne	Alexandria, VA	N/A	2008	74	96.3%	94.6%
Riverside Apartments (1)	Alexandria, VA	2016	1971	1,222	96.5%	96.2%
Bennett Park	Arlington, VA	N/A	2007	224	96.1%	96.9%
Park Adams	Arlington, VA	1969	1959	200	94.9%	96.5%
The Maxwell	Arlington, VA	N/A	2014	163	96.4%	98.2%
The Paramount	Arlington, VA	2013	1984	135	97.5%	98.5%
The Wellington	Arlington, VA	2015	1960	710	96.7%	96.9%
Trove	Arlington, VA	N/A	2020	401	96.3%	96.0%
Roosevelt Towers	Falls Church, VA	1965	1964	191	95.9%	96.9%
Elme Dulles	Herndon, VA	2019	2000	328	96.8%	95.4%
Elme Herndon	Herndon, VA	2019	1991	283	96.5%	97.2%
Elme Leesburg	Leesburg, VA	2019	1986	134	97.1%	97.8%
Elme Manassas	Manassas, VA	2019	1986	408	96.1%	96.1%
The Ashby at McLean	McLean, VA	1996	1982	268	96.4%	98.5%
3801 Connecticut Avenue	Washington, DC	1963	1951	307	95.7%	95.8%
Kenmore Apartments	Washington, DC	2008	1948	371	94.7%	94.6%
Yale West	Washington, DC	2014	2011	216	95.2%	95.8%
Elme Bethesda	Bethesda, MD	1997	1986	193	96.7%	96.9%
Elme Watkins Mill	Gaithersburg, MD	2019	1975	210	95.5%	95.2%
Elme Germantown	Germantown, MD	2019	1990	218	95.8%	96.3%
Elme Conyers	Conyers, GA	2021	1999	240	93.3%	91.7%
Elme Eagles Landing	Stockbridge, GA	2021	2000	490	87.7%	90.0%
Elme Marietta	Marietta, GA	2022	1975	420	86.8%	90.2%
Elme Sandy Springs	Sandy Springs, GA	2022	1972	389	89.5%	90.7%
Elme Cumberland	Smyrna, GA	2022	1982	270	92.9%	95.9%
Elme Druid Hills	Atlanta, GA	2023	1987	500	93.4%	96.0%
Subtotal Residential Communities				9,374	94.7%	95.4%

Property	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2024 (2)	Ending Occupancy, as of December 31, 2024 (2)
Office Building
Watergate 600	Washington, DC	2017	1972/1997	300,000	84.7%	84.7%
______________________________

(1)    Includes an undeveloped land parcel held for development adjacent to the Riverside Apartments.
(2)    Percent leased and ending occupancy calculations are based on square feet and includes temporary lease agreements for Watergate 600. Percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol ELME. As of February 11, 2025, there were 2,476 shareholders of record.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of our common shares of beneficial interest for the three months ended December 31, 2024 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2024	—	$—	0	$50,000,000
November 1 - November 30, 2024	—	—	0	50,000,000
December 1 - December 31, 2024	32,876	16.34	0	50,000,000
Total	32,876	$16.34	0
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

Performance Graph:

The following line graph sets forth, for the period from December 31, 2019, through December 31, 2024, a comparison of the percentage change in the cumulative total shareholder return on our common shares compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2019, in shares of our common shares and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.
This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing by us under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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
•Results of Operations. Discussion of our financial results comparing 2024 to 2023.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of December 31, 2024, we owned approximately 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

During 2023, we completed the acquisition of Elme Druid Hills, a 500-unit apartment community in Atlanta, Georgia for a contract purchase price of $108.0 million.

In connection with our strategic transformation, which shifted our business away from the commercial sector to the residential sector, we redesigned our operating model for purposes of more efficiently and effectively supporting residential operations. This operating model redesign included insourcing the property-level management activities at our multifamily properties previously performed by third-party management companies. Community onboarding began in October 2022, and we have transitioned all of our residential communities to Elme management as of July 2023. Costs related to the strategic transformation, including the allocation of internal costs, consulting, advisory and termination benefits, are included in transformation costs on our consolidated statements of operations. We recognized $6.3 million of transformation costs, net of amounts capitalized, on the consolidated statements of operations during 2023. We did not incur transformation costs in 2024 and do not anticipate incurring any additional transformation costs in the future. We continue to realize significant operational benefits from this operating model redesign.

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

On February 13, 2025, the Company announced that its Board has initiated a formal review to evaluate strategic alternatives for the Company in an effort to maximize shareholder value. There is no deadline or definitive timetable set for completion of this review and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome.

Operating Results

The discussion that follows is based on our Operating Results. The ability to compare one period to another is affected by the acquisition completed in 2023 (see note 3 to the consolidated financial statements).

Net loss, NOI and NAREIT FFO for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	Change	% Change
Net loss	$(13,103)	$(52,977)	$39,874	(75.3)%
NOI (1)	$153,234	$148,081	$5,153	3.5%
NAREIT FFO (2)	$82,832	$77,833	$4,999	6.4%
______________________________
(1) See page 33 of the MD&A for reconciliations of NOI to net loss.
(2) See page 43 of the MD&A for reconciliations of NAREIT FFO to net loss.

The decrease in net loss is primarily due to real estate impairment in our office property ($41.9 million) and transformation costs ($6.3 million) during 2023, and higher NOI ($5.2 million) and lower general and administrative expenses ($0.9 million) during 2024. These were partially offset by higher interest expense ($7.4 million) and higher depreciation and amortization expenses ($7.0 million).

The increase in NOI is primarily due to the acquisition of Elme Druid Hills ($3.9 million) in 2023 and higher NOI from same-store properties ($1.9 million), partially offset by lower NOI at Watergate 600 ($0.6 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio decreased to 94.8% as of December 31, 2024 from 95.2% as of December 31, 2023.

The higher NAREIT FFO is primarily due to higher NOI ($5.2 million), lower transformation costs ($6.3 million) and lower general and administrative expenses ($0.9 million). These were partially offset by higher interest expense ($7.4 million).

Investment Activity

There were no significant investment transactions during 2024.

Financing Activity

In July 2024, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and Restated Revolving Credit Facility has a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility will bear interest, at our option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on our credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement requires the payment of a facility fee equal to 0.10% to 0.30% (depending on our credit rating) on the $500.0 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%. As of February 11, 2025, our Amended and Restated Revolving Credit Facility has a borrowing capacity of $320.0 million.

As of December 31, 2024, the interest rate on the Amended and Restated Revolving Credit Facility is based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 4.49% and the facility fee is 0.20%.
During 2024, we entered into a first amendment (the “Term Loan Amendment”) to our $125.0 million unsecured term executed in 2023 (“2023 Term Loan”). The 2023 Term Loan has an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on our credit rating).

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

In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan (as defined below) to extend the maturity of the loan to January 10, 2026.

Capital Requirements

We exercised one of two one-year extension options on the 2023 Term Loan which results in no current debt maturities scheduled for 2025. We expect to have additional capital requirements as set forth on page 37 (Liquidity and Capital Resources - Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the two years ended December 31, 2024. The ability to compare one period to another is affected by the acquisition completed during 2023 (see note 3 to the consolidated financial statements).
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

2024 Compared to 2023

The following tables reconcile net income to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in 2024 compared to 2023. All amounts are in thousands except percentage amounts.

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net loss	$(13,103)	$(52,977)	$39,874	(75.3)%
Adjustments:
Property management expense	8,861	8,108	753	9.3%
General and administrative expense	24,969	25,887	(918)	(3.5)%
Transformation costs	—	6,339	(6,339)	(100.0)%
Real estate depreciation and amortization	95,935	88,950	6,985	7.9%
Real estate impairment	—	41,860	(41,860)	(100.0)%
Interest expense	37,835	30,429	7,406	24.3%
Loss on extinguishment of debt, net	147	54	93	172.2%
Other income	(1,410)	(569)	(841)	147.8%
Total net operating income (NOI)	$153,234	$148,081	$5,153	3.5%

Residential revenue:
Same-store portfolio	$213,670	$206,762	$6,908	3.3%
Acquisitions (1)	9,968	2,549	7,419	291.1%
Development	—	—	—	—%
Total	223,638	209,311	14,327	6.8%
Residential expenses:
Same-store portfolio	78,470	73,431	5,039	6.9%
Acquisitions	4,363	880	3,483	395.8%
Development	233	224	9	4.0%
Total	83,066	74,535	8,531	11.4%
Residential NOI:
Same-store portfolio	135,200	133,331	1,869	1.4%
Acquisitions	5,605	1,669	3,936	235.8%
Development	(233)	(224)	(9)	4.0%
Total	140,572	134,776	5,796	4.3%
Other NOI (2)	12,662	13,305	(643)	(4.8)%
Total NOI	$153,234	$148,081	$5,153	3.5%
______________________________
(1)2023 Acquisition: Elme Druid Hills
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

Real estate rental revenue from same-store residential properties increased $6.9 million, or 3.3%, to $213.7 million for 2024, compared to $206.8 million for 2023, primarily due to higher rental income ($5.8 million), higher recoveries ($1.6 million), higher ancillary income ($0.6 million) and higher other rental and fee income ($0.5 million), partially offset by higher concessions ($0.7 million), higher vacancy loss ($0.7 million) and higher credit losses ($0.2 million).

Real estate rental revenue from acquisitions increased $7.4 million or 291.1% to $10.0 million for 2024, compared to $2.5 million for 2023, primarily due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Average occupancy for residential properties for 2024 and 2023 was as follows:

December 31, 2024			December 31, 2023			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.8%	93.4%	94.7%	95.2%	93.4%	95.2%	(0.4)%	—%	(0.5)%
The decrease in same-store average occupancy was primarily due to lower average occupancy at Elme Marietta, Elme Eagles Landing, Elme Sandy Springs and Park Adams, partially offset by higher average occupancy at Elme Manassas, Elme Leesburg and Elme Alexandria.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for 2024 and 2023 were 37.1% and 35.6%, respectively.

Real estate expenses from same-store residential properties increased $5.0 million, or 6.9%, to $78.5 million for 2024, compared to $73.4 million for 2023, primarily due to higher utilities ($1.4 million), higher administrative ($1.2 million), higher real estate taxes ($1.1 million), higher maintenance ($1.1 million) and higher insurance ($0.8 million) expenses. The increase was partially offset by lower personnel ($0.7 million) expenses.

Real estate expenses from acquisitions increased $3.5 million in 2024 due to the acquisition of Elme Druid Hills during the third quarter of 2023.

Other NOI

Other NOI decreased primarily due to lower operating income ($0.3 million) and higher repairs and maintenance expense ($0.3 million) at Watergate 600.

Other Income and Expenses

Property management expenses: Increase of $0.8 million primarily due to higher internal management fee expenses at same-store properties ($0.5 million) and the acquisition of Elme Druid Hills during the 2023 Quarter ($0.3 million).

General and administrative expenses: Decrease of $0.9 million primarily due to higher internal management fee offset ($2.3 million), corporate office moving expenses ($0.6 million) in 2023, lower rent for our corporate office ($0.6 million) and lower severance ($0.6 million) expenses in 2024. These were partially offset by higher payroll ($1.3 million), higher software ($0.8 million), higher incentive compensation ($0.6 million) expenses and an adjustment to deferred taxes ($0.5 million) in 2023.

Transformation costs: Decrease of $6.3 million due to completion of strategic transformation in 2023.

Depreciation and amortization: Increase of $7.0 million primarily due to higher depreciation and amortization at same-store residential properties ($5.7 million) and at Elme Druid Hills ($3.5 million). The increase was partially offset by lower depreciation and amortization at Watergate 600 ($2.3 million).

Interest Expense: Interest expense by debt type for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
Debt Type	2024	2023	$ Change	% Change
Notes payable	$24,497	$23,152	$1,345	5.8%
Line of credit	13,338	7,277	6,061	83.3%
Total	$37,835	$30,429	$7,406	24.3%

•Notes payable: Increase primarily due to the $125.0 million 2023 Term Loan executed in January 2023, partially offset by prepayment of a $100.0 million portion of a $250.0 million unsecured term loan (the “2018 Term Loan”) in January 2023.
•Line of credit: Increase primarily due to higher weighted average borrowings of $169.3 million and a weighted average interest rate of 6.1% in 2024, as compared to a weighted average borrowings of $70.6 million and weighted average interest rate of 6.2% in 2023.

Loss on extinguishment of debt: Loss during 2024 was due to a write-off of capitalized debt origination costs in association with the execution of our Amended and Restated Revolving Credit Facility in July 2024.

Other income: Other income during 2024 consists of additional payments received with respect to easements previously conveyed at The Wellington and Takoma Park, a previously owned retail property. Income of $0.6 million during 2023 consists of tax refunds received for office properties sold in prior years.

Real estate impairment: The real estate impairment charge of $41.9 million during 2023 reduced the carrying value of Watergate 600 to its estimated fair value.

2023 Compared to 2022

For a discussion comparing the Company’s financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to subsection “Results of Operations - 2023 Compared to 2022” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital and contractual obligations, as well as the payment of dividends, and funding possible growth opportunities.

We also believe we have adequate liquidity beyond 2024 and we have no debt maturities until 2026 and only $351 million of scheduled debt maturities prior to 2029, based on current amounts outstanding under our Amended and Restated Revolving Credit Facility.

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

As of February 11, 2025, we had cash and cash equivalents of approximately $5.9 million and availability under our Amended and Restated Revolving Credit Facility of $320.0 million. We currently expect that our potential sources of liquidity for acquisitions, development, redevelopment, expansion and renovation of properties, and operating and administrative expenses, may include:

•Cash flow from operations;
•Borrowings under our Amended and Restated Revolving Credit Facility or other new short-term facilities;
•Issuances of our equity securities and/or common units in operating partnerships;
•Issuances of preferred shares;
•Proceeds from long-term secured or unsecured debt financings, including construction loans and term loans, or the issuance of debt securities;
•Investment from joint venture partners; and
•Net proceeds from the sale of assets.

During 2025, we expect that we will have significant capital requirements, including the following:

•Funding dividends and distributions to our shareholders (which we intend to continue to pay at or about current levels);
•Approximately $41.0 - $46.0 million to invest in our existing portfolio of operating assets inclusive of $27.0 - $32.0 million of major capital expenditures; and
•Funding for potential property acquisitions throughout 2025, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements in 2025. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants or achieve anticipated rental rates, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

Debt Financing

We generally use secured or unsecured, corporate-level debt, including unsecured notes, our Amended and Restated Revolving Credit Facility, bank term loans and mortgages, to meet our borrowing needs. Long-term, we generally use fixed rate debt instruments in order to match the returns from our real estate assets. If we issue unsecured debt in the future, we will seek to ladder the maturities of our debt to mitigate exposure to interest rate risk in any particular future year. We also utilize variable rate debt for short-term financing purposes. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We may either hedge our variable rate debt to give it an effective fixed interest rate or hedge fixed rate debt to give it an effective variable interest rate.

As of December 31, 2024, our future debt principal payments are scheduled as follows (in thousands):

Year	Unsecured Notes Payable/Term Loans		Amended and Restated Revolving Credit Facility		Total Debt	Average Interest Rate
2025	—		—		$—	—%
2026	125,000	(1)	—		125,000	4.7%
2027	—		—		—	—%
2028	50,000		176,000	(2)	226,000	5.7%
2029	—		—		—	—%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	525,000		176,000		701,000	4.7%
Premiums and discounts, net	(71)		—		(71)
Debt issuance costs, net	(1,976)		—		(1,976)
Total	$522,953		$176,000		$698,953	4.7%
______________________________
(1)During 2023, we entered into the 2023 Term Loan, which has an initial two-year term ending in January 2025, and provided for two one-year extension options. In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026. In the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the 2023 Term Loan’s interest rate at 4.73% beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025. In the second quarter of 2024, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through the loan maturity date of January 10, 2026. These forward interest rate swap arrangements effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).
(2)During the third quarter of 2024, we executed the Amended Credit Agreement that provides for a revolving credit facility of $500.0 million that matures in July 2028, with two six-month extension options.

The weighted average maturity for our debt was 4.4 years as of December 31, 2024. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

Failure to comply with any of the covenants under the Amended Credit Agreement, 2023 Term Loan, unsecured notes or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Amended and Restated Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.
As of December 31, 2024, we were in compliance with the covenants related to our Amended Credit Agreement, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which approximately 88.0 million shares were outstanding at December 31, 2024.

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350.0 million of Elme Communities’ common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program.

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements in 2024 or 2023. Our issuances and net proceeds on the prior equity distribution agreement in 2022, were as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Issuance of common shares	—	—	1,032
Weighted average price per share	$—	$—	$26.27
Net proceeds	$—	—	$26,849

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market.

We did not issue common shares under the dividend reinvestment program during 2024. Our issuances and net proceeds on the dividend reinvestment program for 2023 and 2022 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2024	2023	2022
Issuance of common shares	—	28	47
Weighted average price per share	$—	$17.64	$22.40
Net proceeds	$—	$497	$1,030

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

Preferred Equity

Our Board can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of December 31, 2024, no preferred shares were issued and outstanding.

Capital Commitments

We will require capital for development and redevelopment projects currently underway and in the future. We previously engaged in predevelopment activities for the ground-up development of a residential property on land adjacent to Riverside Apartments, but as of the second quarter of 2022, we paused development activities. As of December 31, 2024, we had no outstanding contractual commitments related to our development and redevelopment projects and do not expect to spend on our development and redevelopment projects during 2025.

We anticipate funding approximately $27.0 - $32.0 million on several major renovation projects at our residential communities during 2025.

These projects include unit renovations, property technology initiatives, common area and mechanical upgrades, facade restorations and roof replacements. Not all of the anticipated spending had been committed via executed construction contracts at December 31, 2024. We expect to fund these projects using cash generated by our real estate operations, through borrowings on our Amended and Restated Revolving Credit Facility, or raising additional debt or equity capital in the public market.

Contractual Obligations

As of December 31, 2024, certain contractual obligations will require significant capital as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$809,425	$24,908	$405,887	$378,630	$—
______________________________
(1)See notes 6 and 7 of the consolidated financial statements. Amounts include principal, interest and facility fees.

In addition to our long-term debt, we have committed building capital expenditures of $2.0 million in 2025 based on contracts in place as of December 31, 2024, along with other various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance agreements and our electricity and gas purchase agreements. Contract terms on leases that can be canceled are generally one year or less.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flows for the three years ended December 31, 2024 are summarized as follows (in thousands):

	Year ended December 31,			Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cash provided by operating activities	$95,243	$84,669	$73,211	$10,574	$11,458
Cash used in investing activities	(43,740)	(146,221)	(241,163)	102,481	94,942
Cash (used in) provided by financing activities	(51,432)	60,238	(56,416)	(111,670)	116,654

Net cash provided by operating activities increased in 2024 as compared to 2023 primarily due to higher rental revenue from the acquisition of Elme Druid Hills in 2023 and from same-store communities. Net cash provided by operating activities increased in 2023 as compared to 2022 primarily due to the acquisitions of Elme Sandy Springs, Elme Marietta and Elme Cumberland in 2022.

Net cash used in investing activities decreased in 2024 as compared to 2023 primarily due to the acquisition of Elme Druid Hills during 2023. Net cash used in investing activities decreased in 2023 as compared to 2022 primarily due to the acquisitions of Elme Sandy Springs, Elme Marietta and Elme Cumberland during 2022, partially offset by the acquisition of Elme Druid Hills during 2023.

Net cash used in financing activities increased in 2024 primarily due to executing the $125.0 million 2023 Term Loan during 2023, partially offset by the prepayment of a $100.0 million portion of the 2018 Term Loan during 2023 and higher net borrowings on the Amended and Restated Revolving Credit Facility during 2024. Net cash provided by (used in) financing activities increased in 2023 compared to 2022 primarily due to executing the $125.0 million 2023 Term Loan and net borrowings on the Revolving Credit Facility during 2023 and the repayment of mortgage notes during 2022. These were partially offset by the repayment of the $100.0 million 2018 Term Loan during 2023 and proceeds from equity issuances during 2022.

Capital Improvements and Development Costs

Our capital improvement, development and redevelopment costs for the three years ended December 31, 2024 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Accretive capital improvements and development costs:
Acquisition related improvements	$6,685	$6,379	$5,236
Expansions and major renovations	29,634	22,340	21,476
Development/redevelopment	—	—	698
Tenant improvements (including first generation leases)	—	17	1,337
Total accretive capital improvements (1)	36,319	28,736	28,747
Other capital improvements:	11,071	9,482	8,464
Total	$47,390	$38,218	$37,211
______________________________
(1)     We consider these capital improvements to be accretive to revenue and not necessarily to net income.

Included in the capital improvement and development costs listed above are capitalized employee compensation in the amount of $2.0 million, $2.3 million and $1.1 million for the three years ended December 31, 2024, respectively, and while none for the two years ended December 31, 2024, capitalized interest in the amount of $0.3 million for the year ended December 31, 2022.

Accretive Capital Improvements

Acquisition Related Improvements: Acquisition related improvements are capital improvements to properties acquired during the preceding three years which were anticipated at the time we acquired the properties. These types of improvements were made in 2024 to Elme Druid Hills, Elme Cumberland, Elme Marietta and Elme Sandy Springs.

Expansions and Major Renovations: Expansion projects increase the rentable area of a property, while major renovation projects are improvements sufficient to increase the income otherwise achievable at a property. Expansions and major renovations during 2024 included managed Wi-Fi deployments at Cascade at Landmark, Elme Cumberland, Elme Druid Hills, Elme Leesburg, Elme Manassas, The Maxwell and The Wellington; smart home technology at Elme Druid Hills; access control modernization at Elme Dulles, Elme Herndon, Elme Leesburg and Elme Manassas; the completion of a multi-phase fire alarm system modernization at Riverside Apartments; and over four hundred fifty unit renovations across twenty communities.

Development/Redevelopment: Development costs represent expenditures for ground up development of new operating properties. Redevelopment costs represent expenditures for improvements intended to reposition properties in their markets and generate more income than would be otherwise achievable. Development/redevelopment costs in 2022 included predevelopment costs for a future residential development adjacent to Riverside Apartments, which is currently on hold.

Other Capital Improvements

Other capital improvements, also referred to as recurring capital improvements, are those not included in the above categories. Over time these costs will be recurring in nature to maintain a property's income and value. This category includes improvements made as needed upon vacancy of an apartment. Such improvements totaled $6.1 million in 2024, averaging approximately $1,607 per unit for the 42% of units which turned over relative to our total portfolio of apartment homes. Aside from improvements related to apartment turnover, these improvements include facade repairs, installation of new heating and air conditioning equipment, asphalt replacement, permanent landscaping, new lighting and new finishes. In addition, we incurred repair and maintenance expense of $5.3 million during 2024 to maintain the quality of our buildings.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2024 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(a)the risks associated with the outcome, objectives and timing of the strategic alternatives review, including the incurrence of costs and expenses and diversion of management’s time in connection with such review;
(b)the risks associated with ownership of real estate in general and our real estate assets in particular;
(c)the economic health of the areas in which our properties are located, particularly with respect to the greater Washington, DC metro and Sunbelt regions;
(d)risks associated with our ability to execute on our strategies, including new strategies with respect to our operations     and our portfolio, including the acquisition of apartment homes in the Sunbelt markets and our ability to realize any anticipated operational benefits from our internalization of community management functions;
(e)the risk of failure to enter into and/or complete acquisitions and dispositions;
(f)changes in the composition of our portfolio;
(g)reductions in or actual or threatened changes to the timing of federal government spending;
(h)the economic health of our residents;
(i)the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdowns or recessions and geopolitical conflicts);
(j)risks related to our ability to control our expenses if revenues decrease;
(k)compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities;
(l)risks related to legal proceedings;
(m)risks related to not having adequate insurance to cover potential losses;
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

The following table provides the calculation of our NAREIT FFO and a reconciliation of NAREIT FFO to net loss for the three years ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(13,103)	$(52,977)	$(30,868)
Adjustments:
Depreciation and amortization	95,935	88,950	91,722
Real estate impairment	—	41,860	—
NAREIT FFO	$82,832	$77,833	$60,854

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on December 31, 2024 (dollars in thousands).

	2025	2026		2027	2028	2029	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$50,000	$—	$350,000	$525,000	$472,412
Interest payments	$23,908	$18,154		$17,995	$16,155	$14,315	$14,315	$104,842
Interest rate on debt maturities	—%	4.7%		—%	5.7%	—%	4.1%	4.7%
Unsecured variable rate debt
Principal	—	$—		$—	$176,000	$—	$—	$176,000	$176,000
Variable interest rate on debt maturities					5.3%			5.3%
______________________________
(1)    Represents a $125.0 million term loan with a floating interest rate. The full amount of the term loan is effectively fixed by two interest rate swaps that became effective on July 21, 2023 and expire on the loan’s initial maturity date of January 10, 2025. In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026. The full amount of the term loan is effectively fixed by two interest rate swaps that became effective on January 10, 2025 and expire on the loan maturity date of January 10, 2026.

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

The following table sets forth information pertaining to interest rate swap contract in place as of December 31, 2024 and 2023 and its respective fair value (dollars in thousands):

Notional Amount		Floating Index Rate		Termination/	Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2024	December 31, 2023
$75,000	3.677%	USD-SOFR	July 21, 2023	January 10, 2025	$14	$740
50,000	3.676%	USD-SOFR	July 21, 2023	January 10, 2025	9	494
100,000	4.719%	USD-SOFR	January 10, 2025	January 10, 2026	(624)	—
50,000	4.720%	USD-SOFR	January 10, 2025	January 10, 2026	(312)	—
					$(913)	$1,234

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 83 to 116 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

During the three months ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

During the three months ended December 31, 2024, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

•financial institutions,

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

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Certain information required by Part III has been omitted pursuant to General Instruction G(3) to Form 10-K. We will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2025 Annual Meeting (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. In addition, we have adopted a code of ethics that applies to all of our trustees, officers and employees, which can be reviewed and printed from our website www.elmecommunities.com. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	79
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	80
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	82
	Consolidated Balance Sheets as of December 31, 2024 and 2023	83
	Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	84
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022	85
	Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023 and 2022	86
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	87
	Notes to Consolidated Financial Statements	89

2	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	113
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	114
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
4.1	Indenture dated as of August 1, 1996 between Washington REIT and The First National Bank of Chicago	8-K	001-06622	(c)	8/13/1996
4.2	Form of 2028 Notes	8-K	001-06622	99.1	2/25/1998
4.3	Supplemental Indenture by and between Washington REIT and the Bank of New York Trust Company, N.A. dated as of July 3, 2007	8-K	001-06622	4.1	7/5/2007
4.4	Description of Registrant's Securities	10-K	001-06622	4.4	2/17/2023
10.1*	Supplemental Executive Retirement Plan II dated January 1, 2008	10-K	001-06622	10.1	2/17/2023
10.2*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.3*	Deferred Compensation Plan for Officers, effective January 1, 2007, as amended and restated on January 1, 2011	10-K	001-06622	10.3	2/17/2023
10.4*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.5*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.6*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.7*	Amended and Restated Trustee Deferred Compensation Plan, effective October 21, 2015	10-Q	001-06622	10.61	11/4/2015
10.8*	2016 Omnibus Incentive Plan	DEF 14A	001-06622	Annex A	3/23/2016
10.9*	Long Term Incentive Plan (effective January 1, 2014)	10-Q	001-06622	10.50	8/5/2014
10.10*	Amendment to Long Term Incentive Plan	10-Q	001-06622	10.60	11/4/2015
10.11*	Amendment Number Two to Washington Real Estate Investment Trust 2014 Long-Term Incentive Plan (effective January 1, 2018)	10-Q	001-06622	10.54	4/30/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.12*	Washington Real Estate Investment Trust Amended and Restated Executive Short-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.45	2/19/2020
10.13*	Washington Real Estate Investment Trust Amended and Restated Executive Long-Term Incentive Plan, effective January 1, 2020	10-K	001-06622	10.46	2/19/2020
10.14*	Note Purchase Agreement, dated as of September 30, 2020, by and among Washington Real Estate Investment Trust and other parties named therein as Purchasers	10-Q	001-06622	10.1	10/30/2020
10.15*	Employment Agreement dated August 19, 2013 with Paul T. McDermott	10-Q	001-06622	10.54	11/1/2013
10.16*	Change in control agreement dated October 1, 2013 with Paul T. McDermott	10-K	001-06622	10.44	3/3/2014
10.17*	Amendment No. 1 To Change in Control Agreement with Paul T. McDermott	10-K	001-06622	10.18	2/17/2023
10.18*	Executive Officer Severance Pay Plan, adopted August 4, 2014	10-Q	001-06622	10.54	10/30/2014
10.19*	Change in control agreement dated February 2, 2022 with Susan L. Gerock	10-Q	001-06622	10.1	4/28/2022
10.20*	Amendment No. 1 To Change in Control Agreement with Susan L. Gerock	10-K	001-06622	10.18	2/17/2023
10.21*	Form of Change in Control Agreement	10-K	001-06622	10.28	2/17/2023
10.22*	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Long-Term Incentive Plan	10-K	001-06622	10.29	2/17/2023
10.23*	Amendment Number One to Washington Real Estate Investment Trust Amended and Restated Executive Officer Short-Term Incentive Plan	10-K	001-06622	10.3	2/17/2023
10.24	Second Amended and Restated Credit Agreement, dated August 26, 2021, by and among Washington Real Estate Investment Trust, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.2	10/29/2021
10.25	First Amendment to Second Amended and Restated Credit Agreement, dated January 10, 2023, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-K	001-06622	10.33	2/17/2023
10.26*	Offer Letter to Tiffany Butcher	10-Q	001-06622	10.1	8/1/2023
10.27	Third Amended and Restated Credit Agreement, dated July 10, 2024, by and among Elme Communities, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent	10-Q	001-06622	10.1	8/2/2024
10.28	Elme Communities 2016 Omnibus Incentive Plan (as amended and restated effective as of May 30, 2024)	8-K	001-06622	10.1	6/4/2024
10.29	Elme Communities Compensation Recovery Policy	10-K	001-06622	97	2/16/2024
19	Elme Communities Policy on Inside Information and Insider Trading					X
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
Date: February 14, 2025
                                By:    /s/ Paul T. McDermott
                                    Paul T. McDermott
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 14, 2025
Paul T. McDermott

/s/ Benjamin S. Butcher*	Lead Independent Trustee	February 14, 2025
Benjamin S. Butcher

/s/ Jennifer S. Banner*	Trustee	February 14, 2025
Jennifer S. Banner

/s/ Susan Carras*	Trustee	February 14, 2025
Susan Carras

/s/ Ellen M. Goitia*	Trustee	February 14, 2025
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 14, 2025
Thomas H. Nolan, Jr.

/s/ Anthony L. Winns*	Trustee	February 14, 2025
Anthony L. Winns

/s/ Steven M. Freishtat	Executive Vice President and	February 14, 2025
Steven M. Freishtat	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Senior Vice President, Chief Administrative Officer and Treasurer	February 14, 2025
W. Drew Hammond	(Principal Accounting Officer)

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
In connection with the preparation of Elme Communities’ annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Elme Communities’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Elme Communities’ internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2024, Elme Communities’ internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Elme Communities’ consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Elme Communities’ internal control over financial reporting, a copy of which appears on page 82 of this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elme Communities and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

Impairment of income producing property
Description of the Matter
At December 31, 2024, the Company’s income producing property, net of accumulated depreciation, totaled $1.8 billion. As discussed in Note 2 of the financial statements, the Company reviews long-lived assets for impairment. Real estate is evaluated for recoverability based on estimated cash flows if there are indicators of potential impairment. The Company did not identify any assets that were impaired as of December 31, 2024.

Auditing management’s assessment of impairment is challenging due to the high degree of auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related uncertainty around the Company’s estimated cash flows used in the impairment assessment. Estimated future cash flows are based on assumptions, that are forward looking and could be affected by future economic and market conditions, including capitalization rates, the projected annual cash flows associated with each property, and the estimated holding period for individual properties.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for assessing impairment of income producing properties. For example, we tested controls over management’s review of qualitative and quantitative indicators of impairment and properties’ expected future cash flows used in the recoverability evaluation, if applicable, and we tested management’s review of the significant assumptions used in their impairment assessment.

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
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on Internal Control Over Financial Reporting

We have audited Elme Communities and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Elme Communities and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company `and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 14, 2025

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2024	2023
Assets
Land	$383,808	$384,097
Income producing property	1,999,525	1,960,020
	2,383,333	2,344,117
Accumulated depreciation and amortization	(618,299)	(528,024)
Net income producing property	1,765,034	1,816,093
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,796,014	1,847,073
Cash and cash equivalents	6,144	5,984
Restricted cash	2,465	2,554
Rents and other receivables	12,511	17,642
Prepaid expenses and other assets	28,628	26,775
Total assets	$1,845,762	$1,900,028
Liabilities
Notes payable, net	$522,953	$522,345
Line of credit	176,000	157,000
Accounts payable and other liabilities	36,293	38,997
Dividend payable	15,898	15,863
Advance rents	6,257	5,248
Tenant security deposits	6,283	6,225
Total liabilities	763,684	745,678
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized: 88,029 and 87,867 shares issued and outstanding, as of December 31, 2024 and 2023, respectively	880	879
Additional paid in capital	1,740,078	1,735,530
Distributions in excess of net income	(646,095)	(569,391)
Accumulated other comprehensive loss	(13,066)	(12,958)
Total shareholders’ equity	1,081,797	1,154,060
Noncontrolling interests in subsidiaries	281	290
Total equity	1,082,078	1,154,350
Total liabilities and equity	$1,845,762	$1,900,028

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2024	2023	2022
Revenue
Real estate rental revenue	$241,935	$227,911	$209,380
Expenses
Property operating and maintenance	56,282	50,985	47,384
Real estate taxes and insurance	32,419	28,845	26,617
Property management	8,861	8,108	7,436
General and administrative	24,969	25,887	28,258
Transformation costs	—	6,339	9,686
Depreciation and amortization	95,935	88,950	91,722
Real estate impairment	—	41,860	—
	218,466	250,974	211,103
Real estate operating income (loss)	23,469	(23,063)	(1,723)
Other income (expense)
Interest expense	(37,835)	(30,429)	(24,940)
Loss on extinguishment of debt, net	(147)	(54)	(4,917)
Other income	1,410	569	712
	(36,572)	(29,914)	(29,145)
Net loss	$(13,103)	$(52,977)	$(30,868)

Basic net loss per share	$(0.15)	$(0.61)	$(0.36)

Diluted net loss per share	$(0.15)	$(0.61)	$(0.36)

Weighted average shares outstanding – basic	87,920	87,735	87,388
Weighted average shares outstanding – diluted	87,920	87,735	87,388

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(13,103)	$(52,977)	$(30,868)
Other comprehensive loss:
Unrealized (loss) gain on interest rate derivatives	(2,147)	(764)	2,819
Reclassification of unrealized loss on interest rate derivatives to earnings	2,039	2,039	2,039
Comprehensive loss	$(13,211)	$(51,702)	$(26,010)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2021	86,261	$863	$1,697,477	$(362,494)	$(19,091)	$1,316,755	$307	$1,317,062
Net loss	—	—	—	(30,868)	—	(30,868)	—	(30,868)
Unrealized gain on interest rate hedges	—	—	—	—	2,819	2,819	—	2,819
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Dividends ($0.68 per common share)	—	—	—	(59,646)	—	(59,646)	—	(59,646)
Equity offerings, net of issuance costs	1,032	10	26,839	—	—	26,849	—	26,849
Shares issued under Dividend Reinvestment Program	47	—	1,030	—	—	1,030	—	1,030
Share grants, net of forfeitures and tax withholdings	194	2	4,508	—	—	4,510	—	4,510
Balance, December 31, 2022	87,534	875	1,729,854	(453,008)	(14,233)	1,263,488	298	1,263,786
Net loss	—	—	—	(52,977)	—	(52,977)	—	(52,977)
Unrealized loss on interest rate hedges	—	—	—	—	(764)	(764)	—	(764)
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends ($0.72 per common share)	—	—	—	(63,406)	—	(63,406)	—	(63,406)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	305	4	5,179	—	—	5,183	—	5,183
Balance, December 31, 2023	87,867	879	1,735,530	(569,391)	(12,958)	1,154,060	290	1,154,350
Net loss	—	—	—	(13,103)	—	(13,103)	—	(13,103)
Unrealized loss on interest rate hedges	—	—	—	—	(2,147)	(2,147)	—	(2,147)
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Dividends ($0.72 per common share)	—	—	—	(63,601)	—	(63,601)	—	(63,601)
Share grants, net of forfeitures and tax withholdings	162	1	4,548	—	—	4,549	—	4,549
Balance, December 31, 2024	88,029	$880	$1,740,078	$(646,095)	$(13,066)	$1,081,797	$281	$1,082,078

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(13,103)	$(52,977)	$(30,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,935	88,950	91,722
Credit losses on lease related receivables	5,164	4,833	2,483
Real estate impairment	—	41,860	—
Share-based compensation expense	5,218	5,538	7,988
Amortization of debt premiums, discounts and related financing costs	4,421	4,218	4,052
Loss on extinguishment of debt, net	147	54	4,917
Gain on land easements	(1,410)	—	—
Changes in other assets	(6,894)	(11,294)	(1,602)
Changes in other liabilities	5,765	3,487	(5,481)
Net cash provided by operating activities	95,243	84,669	73,211
Cash flows from investing activities
Real estate acquisitions, net	—	(107,595)	(204,433)
Capital improvements to real estate	(47,390)	(38,218)	(36,513)
Development in progress	—	—	(698)
Non-real estate capital improvements	(212)	(408)	(1,743)
Insurance proceeds	—	—	2,224
Payments received for land easements	3,862	—	—
Net cash used in investing activities	(43,740)	(146,221)	(241,163)
Cash flows from financing activities
Line of credit borrowings, net	19,000	102,000	55,000
Dividends paid	(63,636)	(64,335)	(59,363)
Principal payments – mortgage notes payable	—	—	(76,598)
Repayments of unsecured term loan debt	—	(100,000)	—
Proceeds from term loan	—	125,000	—
Payment of financing costs	(5,676)	(844)	(39)
Distributions to noncontrolling interests	(9)	(8)	(9)
Proceeds from dividend reinvestment program	—	497	1,030
Net proceeds from equity issuances	—	—	26,849
Payment of tax withholdings for restricted share awards	(1,111)	(2,072)	(3,286)
Net cash (used in) provided by financing activities	(51,432)	60,238	(56,416)
Net increase (decrease) in cash, cash equivalents and restricted cash	71	(1,314)	(224,368)
Cash, cash equivalents and restricted cash at beginning of year	8,538	9,852	234,220
Cash, cash equivalents and restricted cash at end of year	$8,609	$8,538	$9,852

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$32,220	$23,502	$20,842
Change in accrued capital improvements and development costs	(7,864)	9,556	609
Dividend payable	15,898	15,863	14,934

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023	2022

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,144	$5,984	$8,389
Restricted cash	2,465	2,554	1,463
Cash, cash equivalents and restricted cash	$8,609	$8,538	$9,852

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust, is a self-administered equity real estate investment trust, successor to a trust organized in 1960. Our business primarily consists of the ownership and operation of apartment communities in the greater Washington, DC metro and Sunbelt regions.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to continue to qualify as such. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is generally our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis. When selling a property, we generally have the option of (a) reinvesting the sales proceeds of property sold in a way that allows us to defer recognition of some or all taxable gain realized on the sale, (b) distributing gains to the shareholders with no tax to us or (c) treating net long-term capital gains as having been distributed to our shareholders, paying the tax on the gain deemed distributed and allocating the tax paid as a credit to our shareholders. We sold no properties in 2024, 2023 or 2022.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiaries (“TRSs”). Our TRSs are subject to corporate federal and state income tax on their taxable income at regular statutory rates. As of December 31, 2024, 2023 and 2022 our TRSs had a deferred tax asset of $1.4 million that was fully reserved.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the Tax Cuts and Jobs Act. The following is a breakdown of the taxable percentage of our dividends for the three years ended December 31, 2024 (unaudited):

	2024	2023	2022
Ordinary income/Section 199A dividends	11%	33%	20%
Return of capital	79%	67%	80%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
Capital gain	10%	—%	—%

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segments Disclosures”, which enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker (“CODM”). The new standard is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the new standard on our consolidated financial statements and related disclosures for the year ended December 31, 2024.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

Real estate depreciation expense was $89.7 million, $82.7 million and $77.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

We charge maintenance and repair costs that do not extend an asset’s useful life to expense as incurred.

Interest expense and interest capitalized to real estate assets related to development and major renovation activities for the three years ended December 31, 2024 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total interest incurred	$37,835	$30,429	$25,223
Capitalized interest	—	—	(283)
Interest expense, net of capitalized interest	$37,835	$30,429	$24,940

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

Asset Acquisitions

The properties we acquire typically are not businesses as defined by ASC 805 (“Topic 805”) - Clarifying the Definition of a Business. Per this definition, a set of transferred assets and activities is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. We therefore account for such acquisitions as asset acquisitions. Acquisition costs are capitalized and identifiable assets (including physical assets and in-place leases), liabilities assumed and any noncontrolling interests are measured by allocating the cost of the acquisition on a relative fair value basis.

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

Segments

We evaluate performance based upon net operating income from the combined properties in each segment. Our reportable operating segment is a consolidation of similar properties. GAAP requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segments’ performance. Net operating income is a key measurement of our segment profit and loss and real estate expenses are a key significant expense. Net operating income is defined as segment real estate rental revenue less segment real estate expenses.

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

We also determine “Diluted earnings per share” under the two-class method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of operating partnership units under the if-converted method and our share-based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method.

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2024 and 2023, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland, Virginia and Georgia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2021 through 2023 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expenses.

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

NOTE 3: REAL ESTATE

As of December 31, 2024 and 2023, our real estate investment portfolio classified as income producing property that is held and used, at cost, consists of properties valued as follows (in thousands):

	December 31,
	2024	2023
Residential	$2,289,044	$2,249,833
Other (1)	94,289	94,284
	$2,383,333	$2,344,117
______________________________
(1)     Consists of Watergate 600

Our results of operations are dependent on the overall economic health of our markets and residents which are affected by external economic factors, such as inflation, consumer confidence and unemployment rates, as well as changing residents and consumer requirements.

As of December 31, 2024, one property, Riverside Apartments, accounted for more than approximately 10% of total assets and more than approximately 10% of real estate rental revenue.

From time to time, we have properties under development/redevelopment and held for current or future development. The cost of our real estate portfolio under development or held for future development as of each of December 31, 2024 and 2023 was $31.0 million.

As of December 31, 2024, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. In 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes, though we still consider the future completion of this development to be probable. We also continue to capitalize qualifying costs on several other projects with minor development activity necessary to ready each project for its intended use.

Acquisitions

There were no acquisitions during 2024. Properties acquired during the two years ended December 31, 2023 were as follows:

Acquisition Date	Property	Type	# of Homes (unaudited)	Ending Occupancy	Contract Purchase Price (in thousands)
September 29, 2023	Elme Druid Hills	Residential	500	96.0%	$108,000
			500		$108,000

February 1, 2022	Elme Sandy Springs	Residential	389	90.7%	$105,586
May 5, 2022	Elme Marietta	Residential	420	90.2%	107,900
May 5, 2022	Elme Cumberland	Residential	270	95.9%	69,750
			1,079		$283,236

The results of operations from acquired operating properties are included in the consolidated statements of operations as of their acquisition dates.

The revenue and earnings of our acquisitions during their year of acquisition for the two years ended December 31, 2023 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Real estate rental revenue	$2,549	$14,937
Net loss	(1,511)	(11,126)

As discussed in note 2, we record the acquired physical assets (land and building) and in-place leases (absorption costs) and any other assumed liabilities by allocating the total cost of the acquisitions on a relative fair value basis.

We recorded the total cost of the above acquisitions as follows (in thousands):

	2023	2022
Land	$25,249	$50,547
Building	79,281	220,825
Absorption costs	3,660	7,300
Aggregate discount on assumed mortgages	—	5,042
Total acquisition cost	108,190	283,714
Outstanding balance on assumed mortgages	—	(76,554)
Total carrying amounts recorded	$108,190	$207,160

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

Fair Value of In-place Leases

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$2,230	$804	$1,426	$2,262	$281	$1,981
Leasing commissions/absorption costs	67,345	63,809	3,536	67,504	60,887	6,617
Net lease intangible liabilities	13,055	11,208	1,847	13,055	10,499	2,556

Amortization of these combined components during the three years ended December 31, 2024, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization expense	$3,894	$4,530	$12,604
Real estate rental revenue increase, net	(766)	(806)	(944)
	$3,128	$3,724	$11,660

Amortization of these combined components over the next five years is projected to be as follows (in thousands):

	Depreciation and amortization expense	Real estate rental revenue, net increase	Total
2025	$2,020	$(709)	$1,311
2026	1,922	(662)	1,260
2027	1,020	(476)	544
2028	—	—	—
2029	—	—	—
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

We sold no properties in 2024, 2023 or 2022.

Real Estate Impairment

No properties, including assets held for development, had any recognized impairment charges during 2024. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record additional impairment charges in the future.

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

Leasing as a Lessor

    Future Minimum Rental Income

As of December 31, 2024, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

2025	$15,677
2026	15,223
2027	13,290
2028	6,088
2029	6,005
Thereafter	36,160
$92,443

Apartment leases are not included as the terms are generally for one year or less. Rental income under most of these commercial leases increase in future years based on agreed-upon percentages or in some instances, changes in the Consumer Price Index.

NOTE 5: MORTGAGE NOTE PAYABLE

In May 2022, we assumed a $42.8 million mortgage note in connection with the acquisition of Elme Marietta. This mortgage note bore interest at 3.36% per annum. The effective interest rate on this mortgage note was 4.50% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $40.0 million. Principal and interest were payable monthly until May 1, 2030, at which time all unpaid principal and interest would have been payable in full.

In May 2022, we assumed a $33.7 million mortgage note in connection with the acquisition of Elme Cumberland. This mortgage note bore interest at 2.93% per annum. The effective interest rate on this mortgage note was 4.00% based on quotes obtained for similar loans. We recorded the mortgage note at its estimated fair value of $31.5 million. Principal and interest were payable monthly until May 1, 2030, at which time all unpaid principal and interest would have been payable in full.

In September 2022, we extinguished the liabilities associated with both of the mortgage notes through defeasance arrangements, recognizing aggregate losses on extinguishment of debt of $4.9 million.

NOTE 6: UNSECURED LINES OF CREDIT PAYABLE

During 2023, we prepaid the remaining $100.0 million portion of an existing $250.0 million unsecured term loan (the “2018 Term Loan”) and executed an amendment to the Revolving Credit Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. The Revolving Credit Facility bore interest at a rate of daily SOFR plus 0.10% plus a margin ranging from 0.70% to 1.40%. In addition, the Revolving Credit Facility required the payment of a facility fee ranging from 0.10% to 0.30% (in each case, depending on Elme Communities’ credit rating) on the $700.0 million committed revolving loan capacity, without regard to usage.

During 2024, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and Restated Revolving Credit Facility has a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility will bear interest, at our option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on our credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon our credit rating). The base rate is the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement requires the payment of a facility fee equal to 0.10% to 0.30% (depending on our credit rating) on the $500.0 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%. As of December 31, 2024, the interest rate on the Amended and Restated Revolving Credit Facility is based on an adjusted daily SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR is 4.49% and the facility fee is 0.20%.

The amount of the Amended and Restated Revolving Credit Facility unused and available at December 31, 2024 was as follows (in thousands):

Committed capacity	$500,000
Borrowings outstanding	(176,000)
Unused and available	$324,000

We executed borrowings and repayments on the Revolving Credit Facility and Amended and Restated Revolving Credit Facility during 2024 as follows (in thousands):

Balance, December 31, 2023	$157,000
Borrowings	158,000
Repayments	(139,000)
Balance, December 31, 2024	$176,000

All outstanding advances for the Amended and Restated Revolving Credit Facility are due and payable upon maturity in July 2028, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

For the three years ended December 31, 2024, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense (excluding facility fees)	$10,509	$4,419	$912
Facility fees	1,229	1,454	1,454

The Amended and Restated Revolving Credit Facility contains and the prior unsecured credit facility that it replaced contained certain financial and non-financial covenants, all of which we have met as of December 31, 2024 and 2023. Included in these covenants are limits on our total indebtedness, secured and unsecured indebtedness and required debt service payments.

Information related to revolving credit facilities for the three years ended December 31, 2024 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023	2022
Total revolving credit facilities at December 31	$500,000	$700,000	$700,000
Borrowings outstanding at December 31	176,000	157,000	55,000
Weighted average daily borrowings during the year	169,344	70,578	21,636
Maximum daily borrowings during the year	187,000	164,000	67,000
Weighted average interest rate during the year	6.10%	6.17%	4.22%
Weighted average interest rate on borrowings outstanding at December 31	5.26%	6.26%	5.20%

The covenants under our Amended Credit Agreement require us to insure our properties against loss or damage in amounts customarily maintained by similar businesses or as they may be required by applicable law. The covenants for the notes require us to keep all of our insurable properties insured against loss or damage at least equal to their then full insurable value. We have an insurance policy that has no terrorism exclusion, except for non-certified nuclear, chemical and biological acts of terrorism. Our financial condition and results of operations are subject to the risks associated with acts of terrorism and the potential for uninsured losses as the result of any such acts. Effective November 26, 2002, under this existing coverage, any losses caused by certified acts of terrorism would be partially reimbursed by the United States under a formula established by federal law. Under this formula, the United States pays 85% of covered terrorism losses exceeding the statutorily established deductible paid by the insurance provider, and insurers pay 10% until aggregate insured losses from all insurers reach $100 billion in a calendar year. If the aggregate amount of insured losses under this program exceeds $100 billion during the applicable period for all insured and insurers combined, then each insurance provider will not be liable for payment of any amount which exceeds the aggregate amount of $100 billion. On December 20, 2019, The Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed into law, extending the program through December 31, 2027.

NOTE 7: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2024 and 2023 are as follows (in thousands):

		Effective	December 31,		Payoff Date/
	Coupon/Stated Rate	Rate (1)	2024	2023	Maturity Date (2)
2023 Term Loan	1 Month SOFR + 95 basis points	4.73%	$125,000	$125,000	1/10/2026
30-Year Unsecured Notes	7.25%	7.36%	50,000	50,000	2/25/2028
Green Bonds	3.44%	4.09%	350,000	350,000	12/29/2030
Total principal			525,000	525,000
Premiums and discounts, net			(71)	(94)
Deferred issuance costs, net			(1,976)	(2,561)
Total			$522,953	$522,345
______________________________
(1)     For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 8).
(2)     No principal amounts are due prior to maturity. In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026.

During 2023, we executed a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan had a two-year term ending in January 2025, with two one year extension options. We used the proceeds to prepay the remaining $100.0 million portion of the 2018 Term Loan in full and a portion of our borrowings under our Revolving Credit Facility.

During 2024, we entered into a first amendment of the 2023 Term Loan (the “Term Loan Amendment”). The Term Loan Amendment implements various covenant and technical amendments to make the 2023 Term Loan consistent with corresponding provisions in the Amended Credit Agreement. The Term Loan Amendment does not change the maturity or any of the pricing terms of the term loan outstanding under the 2023 Term Loan.

In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026.

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

The note purchase agreement contains customary financial covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, and a maximum unencumbered leverage ratio. The note purchase agreement also contains restrictive covenants that, among other things, restrict the ability of Elme Communities and its subsidiaries to enter into transactions with affiliates, consolidate or merge or transfer or lease all or substantially all of its assets, create liens, make dividends and distributions if an event of default exists, or substantially change the general nature of our business. Such financial and restrictive covenants are substantially similar to the corresponding covenants contained in our Amended Credit Agreement.

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

The required principal payments on the unsecured notes and term loans as of December 31, 2024 are as follows (in thousands):

2025	$—
2026	125,000
2027	—
2028	50,000
2029	—
Thereafter	350,000
$525,000

Interest on these notes is payable semi-annually, except for the term loan, for which interest is payable monthly. These notes contain certain financial and non-financial covenants, all of which we have met as of December 31, 2024. Included in these covenants is the requirement to maintain a minimum level of unencumbered assets, as well as limits on our total indebtedness, secured indebtedness and required debt service payments.

NOTE 8: DERIVATIVE INSTRUMENTS

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025.

During the second quarter of 2024, we entered into two forward interest rate swap arrangements for the 2023 Term Loan with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements effectively fix a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins).
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
The fair values of the interest rate swap as of December 31, 2024 and 2023, were as follows (in thousands):

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Assets (Liabilities)
				December 31,
Derivative Instrument			Maturity Date	2024	2023
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$14	$740
Interest rate swap	50,000	July 21, 2023	January 10, 2025	9	494
Interest rate swap	100,000	January 10, 2025	January 10, 2026	(624)	—
Interest rate swap	50,000	January 10, 2025	January 10, 2026	(312)	—
				$(913)	$1,234

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The current interest rate swaps have been effective since inception. The gains or losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Year Ending December 31,
	2024	2023	2022
Unrealized (loss) gain on interest rate hedges	$(2,147)	$(764)	$2,819

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional

$0.9 million related to our four outstanding interest rate swap arrangements will be reclassified as a decrease to interest expense.

The losses reclassified from Accumulated other comprehensive income into interest expense for the three years ended December 31, 2024, were as follows (in thousands):

	Year Ending December 31,
	2024	2023	2022
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$2,039	$2,039	$2,039

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of December 31, 2024, the fair value of derivative assets, including accrued interest, was $23,000 and the fair value of the derivative liabilities, including accrued interest, was $0.9 million. As of December 31, 2024, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at December 31, 2024 and 2023 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 8).

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

The fair values of these assets and liabilities at December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024				December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$2,648	$2,648	$—	$—	$1,984	$1,984	$—	$—
Interest rate swaps	23	—	23	—	1,234	—	1,234	—
Liabilities:
Interest rate swaps	(936)	—	(936)	—	—	—	—	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in 2024. In the third quarter of 2023, we measured the fair value of Watergate 600 using Level 3 inputs as there was evidence of impairment (see note 3).

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to December 31, 2024 may differ significantly from the amounts presented.

Below is a summary of significant methodologies used in estimating fair values and a schedule of fair values at December 31, 2024.

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

As of December 31, 2024 and 2023, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$6,144	$6,144	$5,984	$5,984
Restricted cash	2,465	2,465	2,554	2,554
Line of credit payable	176,000	176,000	157,000	157,000
Notes payable	522,953	472,412	522,345	466,668

NOTE 10: SHARE-BASED COMPENSATION

Elme Communities maintains short-term (“STIP”) and long-term (“LTIP”) incentive plans that allow for share-based awards to officers (“Officer STIP” and “Officer LTIP”) and non-officer employees. Share-based awards are provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our board of trustees (the “Board”) in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan, as amended, allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2024 and 2023.

Officer STIP

Under the Officer STIP all named executive officers will have the opportunity to receive an annual cash bonus based on the achievement of certain performance measures that will be established for each performance period. Each year, the Compensation Committee will establish the threshold, target and high performance goals for each performance measure, as well as the weighting attributable to each such performance measure, with the aggregate weighting for all such performance measures to total 100%. Such performance measures will consist of one or more financial performance measures and, if determined by the Compensation Committee, individual performance measures.

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

Each participant’s total award under the Officer STIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the first day of that performance period, which percentage will depend upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period. The percentages for the performance period beginning January 1, 2024 are as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	63%	125%	188%
Chief Operating Officer	47%	93%	158%
Chief Financial Officer	41%	75%	133%
Chief Information Officer	35%	65%	115%
Chief Administrative Officer	30%	60%	105%

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

Officer LTIP

Under the Officer LTIP all named executive officers will have the opportunity to receive awards based on (i) the achievement of performance measures, which will be established for each performance period, and (ii) continued employment with the Company. The aggregate weighting for the performance measures and the time-based measures, as determined by the Compensation Committee, will total 100%. The performance measures will consist of one or more shareholder return measures and one or more strategic measures. The awards earned under the Officer LTIP, if any, are payable in our common shares of beneficial interest. Each participant’s total award under the Officer LTIP with respect to a performance period will be stated as a percentage of the participant’s annual base salary determined as of the beginning of that performance period. The percentages for the performance period beginning January 1, 2024 are as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	198%	275%	440%
Chief Operating Officer	133%	190%	280%
Chief Financial Officer	95%	135%	196%
Chief Information Officer	100%	143%	207%
Chief Administrative Officer	70%	100%	145%

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

We use a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the Officer LTIP awards. For three-year performance periods commencing on or after January 1, 2024, the market performance condition is based on total shareholder return relative to the FTSE Nareit Residential Index (60% weighting) and a defined population of peer companies (40% weighting). For three-year performance period commencing on January 1, 2023, the market performance condition is based on total shareholder return relative to the FTSE Nareit Residential Index (60% weighting) and a defined population of peer companies (40% weighting). For three-year performance period commencing on January 1, 2022, the market condition performance measurement is based on total shareholder return relative to a defined population of peer companies (100% weighting). The model evaluates the awards for changing total shareholder return over the term of the vesting, relative to the peer companies and relative to the FTSE indexes, and uses random simulations that are based on past stock characteristics as well as dividend growth and other factors for Elme Communities and each of the peer companies.

The assumptions used to value the TSR portion of the officer LTIP awards were as follows:

	2024 Awards	2023 Awards	2022 Awards
Expected volatility (1)	25.5%	32.3%	35.2%
Risk-free interest rate (2)	4.7%	4.2%	1.7%
Expected term (3)	3 years	3 years	3 years
Share price at grant date	$15.31	$19.04	$24.54
______________________________
(1)     Expected volatility based upon historical volatility of our daily closing share price.
(2)    Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3)    Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2024 ranged from approximately 51% to 155% for the 60% of the LTIP based on TSR relative to the FTSE Nareit Residential Index and from approximately 64% to 195% for the 40% of the LTIP based on TSR relative to a defined population of peer companies.

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

Trustee Awards

We award share-based compensation to our trustees in the form of restricted shares which vest immediately. The value of share-based compensation for each trustee was $100,000 for each of the three years ended December 31, 2024. While a trustee serves on the board, until a trustee owns an aggregate number of common shares the value of which must equal at least five times the annual cash retainer at the time of their election to the board, the common shares received by trustees as compensation are restricted in transfer.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the three years ended December 31, 2024 for all share-based awards was $5.2 million, $5.5 million and $8.0 million, respectively, net of capitalized share-based compensation expense of $0.1 million, $0.1 million and $0.2 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2024 related to our restricted share awards, excluding those subject to market conditions and inclusive of trustee awards, was as follows:

	Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2021	259,695	$29.16
Granted	408,606	22.33
Vested during year	(408,118)	27.13
Forfeited	(17,814)	25.31
Unvested at December 31, 2022	242,369	21.35
Granted	410,928	18.40
Vested during year	(367,109)	19.79
Forfeited	(28,453)	20.85
Unvested at December 31, 2023	257,735	18.89
Granted	280,008	14.61
Vested during year	(237,433)	17.13
Forfeited	(19,823)	14.86
Unvested at December 31, 2024	280,487	16.27

The total fair value of share grants vested for each of the three years ended December 31, 2024 was $4.1 million, $7.3 million and $11.1 million, respectively.

As of December 31, 2024, the total compensation cost related to non-vested share awards not yet recognized was $3.5 million, which we expect to recognize over a weighted average period of 20 months.

Unrestricted Shares with Market Conditions

Share-based awards with market conditions under the LTIP were awarded in 2024, 2023 and 2022 with fair market values, as determined using a Monte Carlo simulation, as follows (in thousands):

	2024 Awards (1)	2023 Awards (1)	2022 Awards (1)
Relative Peer TSR	$1,101	$831	$1,480
Absolute/Index TSR (2)	1,313	1,048	N/A

The unamortized value of these awards with market conditions as of December 31, 2024 was as follows (in thousands):

	2024 Awards (1)	2023 Awards (1)	2022 Awards (1)
Relative Peer TSR	$853	$294	$—
Absolute/Index TSR (2)	1,016	376	N/A
______________________________
(1)    The 2024, 2023 and 2022 Awards were granted under the Officer LTIP, whereby all of the shares vest immediately at the end of the 3-year performance period.
(2)     The performance conditions for the 2024 and 2023 awards were evaluated based on 60% on TSR relative to the FTSE Nareit Residential Index and 40% based on TSR relative to a defined populations of peer companies. The performance conditions for the 2022 awards were evaluated based on 100% on TSR relative to a defined population of peer companies.

NOTE 11: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the three years ended December 31, 2024, we made contributions to the 401(k) plan of $0.7 million, $0.6 million and $0.3 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers and members of the Board. The plans allow for a deferral of a percentage of annual cash compensation and trustee fees. The plans are unfunded, and payments are to be made out of the general assets of Elme Communities. The deferred compensation liability was $0.1 million at each of December 31, 2024 and 2023.

In November 2005, the Board approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Elme Communities for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2024 and 2023, the accrued benefit liability was $2.6 million and $2.0 million, respectively. For each of the three years ended December 31, 2024, we recognized current service cost of $0.3 million, $0.3 million and $0.2 million, respectively.

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

We also determine “Diluted earnings per share” as the more dilutive of the two-class method or the treasury stock method with respect to the unvested restricted share awards. We further evaluate any other potentially dilutive securities at the end of the period and adjust the basic earnings per share calculation for the impact of those securities that are dilutive. Our dilutive earnings per share calculation includes the dilutive impact of operating partnership units under the if-converted method and our share-based awards with performance conditions prior to the grant date and all market condition awards under the contingently issuable method.

The computation of basic and diluted earnings per share for the three years ended December 31, 2024 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(13,103)	$(52,977)	$(30,868)
Allocation of earnings to unvested restricted share awards	(287)	(255)	(232)
Adjusted net loss	$(13,390)	$(53,232)	$(31,100)
Denominator:
Weighted average shares outstanding – basic and diluted	87,920	87,735	87,388

Basic net loss per common share	$(0.15)	$(0.61)	$(0.36)
Diluted net loss per common share	$(0.15)	$(0.61)	$(0.36)

Dividends declared per common share	$0.72	$0.72	$0.68

NOTE 13: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2024, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.

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

We have one office property, Watergate 600, which does not meet the quantitative or qualitative criteria for a reportable segment and has been classified within “Other”, along with business activities that are not part of an operating segment, on our segment disclosure tables.

Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing the performance and allocating resources to the operating segment. The CODM uses net operating income (“NOI”), defined as real estate rental revenue less real estate expenses (the significant segment expense), as the key basis of measurement for the reported segment profit or loss.

Real estate rental revenue as a percentage of the total for the Residential reportable segment and Other for the three years ended December 31, 2024 was as follows:

	Year Ended December 31,
	2024	2023	2022
Residential	92%	92%	91%
Other	8%	8%	9%

The percentage of income producing real estate assets classified as held and used, at cost, for the Residential reportable segment and Other as of December 31, 2024 and 2023 was as follows:

	2024	2023
Residential	96%	96%
Other	4%	4%

The following tables present revenues, net operating income, capital expenditures and total assets for the three years ended December 31, 2024 from the Residential reportable segment and Other, and reconciles the consolidated net operating income to net loss as reported (in thousands):

	Twelve Months Ended December 31, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$223,638	$18,297	$241,935
Real estate expenses	83,066	5,635	88,701
Net operating income	$140,572	$12,662	$153,234
Property management expenses			(8,861)
General and administrative expenses			(24,969)
Depreciation and amortization			(95,935)
Interest expense			(37,835)
Loss on extinguishment of debt			(147)
Other income			1,410
Net loss			$(13,103)
Capital expenditures	$47,054	$548	$47,602
Total assets	$1,719,087	$126,675	$1,845,762

	Twelve Months Ended December 31, 2023
	Residential	Other	Consolidated
Real estate rental revenue	$209,311	18,600	$227,911
Real estate expenses	74,535	5,295	79,830
Net operating income	$134,776	$13,305	$148,081
Property management expenses			(8,108)
General and administrative expenses			(25,887)
Transformation costs			(6,339)
Depreciation and amortization			(88,950)
Interest expense			(30,429)
Loss on extinguishment of debt			(54)
Other income			569
Real estate impairment			(41,860)
Net loss			$(52,977)
Capital expenditures	$37,782	$844	$38,626
Total assets	$1,768,426	$131,602	$1,900,028

	Twelve Months Ended December 31, 2022
	Residential	Other	Consolidated
Real estate rental revenue	$190,500	$18,880	$209,380
Real estate expenses	68,735	5,266	74,001
Net operating income	$121,765	$13,614	$135,379
Property management expenses			(7,436)
General and administrative expenses			(28,258)
Transformation costs			(9,686)
Depreciation and amortization			(91,722)
Interest expense			(24,940)
Loss on extinguishment of debt			(4,917)
Other income			712
Net loss			$(30,868)
Capital expenditures	$35,081	$3,175	$38,256
Total assets	$1,691,176	$181,430	$1,872,606

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter in each of the years ended December 31, 2024 and 2023 were as follows (in thousands, except for per share data):

	Quarter(1)
	First	Second	Third	Fourth
2024
Real estate rental revenue	$59,513	$60,103	$61,055	$61,264
Net loss	$(3,647)	$(3,471)	$(2,970)	$(3,015)

Net loss per share
Basic	$(0.04)	$(0.04)	$(0.03)	$(0.03)
Diluted	$(0.04)	$(0.04)	$(0.03)	$(0.03)
2023
Real estate rental revenue	$55,809	$56,599	$56,651	$58,852
Net loss	$(3,643)	$(2,611)	$(43,618)	$(3,105)

Net loss per share
Basic	$(0.04)	$(0.03)	$(0.50)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.50)	$(0.04)
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

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350.0 million of Elme Communities’ common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program.

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements in 2024 or 2023. Our issuances and net proceeds on the prior equity distribution agreement in 2022, were as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Issuance of common shares	—	—	1,032
Weighted average price per share	$—	$—	$26.27
Net proceeds	$—	$—	$26,849

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

We did not issue common shares under the dividend reinvestment program during 2024. Our issuances and net proceeds on the dividend reinvestment program for 2023 and 2022 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2024	2023	2022
Issuance of common shares	—	28	47
Weighted average price per share	$—	$17.64	$22.40
Net proceeds	$—	$497	$1,030

NOTE 17: DEFERRED COSTS

As of December 31, 2024 and 2023, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	December 31,
	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$9,256	$5,902	$3,354	$9,048	$5,537	$3,511

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the three years ended December 31, 2024 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred leasing costs amortization	$539	$351	$406

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2024	$1,399	$—	$—	$1,399
2023	$1,399	$—	$—	$1,399
2022	$1,392	$7	$—	$1,399

SCHEDULE III

		Initial Cost (a)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2024			Accumulated Depreciation at December 31, 2024
Properties	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Year of Construction	Date of Acquisition	Depreciation Life (d)
Residential Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$23,809,000	$420,000	$26,487,000	$26,907,000	$19,246,000	1951	Jan 1963	30 years
Roosevelt Towers	Virginia	336,000	1,996,000	15,779,000	336,000	17,775,000	18,111,000	14,539,000	1964	May 1965	40 years
Park Adams	Virginia	287,000	1,654,000	18,458,000	287,000	20,112,000	20,399,000	14,327,000	1959	Jan 1969	35 years
The Ashby at McLean (f)	Virginia	4,356,000	17,102,000	36,436,000	4,356,000	53,538,000	57,894,000	39,538,000	1982	Aug 1996	30 years
Bethesda Hill Apartments	Maryland	3,900,000	13,412,000	18,668,000	3,900,000	32,080,000	35,980,000	26,066,000	1986	Nov 1997	30 years
Bennett Park	Virginia	2,861,000	917,000	83,946,000	4,774,000	82,950,000	87,724,000	55,126,000	2007	Feb 2001	28 years
The Clayborne	Virginia	269,000	—	32,363,000	699,000	31,933,000	32,632,000	21,766,000	2008	Jun 2003	26 years
Kenmore Apartments	Washington, DC	28,222,000	33,955,000	23,147,000	28,222,000	57,102,000	85,324,000	29,074,000	1948	Sep 2008	30 years
The Maxwell	Virginia	12,787,000	—	39,354,000	12,850,000	39,291,000	52,141,000	18,715,000	2014	Jun 2011	30 years
Yale West	Washington, DC	14,684,000	62,069,000	2,705,000	14,684,000	64,774,000	79,458,000	24,738,000	2011	Feb 2014	30 years
The Paramount (f)	Virginia	8,568,000	38,716,000	4,722,000	8,568,000	43,438,000	52,006,000	19,137,000	1984	Oct 2013	30 years
The Wellington	Virginia	30,548,000	116,563,000	28,346,000	30,259,000	145,198,000	175,457,000	50,239,000	1960	Jul 2015	30 years
Trove	Virginia	15,000,000	—	119,069,000	15,000,000	119,069,000	134,069,000	30,163,000	2020	Jul 2015	30 years
Riverside Apartments	Virginia	38,924,000	184,854,000	58,959,000	38,864,000	243,873,000	282,737,000	82,380,000	1971	May 2016	30 years
Riverside Apartments land parcel (e)	Virginia	15,968,000	—	14,419,000	—	30,387,000	30,387,000	—	n/a	May 2016	n/a
Elme Alexandria	Virginia	23,942,000	93,672,000	23,148,000	23,942,000	116,820,000	140,762,000	25,204,000	1990	Jun 2019	30 years
Elme Manassas	Virginia	13,586,000	68,802,000	10,600,000	13,586,000	79,402,000	92,988,000	17,884,000	1986	Jun 2019	30 years
Elme Dulles	Virginia	12,476,000	66,852,000	11,927,000	12,476,000	78,779,000	91,255,000	17,734,000	2000	Jun 2019	30 years
Elme Leesburg	Virginia	4,113,000	21,286,000	2,532,000	4,113,000	23,818,000	27,931,000	6,003,000	1986	Jun 2019	30 years
Elme Herndon	Virginia	11,225,000	51,534,000	9,729,000	11,225,000	61,263,000	72,488,000	14,077,000	1991	Jun 2019	30 years
Elme Germantown	Maryland	7,609,000	34,431,000	5,149,000	7,609,000	39,580,000	47,189,000	9,334,000	1990	Jun 2019	30 years
Elme Watkins Mill	Maryland	7,151,000	30,851,000	3,066,000	7,151,000	33,917,000	41,068,000	8,446,000	1975	Jun 2019	30 years
Cascade at Landmark	Virginia	12,289,000	56,235,000	6,355,000	12,289,000	62,590,000	74,879,000	13,472,000	1988	Jul 2019	30 years
Elme Conyers	Georgia	4,798,000	42,122,000	4,861,000	4,798,000	46,983,000	51,781,000	7,181,000	1999	Aug 2021	30 years
Elme Eagles Landing	Georgia	16,117,000	86,460,000	8,227,000	16,117,000	94,687,000	110,804,000	13,486,000	2000	Nov 2021	30 years
Elme Sandy Springs	Georgia	17,423,000	85,817,000	8,900,000	17,423,000	94,717,000	112,140,000	11,966,000	1972	Feb 2022	30 years
Elme Marietta	Georgia	19,019,000	83,319,000	3,314,000	19,019,000	86,633,000	105,652,000	9,965,000	1975	May 2022	30 years
Elme Cumberland	Georgia	14,106,000	51,689,000	5,624,000	14,106,000	57,313,000	71,419,000	6,997,000	1982	May 2022	30 years
Elme Druid Hills	Georgia	25,249,000	79,281,000	3,912,000	25,249,000	83,193,000	108,442,000	5,572,000	1987	Sep 2023	30 years

		$366,233,000	$1,326,267,000	$627,524,000	$352,322,000	$1,967,702,000	$2,320,024,000	$612,375,000
Office Building
Watergate 600 (b)	Washington, DC	$45,981,000	$78,325,000	$(30,017,000)	$31,486,000	$62,803,000	$94,289,000	$5,924,000	1972	Apr 2017	30 years

Total	$412,214,000	$1,404,592,000	$597,507,000	$383,808,000	$2,030,505,000	$2,414,313,000	$618,299,000
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

c)     At December 31, 2024, total land, buildings and improvements are carried at $1.5 billion for federal income tax purposes.
d)     The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 40 years.
e)     As of December 31, 2024, Elme Communities had one residential property under development, the Riverside Apartments land parcel. The value not yet placed into service at December 31, 2024 was $30.4 million.
f)     As of December 31, 2024, Elme Communities had investments in various development, redevelopment and renovation projects, including The Ashby at McLean and The Paramount. The total value of these projects, which has not yet been placed in service, is $0.6 million at December 31, 2024.

ELME COMMUNITIES AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation for the three years ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Real estate assets
Balance, beginning of period	$2,375,097	$2,299,712	$1,990,810
Additions:
Property acquisitions (1)	—	104,530	271,373
Improvements (1)	39,216	48,075	37,539
Deductions:
Impairment write-down	—	(77,220)	—
Write-off of disposed assets	—	—	(10)
Balance, end of period	$2,414,313	$2,375,097	$2,299,712
Accumulated depreciation
Balance, beginning of period	$528,024	$479,846	$401,926
Additions:
Depreciation	90,275	83,538	78,267
Deductions:
Impairment write-down	—	(35,360)	—
Write-off of disposed assets	—	—	(347)
Balance, end of period	$618,299	$528,024	$479,846
______________________________
(1)     Includes non-cash accruals for capital items.