Form 10-Q
period 2025-03-31
Elme Communities
filed 2025-05-02
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2025, 88,158,657 common shares were outstanding.

ELME COMMUNITIES

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity and Consolidated Statements of Cash Flows reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2024 included in our 2024 Annual Report on Form 10-K filed on February 14, 2025.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Land	$383,808	$383,808
Income producing property	2,004,162	1,999,525
	2,387,970	2,383,333
Accumulated depreciation and amortization	(640,061)	(618,299)
Net income producing property	1,747,909	1,765,034
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,778,889	1,796,014
Cash and cash equivalents	6,396	6,144
Restricted cash	2,556	2,465
Rents and other receivables	12,206	12,511
Prepaid expenses and other assets	27,532	28,628
Total assets	$1,827,579	$1,845,762
Liabilities
Notes payable, net	$523,061	$522,953
Line of credit	182,000	176,000
Accounts payable and other liabilities	31,082	36,293
Dividend payable	15,943	15,898
Advance rents	6,010	6,257
Tenant security deposits	6,282	6,283
Total liabilities	764,378	763,684
Equity
Shareholders’ equity
Preferred shares, $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 88,157 and 88,029 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively	882	880
Additional paid in capital	1,741,220	1,740,078
Distributions in excess of net income	(666,713)	(646,095)
Accumulated other comprehensive loss	(12,467)	(13,066)
Total shareholders’ equity	1,062,922	1,081,797
Noncontrolling interests in subsidiaries	279	281
Total equity	1,063,201	1,082,078
Total liabilities and equity	$1,827,579	$1,845,762
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenue
Real estate rental revenue	$61,493	$59,513
Expenses
Property operating and maintenance	14,175	13,464
Real estate taxes and insurance	7,819	8,255
Property management	2,246	2,218
General and administrative	9,229	6,196
Depreciation and amortization	23,239	24,943
	56,708	55,076
Real estate operating income	4,785	4,437
Other income (expense)
Interest expense	(9,460)	(9,494)
Other income	—	1,410
	(9,460)	(8,084)
Net loss	$(4,675)	$(3,647)

Basic net loss per common share	$(0.05)	$(0.04)

Diluted net loss per common share	$(0.05)	$(0.04)

Weighted average shares outstanding – basic	88,064	87,885
Weighted average shares outstanding – diluted	88,064	87,885

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,675)	$(3,647)
Other comprehensive income:
Unrealized gain on interest rate hedges	89	83
Reclassification of unrealized loss on interest rate derivatives to earnings	510	510
Comprehensive loss	$(4,076)	$(3,054)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2024	88,029	$880	$1,740,078	$(646,095)	$(13,066)	$1,081,797	$281	$1,082,078
Net loss	—	—	—	(4,675)	—	(4,675)	—	(4,675)
Unrealized gain on interest rate hedges	—	—	—	—	89	89	—	89
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,943)	—	(15,943)	—	(15,943)
Share grants, net of forfeitures and tax withholdings	128	2	1,142	—	—	1,144	—	1,144
Balance, March 31, 2025	88,157	$882	$1,741,220	$(666,713)	$(12,467)	$1,062,922	$279	$1,063,201

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350
Net loss	—	—	—	(3,647)	—	(3,647)	—	(3,647)
Unrealized gain on interest rate hedges	—	—	—	—	83	83	—	83
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,885)	—	(15,885)	—	(15,885)
Share grants, net of forfeitures and tax withholdings	136	1	994	—	—	995	—	995
Balance, March 31, 2024	88,003	$880	$1,736,524	$(588,923)	$(12,365)	$1,136,116	$288	$1,136,404

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,675)	$(3,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,239	24,943
Credit losses on lease related receivables	983	1,451
Share-based compensation expense	1,372	1,090
Net amortization of debt premiums, discounts and related financing costs	1,071	1,058
Gain on land easements	—	(1,410)
Changes in operating other assets	(573)	(941)
Changes in operating other liabilities	(5,242)	(1,328)
Net cash provided by operating activities	16,175	21,216
Cash flows from investing activities
Capital improvements to real estate	(5,688)	(13,617)
Non-real estate capital improvements	(10)	(5)
Payments received for land easements	—	3,862
Net cash used in investing activities	(5,698)	(9,760)
Cash flows from financing activities
Line of credit borrowings, net	6,000	3,000
Dividends paid	(15,898)	(15,911)
Payment of financing costs	(25)	—
Distributions to noncontrolling interests	(2)	(2)
Payment of tax withholdings for restricted share awards	(209)	(178)
Net cash used in financing activities	(10,134)	(13,091)
Net increase (decrease) in cash, cash equivalents and restricted cash	343	(1,635)
Cash, cash equivalents and restricted cash at beginning of period	8,609	8,538
Cash, cash equivalents and restricted cash at end of period	$8,952	$6,903

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,982	$11,972
Change in accrued capital improvements and development costs	(139)	(7,309)
Dividend payable	15,943	15,888

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,396	$4,199
Restricted cash	2,556	2,704
Cash, cash equivalents and restricted cash	$8,952	$6,903
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, is a self-administered equity real estate investment trust (“REIT”), and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended March 31, 2025 and March 31, 2024 as the “2025 Quarter” and the “2024 Quarter,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both March 31, 2025 and December 31, 2024, our TRS had a deferred tax asset of $1.4 million that was fully reserved.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segments Disclosures,” which enhances disclosures of significant segment expenses and other segment items regularly provided to the chief operating decision maker (“CODM”). The new standard is effective in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the new standard on our consolidated financial statements and related disclosures for the year ended December 31, 2024.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Elme Communities and our subsidiaries and entities in which Elme Communities has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. In addition, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of March 31, 2025, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes.

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

We did not sell or classify any properties as held for sale during the 2025 Quarter or in 2024.

As of March 31, 2025, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2025 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of March 31, 2025. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

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

As of March 31, 2025, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR was 4.41% and the facility fee was 0.20%.

All outstanding advances for the Amended and Restated Revolving Credit Facility are due and payable upon maturity in July 2028, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Amended and Restated Revolving Credit Facility’s unsecured line of credit unused and available at March 31, 2025 was as follows (in thousands):

Committed capacity	$500,000
Borrowings outstanding	(182,000)
Unused and available	$318,000

We executed borrowings and repayments on the Amended and Restated Revolving Credit Facility during the 2025 Quarter as follows (in thousands):

Balance, December 31, 2024	$176,000
Borrowings	46,000
Repayments	(40,000)
Balance, March 31, 2025	$182,000

NOTE 5: NOTES PAYABLE

During 2023, we entered into a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan had a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the remaining $100.0 million portion of the $250.0 million unsecured term loan (the “2018 Term Loan”) in full and a portion of our borrowings under our previous revolving credit facility.

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

During the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026. The interest rate on the 2023 Term Loan is effectively fixed at 5.77% by two interest rate swap arrangements through its maturity date of January 10, 2026 (see note 6).

NOTE 6: DERIVATIVE INSTRUMENTS

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025.

During the second quarter of 2024, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements effectively fix (i) a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins) and (ii) the 2023 Term Loan’s interest rate at 5.77% beginning on January 10, 2025 through the extended loan maturity date of January 10, 2026.

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

The fair values of the interest rate swaps as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	March 31, 2025	December 31, 2024
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$—	$14
Interest rate swap	50,000	July 21, 2023	January 10, 2025	—	9
Interest rate swap	100,000	January 10, 2025	January 10, 2026	(549)	(624)
Interest rate swap	50,000	January 10, 2025	January 10, 2026	(275)	(312)
				$(824)	$(913)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Unrealized gain on interest rate hedges	$89	$83

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.8 million related to our outstanding interest rate swap arrangements will be reclassified as a net increase to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$510

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of March 31, 2025, the fair value of derivative liabilities was $0.8 million. As of March 31, 2025, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at March 31, 2025 and December 31, 2024 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$2,678	$2,678	$—	$—	$2,648	$2,648	$—	$—
Interest rate swaps	—	—	—	—	23	—	23	—
Liabilities:
Interest rate swaps	(824)	—	(824)	—	(936)	—	(936)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. In the 2025 Quarter, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to March 31, 2025 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of March 31, 2025 and December 31, 2024, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$6,396	$6,396	$6,144	$6,144
Restricted cash	2,556	2,556	2,465	2,465
Line of credit	182,000	182,000	176,000	176,000
Notes payable, net	523,061	478,560	522,953	472,412

NOTE 8: SHARE-BASED COMPENSATION

Elme Communities maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our board of trustees in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan, as amended, allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.4 million and $1.1 million for the 2025 Quarter and 2024 Quarter, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $0.7 million and $0.6 million for the 2025 Quarter and 2024 Quarter, respectively.

The total unvested restricted share awards at March 31, 2025 was 493,625 shares, which had a weighted average grant date fair value of $15.82 per share. As of March 31, 2025, the total compensation cost related to unvested restricted share awards was $6.0 million, which we expect to recognize over a weighted average period of 24 months.

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

The computations of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(4,675)	$(3,647)
Allocation of earnings to unvested restricted share awards	(89)	(80)
Adjusted net loss	$(4,764)	$(3,727)
Denominator:
Weighted average shares outstanding – basic and diluted	88,064	87,885

Basic net loss per common share	$(0.05)	$(0.04)
Diluted net loss per common share	$(0.05)	$(0.04)

Dividends declared per common share	$0.18	$0.18

NOTE 10: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities (the “Residential segment”). Within the Residential segment, we do not distinguish or group our consolidated operations based on size (only one community, Riverside Apartments, comprises more than 10% of consolidated revenues), type (all assets in the segment are residential) or geography (all but six communities are within the Washington, DC metro region). Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents.

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

We evaluate performance based upon NOI of the combined properties in the segment. Our reportable operating segment consolidates similar properties. GAAP requires that segment disclosures present the measure(s) used by the CODM for purposes of assessing each segment’s performance. NOI is a key measurement of our segment profit and loss and is defined as real estate rental revenue less real estate expenses.

The following tables present revenues, NOI, capital expenditures and total assets for the three months ended March 31, 2025 and 2024 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended March 31, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$57,007	$4,486	$61,493
Real estate expenses	20,609	1,385	21,994
Net operating income	$36,398	$3,101	$39,499
Property management expenses			(2,246)
General and administrative expenses			(9,229)
Depreciation and amortization			(23,239)
Interest expense			(9,460)
Net loss			$(4,675)

Capital expenditures	$5,663	$35	$5,698
Total assets	$1,703,880	$123,699	$1,827,579

	Three Months Ended March 31, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$54,871	$4,642	$59,513
Real estate expenses	20,358	1,361	21,719
Net operating income	$34,513	$3,281	$37,794
Property management expenses			(2,218)
General and administrative expenses			(6,196)
Depreciation and amortization			(24,943)
Interest expense			(9,494)
Other income			1,410
Net loss			$(3,647)
Capital expenditures	$13,565	$57	$13,622
Total assets	$1,751,228	$125,311	$1,876,539

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

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2025 Quarter or 2024 Quarter.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

We did not issue common shares under the dividend reinvestment program during the 2025 Quarter and 2024 Quarter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025.

We refer to the three months ended March 31, 2025 and March 31, 2024 as the “2025 Quarter” and the “2024 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of Elme Communities to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: the risks associated with the outcome, objectives and timing of the strategic alternatives review, including the incurrence of costs and expenses and diversion of management’s time in connection with such review; the risks associated with ownership of real estate in general and our real estate assets in particular; the economic health of the areas in which our properties are located, particularly with respect to the greater Washington, DC metro and Sunbelt regions; risks associated with our ability to execute on our strategies, including new strategies with respect to our operations and our portfolio, including the acquisition of apartment homes in the Sunbelt markets and our ability to realize any anticipated operational benefits from our internalization of community management functions; the risk of failure to enter into and/or complete acquisitions and dispositions; changes in the composition of our portfolio; reductions in or actual or threatened changes to the timing of federal government spending; the economic health of our residents; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdowns or recessions, tariffs and trade barriers, supply chain disruptions and geopolitical conflicts); risks related to our ability to control our expenses if revenues decrease; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; risks related to legal proceedings; risks related to not having adequate insurance to cover potential losses; changes in the market value of securities; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of share ownership; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2024 Form 10-K filed on February 14, 2025. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2025 Quarter to the 2024 Quarter.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of March 31, 2025, we owned approximately 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

During the 2025 Quarter, we announced that our board of trustees had initiated a formal review to evaluate strategic alternatives for Elme Communities in an effort to maximize shareholder value. This review remains ongoing and there is no deadline or definitive timetable set for completion of this review and there can be no assurance that this process will result in Elme Communities pursuing a transaction or any other strategic outcome.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net loss	$(4,675)	$(3,647)	$(1,028)	28.2%
NOI (1)	$39,499	$37,794	$1,705	4.5%
NAREIT FFO (2)	$18,564	$21,296	$(2,732)	(12.8)%
______________________________
(1) See page 22 of the MD&A for a reconciliation of NOI to net income.
(2) See page 29 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to higher professional fees ($2.9 million) in the 2025 Quarter in connection with the previously disclosed cooperation agreement entered into on March 19, 2025 (the “Cooperation Agreement”) and activities related to the board of trustee’s ongoing strategic alternatives review and higher other income ($1.4 million) in the 2024 Quarter. These were partially offset by lower depreciation and amortization expenses ($1.7 million) and higher NOI ($1.7 million) in the 2025 Quarter.

The increase in NOI is primarily due to higher NOI from same-store properties ($1.9 million), partially offset by lower NOI at Watergate ($0.2 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio increased to 94.8% as of March 31, 2025 from 94.3% as of March 31, 2024.

The decrease in NAREIT FFO is primarily due to higher general and administrative expenses ($3.0 million) and higher other income ($1.4 million) in the 2024 Quarter, partially offset by higher NOI ($1.7 million).

Investment Activity

There were no significant investment transactions during the 2025 Quarter.
Financing Activity

As of April 29, 2025, our Amended and Restated Revolving Credit Facility has a borrowing capacity of $314.0 million.

As of March 31, 2025, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR was 4.41% and the facility fee was 0.20%.

Capital Requirements

We have no debt maturities scheduled until 2026. We expect to have additional capital requirements as set forth on page 25 (Liquidity and Capital Resources – Capital Requirements).

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2025 Quarter and the 2024 Quarter.
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

2025 Quarter Compared to 2024 Quarter

The following table reconciles net loss to NOI and provides the basis for our discussion of our consolidated results of operations and NOI in the 2025 Quarter compared to the 2024 Quarter. All amounts are in thousands, except percentage amounts.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net loss	$(4,675)	$(3,647)	$(1,028)	28.2%
Adjustments:
Property management expenses	2,246	2,218	28	1.3%
General and administrative expenses	9,229	6,196	3,033	49.0%
Real estate depreciation and amortization	23,239	24,943	(1,704)	(6.8)%
Interest expense	9,460	9,494	(34)	(0.4)%
Other income	—	(1,410)	1,410	(100.0)%
Total net operating income (NOI)	$39,499	$37,794	$1,705	4.5%

Residential revenue:
Same-store portfolio	$57,007	$54,871	$2,136	3.9%
Total	57,007	54,871	2,136	3.9%
Residential expenses:
Same-store portfolio	20,546	20,301	245	1.2%
Development	63	57	6	10.5%
Total	20,609	20,358	251	1.2%
Residential NOI:
Same-store portfolio	36,461	34,570	1,891	5.5%
Development	(63)	(57)	(6)	10.5%
Total	36,398	34,513	1,885	5.5%
Other NOI (1)	3,101	3,281	(180)	(5.5)%
Total NOI	$39,499	$37,794	$1,705	4.5%
 ______________________________
(1)Other: Watergate 600

Residential Revenue

Residential revenue is comprised of (a) rent from operating leases of multifamily residential apartments with terms of approximately one year or less, recognized on a straight-line basis, (b) revenue from the recovery of operating expenses from our residents, (c) credit losses on lease related receivables, (d) revenue from leases of retail space at our apartment communities and (e) parking and other tenant charges.
Residential revenue from same-store residential properties increased $2.1 million, or 3.9%, to $57.0 million for the 2025 Quarter, compared to $54.9 million for the 2024 Quarter, primarily due to higher rental income ($1.0 million), lower credit losses ($0.5 million), lower vacancy loss ($0.4 million) and higher ancillary income ($0.2 million).

Average occupancy for residential properties for the 2025 Quarter and 2024 Quarter was as follows:

March 31, 2025			March 31, 2024			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.8%	NA	94.8%	94.3%	NA	94.3%	0.5%	NA	0.5%

The increase in same-store average occupancy was primarily due to higher average occupancy at Elme Cumberland, Elme Eagles Landing, The Ashby at McLean, Elme Manassas, Elme Herndon and Elme Druid Hills, partially offset by lower average occupancy at Elme Conyers, The Clayborne and Yale West.

Residential Expenses

Residential expenses as a percentage of residential revenue for the 2025 Quarter and the 2024 Quarter were 36.2% and 37.1%, respectively.

Residential expenses from same-store residential properties increased $0.2 million, or 1.2%, to $20.5 million for the 2025 Quarter, compared to $20.3 million for the 2024 Quarter, primarily due to higher administrative ($0.3 million), higher repairs and maintenance ($0.3 million) and higher utilities ($0.2 million) expenses. The increase is partially offset by lower real estate tax ($0.5 million) and lower turnover ($0.1 million) expenses.

Other NOI

Other NOI decreased ($0.2 million) due to lower rental revenue at Watergate 600.

Other Income and Expenses

General and administrative expenses: Increase of $3.0 million primarily due to higher professional fees ($2.9 million) in connection with the Cooperation Agreement and activities related to the board of trustee’s ongoing strategic alternatives review.

Real estate depreciation and amortization: Decrease of $1.7 million primarily due to lower depreciation and amortization at Elme Druid Hills due to in-place leases amortization in the 2024 Quarter ($1.8 million).
Interest expense: Interest expense by debt type for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
Debt Type	2025	2024	$ Change	% Change
Notes payable	$6,333	$6,120	$213	3.5%
Line of credit	3,127	3,374	(247)	(7.3)%
Total	$9,460	$9,494	$(34)	(0.4)%

•Notes payable: Increase primarily due to a higher effective interest rate in the 2025 Quarter driven by the interest rate swap arrangements that became effective on January 10, 2025.

•Line of credit: Decrease primarily due to a lower weighted average interest rate of 5.3% in the 2025 Quarter, as compared to a weighted average interest rate of 6.3% in the 2024 Quarter, partially offset by a higher weighted average borrowings of $183.6 million in the 2025 Quarter, as compared to weighted average borrowings of $168.3 million in the 2024 Quarter.

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

We also believe we have adequate liquidity beyond 2025 and we have no debt maturities until 2026 and only $357.0 million of scheduled debt maturities prior to 2029, based on current amounts outstanding under our Amended and Restated Revolving Credit Facility. As of April 29, 2025, we had cash and cash equivalents totaling $2.7 million and a borrowing capacity of $314.0 million on our Amended and Restated Revolving Credit Facility, resulting in a total liquidity position of $316.7 million.

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

Capital Requirements

As of the end of the 2025 Quarter, our full-year 2025 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders (which we intend to continue to pay at or about current levels);
•Approximately $41.0 - $46.0 million to invest in our existing portfolio of operating assets, inclusive of $26.0 - $31.0 million of major capital expenditures; and
•Funding for potential property acquisitions throughout 2025, offset by proceeds from potential property dispositions.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales and have access to the capital resources necessary to fund our requirements for the remainder of 2025. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants or achieve anticipated rental rates, declines in our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments, make strategic acquisitions or make necessary and/or routine capital improvements or undertake improvement/redevelopment opportunities with respect to our existing portfolio of operating assets.

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

As of March 31, 2025, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Amended and Restated Revolving Credit Facility		Total Debt	Average Interest Rate
2025	$—		$—		$—	—%
2026	125,000	(1)	—		125,000	5.8%
2027	—		—		—	—%
2028	50,000		182,000	(2)	232,000	5.8%
2029	—		—		—	—%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	$525,000		$182,000		$707,000	4.9%
Net discounts/premiums	(65)		—		(65)
Loan costs, net of amortization	(1,874)		—		(1,874)
Total maturities	$523,061		$182,000		$705,061	4.9%
______________________________
(1) During 2023, we entered into the 2023 Term Loan, which had an initial two-year term ending in January 2025, and provided for two one-year extension options. In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026. In the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the 2023 Term Loan’s interest rate at 4.73% beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025. In the second quarter of 2024, we entered into two forward interest rate swap arrangements with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through the loan maturity date of January 10, 2026. These forward interest rate swap arrangements effectively fix (i) a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins) and (ii) the 2023 Term Loan’s interest rate at 5.77% beginning on January 10, 2025 through the loan maturity date of January 10, 2026.
(2) During the third quarter of 2024, we executed the Amended Credit Agreement that provides for a revolving credit facility of $500.0 million that matures in July 2028, with two six-month extension options.

As of March 31, 2025, the weighted average maturity for our debt is 4.1 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of March 31, 2025, we were in compliance with the covenants related to our Amended Credit Agreement, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.2 million shares were outstanding at March 31, 2025.

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

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2025 Quarter or 2024 Quarter.

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

We did not issue common shares under the dividend reinvestment program during the 2025 Quarter or 2024 Quarter.

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for future acquisitions or other business purposes. As of March 31, 2025, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash provided by operating activities	$16,175	$21,216	$(5,041)	(23.8)%
Net cash used in investing activities	(5,698)	(9,760)	4,062	(41.6)%
Net cash used in financing activities	(10,134)	(13,091)	2,957	(22.6)%

Net cash provided by operating activities decreased primarily due to higher net loss due to higher general and administrative expenses.

Net cash used in investing activities decreased primarily due to lower expenditure on capital improvements during the 2025 Quarter, partially offset by the cash provided by the land easements in the 2024 Quarter.

Net cash used in financing activities decreased primarily due to higher net borrowings on the Amended and Restated Revolving Credit Facility during the 2025 Quarter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2025 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,675)	$(3,647)
Adjustment:
Depreciation and amortization	23,239	24,943
NAREIT FFO	$18,564	$21,296

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2025. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on March 31, 2025 (in thousands):

	2025	2026		2027	2028	2029	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$50,000	—	$350,000	$525,000	$478,560
Interest payments	$14,407	$18,189		$17,995	$16,155	$14,315	$14,315	$95,376
Interest rate on debt maturities	—%	5.8%		—%	5.8%	—%	4.1%	4.9%
Unsecured variable rate debt
Principal	$—	$—		$—	$182,000	$—	$—	$182,000	$182,000
Variable interest rate on debt maturities					5.3%			5.3%
______________________________
(1)     Represents the 2023 Term Loan with a floating interest rate. The full amount of the 2023 Term Loan was effectively fixed by two interest rate swaps that became effective on July 21, 2023 and expired on the loan’s initial maturity date of January 10, 2025. In the fourth quarter of 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026. The full amount of the 2023 Term Loan is effectively fixed by two interest rate swaps that became effective on January 10, 2025 and expire on the loan maturity date of January 10, 2026.

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

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2025 and December 31, 2024 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	March 31, 2025	December 31, 2024
$75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	$—	$14
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	—	9
100,000	4.719%	USD-SOFR	1/10/2025	1/10/2026	(549)	(624)
50,000	4.720%	USD-SOFR	1/10/2025	1/10/2026	(275)	(312)
					$(824)	$(913)

We enter into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs.

As the majority of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Financing.”

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 14, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2025 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1 - January 31, 2025	$—	$—	—	$50,000,000
February 1 - February 28, 2025	13,743	15.23	—	$50,000,000
March 1 - March 31, 2025	—	—	—	$50,000,000
Total	$13,743	$15.23	—
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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2025, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Articles Supplementary of Elme Communities	8-K	001-06622	3.1	3/20/2025
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
10.1	Cooperation Agreement, dated March 19, 2025, by and among Elme Communities, Argosy-Lionbridge Real Estate Securities, L.P. and the Related Persons on Schedule A thereto	8-K	001-06622	10.1	3/20/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: May 2, 2025