Form 10-Q
period 2025-06-30
Elme Communities
filed 2025-08-06
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, 88,161,066 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Land	$383,808	$383,808
Income producing property	2,013,831	1,999,525
	2,397,639	2,383,333
Accumulated depreciation and amortization	(662,209)	(618,299)
Net income producing property	1,735,430	1,765,034
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,766,410	1,796,014
Cash and cash equivalents	4,786	6,144
Restricted cash	2,307	2,465
Rents and other receivables	12,250	12,511
Prepaid expenses and other assets	24,451	28,628
Total assets	$1,810,204	$1,845,762
Liabilities
Notes payable, net	$523,196	$522,953
Line of credit	175,000	176,000
Accounts payable and other liabilities	38,230	36,293
Dividend payable	15,947	15,898
Advance rents	5,079	6,257
Tenant security deposits	6,282	6,283
Total liabilities	763,734	763,684
Equity
Shareholders’ equity
Preferred shares, $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 88,162 and 88,029 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively	882	880
Additional paid in capital	1,743,161	1,740,078
Distributions in excess of net income	(686,226)	(646,095)
Accumulated other comprehensive loss	(11,624)	(13,066)
Total shareholders’ equity	1,046,193	1,081,797
Noncontrolling interests in subsidiaries	277	281
Total equity	1,046,470	1,082,078
Total liabilities and equity	$1,810,204	$1,845,762
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Real estate rental revenue	$62,099	$60,103	$123,592	$119,616
Expenses
Property operating and maintenance	14,624	13,996	28,799	27,460
Real estate taxes and insurance	8,038	7,986	15,857	16,241
Property management	2,256	2,175	4,502	4,393
General and administrative	7,689	6,138	16,918	12,334
Depreciation and amortization	23,560	23,895	46,799	48,838
	56,167	54,190	112,875	109,266
Real estate operating income	5,932	5,913	10,717	10,350
Other income (expense)
Interest expense	(9,498)	(9,384)	(18,958)	(18,878)
Other income	—	—	—	1,410
	(9,498)	(9,384)	(18,958)	(17,468)
Net loss	$(3,566)	$(3,471)	$(8,241)	$(7,118)

Basic net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.08)

Diluted net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.08)

Weighted average shares outstanding – basic	88,093	87,910	88,078	87,898
Weighted average shares outstanding – diluted	88,093	87,910	88,078	87,898

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,566)	$(3,471)	$(8,241)	$(7,118)
Other comprehensive income:
Unrealized gain (loss) on interest rate hedges	334	(796)	423	(713)
Reclassification of unrealized loss on interest rate derivatives to earnings	509	510	1,019	1,020
Comprehensive loss	$(2,723)	$(3,757)	$(6,799)	$(6,811)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2024	88,029	$880	$1,740,078	$(646,095)	$(13,066)	$1,081,797	$281	$1,082,078
Net loss	—	—	—	(8,241)	—	(8,241)	—	(8,241)
Unrealized gain on interest rate hedges	—	—	—	—	423	423	—	423
Amortization of swap settlements	—	—	—	—	1,019	1,019	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.36 per common share)	—	—	—	(31,890)	—	(31,890)	—	(31,890)
Share grants, net of forfeitures and tax withholdings	133	2	3,083	—	—	3,085	—	3,085
Balance, June 30, 2025	88,162	$882	$1,743,161	$(686,226)	$(11,624)	$1,046,193	$277	$1,046,470

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350
Net loss	—	—	—	(7,118)	—	(7,118)	—	(7,118)
Unrealized loss on interest rate hedges	—	—	—	—	(713)	(713)	—	(713)
Amortization of swap settlements	—	—	—	—	1,020	1,020	—	1,020
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends ($0.36 per common share)	—	—	—	(31,801)	—	(31,801)	—	(31,801)
Share grants, net of forfeitures and tax withholdings	144	1	2,411	—	—	2,412	—	2,412
Balance, June 30, 2024	88,011	$880	$1,737,941	$(608,310)	$(12,651)	$1,117,860	$285	$1,118,145

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2025	88,157	$882	$1,741,220	$(666,713)	$(12,467)	$1,062,922	$279	$1,063,201
Net loss	—	—	—	(3,566)	—	(3,566)	—	(3,566)
Unrealized gain on interest rate hedges	—	—	—	—	334	334	—	334
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,947)	—	(15,947)	—	(15,947)
Share grants, net of share grant amortization and forfeitures	5	—	1,941	—	—	1,941	—	1,941
Balance, June 30, 2025	88,162	$882	$1,743,161	$(686,226)	$(11,624)	$1,046,193	$277	$1,046,470

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2024	88,003	$880	$1,736,524	$(588,923)	$(12,365)	$1,136,116	$288	$1,136,404
Net loss	—	—	—	(3,471)	—	(3,471)	—	(3,471)
Unrealized loss on interest rate hedges	—	—	—	—	(796)	(796)	—	(796)
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends ($0.18 per common share)	—	—	—	(15,916)	—	(15,916)	—	(15,916)
Share grants, net of forfeitures and tax withholdings	8	—	1,417	—	—	1,417	—	1,417
Balance, June 30, 2024	88,011	$880	$1,737,941	$(608,310)	$(12,651)	$1,117,860	$285	$1,118,145

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(8,241)	$(7,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,799	48,838
Credit losses on lease related receivables	2,022	2,548
Share-based compensation expense	3,113	2,135
Net amortization of debt premiums, discounts and related financing costs	2,143	2,117
Gain on land easements	—	(1,410)
Changes in operating other assets	(13)	(666)
Changes in operating other liabilities	200	3,629
Net cash provided by operating activities	46,023	50,073
Cash flows from investing activities
Capital improvements to real estate	(14,391)	(21,487)
Non-real estate capital improvements	(60)	(59)
Payments received for land easements	—	3,862
Net cash used in investing activities	(14,451)	(17,684)
Cash flows from financing activities
Line of credit borrowings, net	(1,000)	(1,000)
Dividends paid	(31,841)	(31,843)
Payment of financing costs	(26)	—
Distributions to noncontrolling interests	(4)	(5)
Payment of tax withholdings for restricted share awards	(217)	(187)
Net cash used in financing activities	(33,088)	(33,035)
Net decrease in cash, cash equivalents and restricted cash	(1,516)	(646)
Cash, cash equivalents and restricted cash at beginning of period	8,609	8,538
Cash, cash equivalents and restricted cash at end of period	$7,093	$7,892

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$16,286	$16,140
Change in accrued capital improvements and development costs	1,155	(5,339)
Dividend payable	15,947	15,905

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,786	$5,629
Restricted cash	2,307	2,263
Cash, cash equivalents and restricted cash	$7,093	$7,892
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust (the “Company”), is a self-administered equity real estate investment trust, and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended June 30, 2025 and June 30, 2024 as the “2025 Quarter” and the “2024 Quarter,” respectively, and the six months ended June 30, 2025 and June 30, 2024 as the “2025 Period” and the “2024 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both June 30, 2025 and December 31, 2024, our TRS had a deferred tax asset of $1.4 million that was fully reserved.

Proposed Portfolio Sale Transaction and Plan of Sale and Liquidation

Subsequent to quarter end, the Company entered into a Purchase Agreement dated August 1, 2025 (the “Purchase Agreement”), by and among the Company, WashREIT OP LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Seller”), Echo Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Seller (the “Echo Sub”), CEVF VI Capital Holdings, LLC, a Delaware limited liability company (“Buyer”), and CEVF VI Co-Invest I Venture, LLC, a Delaware limited liability company. Pursuant to and subject to the terms and conditions of the Purchase Agreement, Buyer has agreed to purchase all of the limited liability company interests of Echo Sub, which at the consummation of the transactions will indirectly own 19 of the Company’s multifamily properties, in exchange for an aggregate purchase price of $1.6 billion, subject to customary adjustments (the “Portfolio Sale Transaction”).

In connection with approval of the Purchase Agreement, the board of trustees approved a Plan of Sale and Liquidation (“Plan of Sale and Liquidation”). The Plan of Sale and Liquidation includes a plan of liquidation that provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

Consummation of the Portfolio Sale Transaction and effectiveness of the Plan of Sale and Liquidation are subject to approval by the affirmative vote of the holders of the Company’s shares of beneficial interests entitled to cast a majority of all the votes entitled to be cast on the matter. The Portfolio Sale Transaction is also subject to other customary closing conditions. The Portfolio Sale Transaction and the Plan of Sale and Liquidation are referred to herein as the “Proposed Transactions”.

Commitment Letter

In connection with entering into the Purchase Agreement and approval of the Plan of Sale and Liquidation by the board of trustees, the Company obtained a commitment to provide debt financing in the original principal amount of $520 million (or $565 million if one of the 19 properties is not included in the closing of the Portfolio Sale Transaction) (the “Loan”), which will be secured by substantially all of the Company’s real estate assets and subsidiary equity interests that remain after the closing under the Purchase Agreement, pursuant to a commitment letter (the “Commitment Letter”) from Goldman Sachs Bank USA. The Loan will have an initial term of one year with a one-year extension option, that may be exercised subject to certain conditions specified in the Commitment Letter. The funding of the Loan provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (a) execution and delivery of definitive documentation with respect to the Loan in accordance with the terms set forth in the Commitment Letter, and (b) closing of the Portfolio Sale Transaction. The actual documentation governing the Loan has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter.
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

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

Lessee Accounting

For leases where we are the lessee, primarily our corporate office operating lease, we recognize a right-of-use asset and a lease liability in accordance with Accounting Standards Codification (“ASC”) Topic 842. The right-of-use asset and associated liability is equal to the present value of the minimum lease payments, applying our incremental borrowing rate. Our borrowing rate is computed based on observable borrowing rates taking into consideration our credit quality and adjusting to a secured borrowing rate for similar assets and terms.

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of June 30, 2025, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes.

Properties Sold and Held for Sale

Pending consummation of the Portfolio Sale Transaction and effectiveness of the Plan of Sale and Liquidation, we intend to hold our properties for investment with a view to long-term appreciation, to engage in the business of owning our properties and to make occasional sales of properties that no longer meet our long-term strategy or return objectives and where market conditions for sale are favorable. The proceeds from the sales may be used to support other corporate needs or distributed to our shareholders. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

We did not sell or classify any properties as held for sale during the 2025 Period or in 2024.

As of June 30, 2025, we assessed our properties, including assets held for development, for impairment and did not recognize any impairment charges during the 2025 Quarter. We applied reasonable estimates and judgments in evaluating each of the properties as of June 30, 2025. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

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

As of June 30, 2025, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR was 4.45% and the facility fee was 0.20%.

All outstanding advances for the Amended and Restated Revolving Credit Facility are due and payable upon maturity in July 2028, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Amended and Restated Revolving Credit Facility’s unsecured line of credit unused and available at June 30, 2025 was as follows (in thousands):

Committed capacity	$500,000
Borrowings outstanding	(175,000)
Unused and available	$325,000

We executed borrowings and repayments on the Amended and Restated Revolving Credit Facility during the 2025 Period as follows (in thousands):

Balance, December 31, 2024	$176,000
Borrowings	79,000
Repayments	(80,000)
Balance, June 30, 2025	$175,000

NOTE 5: NOTES PAYABLE

During 2023, we entered into a $125.0 million unsecured term loan (the “2023 Term Loan”) with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan had a two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the remaining $100.0 million portion of the $250.0 million unsecured 2018 term loan in full and a portion of our borrowings under our previous revolving credit facility.

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

During 2024, we exercised one of two one-year extension options on the 2023 Term Loan to extend the maturity of the loan to January 10, 2026. The interest rate on the 2023 Term Loan is effectively fixed at 5.77% by two interest rate swap arrangements through its maturity date of January 10, 2026 (see note 6).

NOTE 6: DERIVATIVE INSTRUMENTS

During 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025.

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

The fair values of the interest rate swaps as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	June 30, 2025	December 31, 2024
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$—	$14
Interest rate swap	50,000	July 21, 2023	January 10, 2025	—	9
Interest rate swap	100,000	January 10, 2025	January 10, 2026	(327)	(624)
Interest rate swap	50,000	January 10, 2025	January 10, 2026	(163)	(312)
				$(490)	$(913)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains and losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) on interest rate hedges	$334	$(796)	$423	$(713)

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.5 million related to our outstanding interest rate swap arrangements will be reclassified as a net increase to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss reclassified from accumulated other comprehensive loss into interest expense	$509	$510	$1,019	$1,020

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of June 30, 2025, the fair value of derivative liabilities was $0.5 million. As of June 30, 2025, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at June 30, 2025 and December 31, 2024 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

We base the valuations related to the SERP on quoted prices in active markets and accordingly these valuations fall into Level 1 in the fair value hierarchy.

The valuation of the interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate derivative. This analysis reflects the contractual terms of the interest rate derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC Topic 820, Fair Value Measurement, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate derivatives fall into Level 2 in the fair value hierarchy.

The fair values of these assets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$3,008	$3,008	$—	$—	$2,648	$2,648	$—	$—
Interest rate swaps	—	—	—	—	23	—	23	—
Liabilities:
Interest rate swaps	(490)	—	(490)	—	(936)	—	(936)	—

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

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to June 30, 2025 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of June 30, 2025 and December 31, 2024, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$4,786	$4,786	$6,144	$6,144
Restricted cash	2,307	2,307	2,465	2,465
Line of credit	175,000	175,000	176,000	176,000
Notes payable, net	523,196	480,893	522,953	472,412

NOTE 8: SHARE-BASED COMPENSATION

Elme Communities maintains short-term and long-term incentive plans that allow for stock-based awards to officers and non-officer employees. Stock based awards are provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our board of trustees in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan allows for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.7 million and $1.0 million for the 2025 Quarter and 2024 Quarter, respectively, and $3.1 million and $2.1 million for the 2025 Period and 2024 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.1 million and $0.9 million for the 2025 Period and 2024 Period, respectively.

The total unvested restricted share awards at June 30, 2025 was 490,833 shares, which had a weighted average grant date fair value of $15.81 per share. As of June 30, 2025, the total compensation cost related to unvested restricted share awards was $5.1 million, which we expect to recognize over a weighted average period of 21 months.

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

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,566)	$(3,471)	$(8,241)	$(7,118)
Allocation of earnings to unvested restricted share awards	(88)	(79)	(177)	(158)
Adjusted net loss	$(3,654)	$(3,550)	$(8,418)	$(7,276)
Denominator:
Weighted average shares outstanding – basic and diluted	88,093	87,910	88,078	87,898

Basic net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.08)
Diluted net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.08)

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and six months ended June 30, 2025 and 2024 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended June 30, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$57,683	$4,416	$62,099
Real estate expenses	21,261	1,401	22,662
Net operating income	$36,422	$3,015	$39,437
Other expense:
Property management expenses			(2,256)
General and administrative expenses			(7,689)
Depreciation and amortization			(23,560)
Interest expense			(9,498)
Net loss			$(3,566)

Capital expenditures	$8,707	$46	$8,753
Total assets	$1,692,236	$117,968	$1,810,204

	Three Months Ended June 30, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$55,492	$4,611	$60,103
Real estate expenses	20,622	1,360	21,982
Net operating income	$34,870	$3,251	$38,121
Other expense:
Property management expenses			(2,175)
General and administrative expenses			(6,138)
Depreciation and amortization			(23,895)
Interest expense			(9,384)
Net loss			$(3,471)
Capital expenditures	$7,872	$52	$7,924
Total assets	$1,738,354	$123,121	$1,861,475

	Six Months Ended June 30, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$114,690	8,902	$123,592
Real estate expenses	41,870	2,786	44,656
Net operating income	$72,820	$6,116	$78,936
Other income (expense):
Property management expenses			(4,502)
General and administrative expenses			(16,918)
Depreciation and amortization			(46,799)
Interest expense			(18,958)
Net loss			$(8,241)
Capital expenditures	$14,370	$81	$14,451

	Six Months Ended June 30, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$110,363	9,253	$119,616
Real estate expenses	40,980	2,721	43,701
Net operating income	$69,383	$6,532	$75,915
Other income (expense):
Property management expenses			(4,393)
General and administrative expenses			(12,334)
Depreciation and amortization			(48,838)
Interest expense			(18,878)
Other income			1,410
Net loss			$(7,118)
Capital expenditures	$21,437	$109	$21,546

NOTE 11: SHAREHOLDERS’ EQUITY

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

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2025 Period or 2024 Period.

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes.

We did not issue common shares under the dividend reinvestment program during the 2025 Period or 2024 Period.

NOTE 12: SUBSEQUENT EVENTS

Subsequent to quarter end, the Company entered into the Purchase Agreement. Pursuant to and subject to the terms and conditions of the Purchase Agreement, Buyer has agreed to purchase all of the limited liability company interests of Echo Sub, which at the consummation of the transactions will indirectly own 19 of the Company’s multifamily properties, in exchange for an aggregate purchase price of $1.6 billion, subject to customary adjustments.

In connection with approval of the Purchase Agreement, the board of trustees approved a Plan of Sale and Liquidation. The Plan of Sale and Liquidation includes a plan of liquidation that provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

Consummation of the Portfolio Sale Transaction and effectiveness of the Plan of Sale and Liquidation are subject to approval by the affirmative vote of the holders of the Company’s shares of beneficial interests entitled to cast a majority of all the votes entitled to be cast on the matter. The Portfolio Sale Transaction is also subject to other customary closing conditions.

Commitment Letter

In connection with entering into the Purchase Agreement and approval of the Plan of Sale and Liquidation by the board of trustees, the Company obtained a commitment from Goldman Sachs Bank USA to provide the Loan, which will be secured by substantially all of the Company’s real estate assets and subsidiary equity interests that remain after the closing under the Purchase Agreement. The Loan will have an initial term of one year with a one-year extension option, that may be exercised subject to certain conditions specified in the Commitment Letter. The funding of the Loan provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (a) execution and delivery of definitive documentation with respect to the Loan in accordance with the terms set forth in the Commitment Letter, and (b) closing of the Portfolio Sale Transaction. The actual documentation governing the Loan has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter.

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

We refer to the three months ended June 30, 2025 and June 30, 2024 as the “2025 Quarter” and the “2024 Quarter,” respectively, and the six months ended June 30, 2025 and June 30, 2024 as the “2025 Period” and “2024 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: the satisfaction or waiver of other conditions to closing the Portfolio Sale Transaction pursuant to the Purchase Agreement; the possibility that our shareholders do not approve the Portfolio Sale Transaction and/or Plan of Sale and Liquidation (together, the “Proposed Transactions”) or that other conditions to the closing of the Portfolio Sale Transaction are not satisfied or waived at all or on the anticipated timeline; unanticipated difficulties or expenditures relating to the Proposed Transactions; changes in the amount and timing of the total liquidating distributions, including as a result of unexpected levels of transaction cost, liquidation costs or unpaid or additional liabilities and obligations; the inability to close our proposed new debt financing on the terms or timeline or for the amount anticipated fees associated with the repayment of our existing indebtedness; the possibility of converting to a liquidating trust or other liquidating entity; the ability of our board of trustees to terminate the Plan of Sale and Liquidation, whether or not approved by shareholders; the response of our residents, tenants and business partners to the announcement of the Proposed Transactions; potential difficulties in employee retention as a result of announcement of the Proposed Transactions; the occurrence of any event, change or other circumstances that could give rise to the termination of the Portfolio Sale Transaction; the risk that disruptions caused by or relating to the Proposed Transactions will harm our business, including current plans and operations; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Proposed Transactions; restrictions during the pendency of the Portfolio Sale Transaction that may impact our ability to pursue certain business opportunities or strategic transactions; the risks associated with ownership of real estate in general and our real estate assets in particular, including, without limitation, the market value of our properties and potential illiquidity of our remaining real estate investments; the economic health of the areas in which our properties are located, particularly with respect to the greater Washington, DC metro and Sunbelt regions; reductions in or actual or threatened changes to the timing of federal government spending; the economic health of our residents; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdowns or recessions, tariffs and trade barriers, supply chain disruptions and geopolitical conflicts); risks related to our ability to control our expenses if revenues decrease; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; risks related to legal proceedings, including those proceedings related to the Proposed Transactions; risks related to not having adequate insurance to cover potential losses; changes in the market value of securities, including following approval of the Proposed Transactions by our shareholders; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of share ownership; whether or not the sale of one or more of our properties may be considered a prohibited transaction under the Code; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; the occurrence of any event, change or other circumstances that could give rise to the termination of one or both of the Proposed Transactions; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2024 Form 10-K filed on February 14, 2025 and this Quarterly Report on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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
•Results of Operations. Discussion of our financial results comparing the 2025 Quarter to the 2024 Quarter and the 2025 Period to the 2024 Period.
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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of June 30, 2025, we owned approximately 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

Outlook

Proposed Purchase and Sale Agreement and Plan of Sale and Liquidation

Subsequent to quarter end, we entered into a Purchase Agreement dated August 1, 2025 (the “Purchase Agreement”), by and among Elme Communities, WashREIT OP LLC, a Delaware limited liability company and wholly owned subsidiary of Elme Communities (“Seller”), Echo Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Seller (“Echo Sub” and together with Elme Communities and Seller, the “Company Parties”), CEVF VI Capital Holdings, LLC, a Delaware limited liability company (“Buyer”), and CEVF VI Co-Invest I Venture, LLC, a Delaware limited liability company (“Buyer Parent” and together with Buyer, the “Buyer Parties”). Pursuant to and subject to the terms and conditions of the Purchase Agreement, Buyer has agreed to purchase all of the limited liability company interests of Echo Sub in exchange for an aggregate purchase price of $1,605,560,100, subject to customary adjustments (the “Portfolio Sale Transaction”).

Immediately prior to the consummation of the Portfolio Sale Transaction, Echo Sub will hold all of the equity interests of our subsidiaries which own The Wellington; Trove; Elme Alexandria; Elme Manassas; Elme Druid Hills; Elme Dulles; Elme Herndon; Cascade at Landmark; Yale West; The Maxwell; Park Adams; Elme Eagles Landing; The Paramount; Roosevelt Towers; Elme Cumberland; Elme Leesburg; The Ashby; Bennett Park; and Clayborne Apartments (collectively, the “Sale Portfolio”).

In connection with approval of the Purchase Agreement, the board of trustees approved a Plan of Sale and Liquidation (“Plan of Sale and Liquidation”). The Plan of Sale and Liquidation includes a plan of liquidation that provides for our complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

Consummation of the Portfolio Sale Transaction and effectiveness of the Plan of Sale and Liquidation are subject to approval by the affirmative vote of the holders of our shares of beneficial interests entitled to cast a majority of all the votes entitled to be cast on the matter. The Portfolio Sale Transaction is also subject to other customary closing conditions.

Concurrently with the consummation of the Portfolio Sale Transaction, we intend to repay all of the amounts outstanding under our Amended and Restated Revolving Credit Facility, our 2023 Term Loan, our 30-Year Unsecured Notes due 2028 and our 10-year notes due 2030.

Commitment Letter

In connection with entering into the Purchase Agreement and approval of the Plan of Sale and Liquidation by the board of trustees, we obtained a commitment to provide debt financing in the original principal amount of $520 million (or $565 million if one of the 19 properties is not included in the closing of the Portfolio Sale Transaction) (the “Loan”) which will be secured by substantially all of our real estate assets and subsidiary equity interests that remain after the closing under the Purchase Agreement, pursuant to a commitment letter (the “Commitment Letter”) from Goldman Sachs Bank USA. The Loan will have an initial term of one year with a one-year extension option, that may be exercised subject to certain conditions specified in the Commitment Letter. The funding of the Loan provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (a) execution and delivery of definitive documentation with respect to the Loan in accordance with the terms set forth in the Commitment Letter, and (b) closing of the Portfolio Sale Transaction. The actual documentation governing the Loan has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter.

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net loss	$(3,566)	$(3,471)	$(95)	2.7%
NOI (1)	$39,437	$38,121	$1,316	3.5%
NAREIT FFO (2)	$19,994	$20,424	$(430)	(2.1)%
______________________________
(1) See page 25 of the MD&A for a reconciliation of NOI to net income.
(2) See page 34 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to higher general and administrative expenses ($1.6 million) and higher interest expense ($0.1 million), partially offset by lower depreciation and amortization expenses ($0.3 million) and higher NOI ($1.3 million).

The increase in NOI is primarily due to higher NOI from same-store properties ($1.6 million), partially offset by lower NOI at Watergate 600 ($0.2 million). The higher same-store NOI was primarily due to higher rental rates. Residential same-store average occupancy for our portfolio increased to 94.7% as of June 30, 2025 from 94.5% as of June 30, 2024.

The decrease in NAREIT FFO is primarily due to higher general and administrative expenses ($1.6 million) and higher property management expenses ($0.1 million), partially offset by higher NOI ($1.3 million).

Investment Activity

There were no significant investment transactions during the 2025 Period.
Financing Activity

As of August 1, 2025, our Amended and Restated Revolving Credit Facility has a borrowing capacity of $306.0 million.

As of June 30, 2025, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR was 4.45% and the facility fee was 0.20%.

Capital Requirements

We have no debt maturities scheduled until 2026. We expect to have additional capital requirements as set forth on page 30 (Liquidity and Capital Resources – Capital Requirements).

Recent Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the 2025 Quarter and the 2024 Quarter and the 2025 Period and 2024 Period.
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

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net loss	$(3,566)	$(3,471)	$(95)	2.7%
Adjustments:
Property management expenses	2,256	2,175	81	3.7%
General and administrative expenses	7,689	6,138	1,551	25.3%
Real estate depreciation and amortization	23,560	23,895	(335)	(1.4)%
Interest expense	9,498	9,384	114	1.2%
Total net operating income (NOI)	$39,437	$38,121	$1,316	3.5%

Residential revenue:
Same-store portfolio	$57,683	$55,492	$2,191	3.9%
Total	57,683	55,492	2,191	3.9%
Residential expenses:
Same-store portfolio	21,200	20,565	635	3.1%
Development	61	57	4	7.0%
Total	21,261	20,622	639	3.1%
Residential NOI:
Same-store portfolio	36,483	34,927	1,556	4.5%
Development	(61)	(57)	(4)	7.0%
Total	36,422	34,870	1,552	4.5%
Other NOI (1)	3,015	3,251	(236)	(7.3)%
Total NOI	$39,437	$38,121	$1,316	3.5%
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
Residential revenue from same-store residential properties increased $2.2 million, or 3.9%, to $57.7 million for the 2025 Quarter, compared to $55.5 million for the 2024 Quarter, primarily due to higher rental income ($0.8 million), lower vacancy loss ($0.6 million), higher recoveries ($0.3 million), higher other rental and fee income ($0.3 million) and higher ancillary income ($0.3 million).

Average occupancy for residential properties for the 2025 Quarter and 2024 Quarter was as follows:

June 30, 2025			June 30, 2024			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.7%	NA	94.7%	94.5%	NA	94.5%	0.2%	NA	0.2%

The increase in same-store average occupancy was primarily due to higher average occupancy at Elme Marietta, The Ashby at McLean and Park Adams, partially offset by lower average occupancy at Elme Conyers, Elme Bethesda and Cascade at Landmark.

Residential Expenses

Residential expenses as a percentage of residential revenue for the 2025 Quarter and the 2024 Quarter were 36.9% and 37.2%, respectively.

Residential expenses from same-store residential properties increased $0.6 million, or 3.1%, to $21.2 million for the 2025 Quarter, compared to $20.6 million for the 2024 Quarter, primarily due to higher repairs and maintenance ($0.2 million), higher utilities ($0.2 million), higher personnel compensation ($0.1 million) and higher contract services ($0.1 million) expenses.

Other NOI

Other NOI decreased ($0.2 million) due to lower rental revenue at Watergate 600.

Other Income and Expenses

General and administrative expenses: Increase of $1.6 million primarily due to higher professional fees ($0.8 million) in connection with activities related to the board of trustee’s ongoing strategic alternatives review and higher incentive compensation ($1.0 million), partially offset by lower marketing expenses ($0.1 million) and higher internal management fee offset ($0.1 million).

Real estate depreciation and amortization: Decrease of $0.3 million primarily due to in-place lease amortization at Elme Druid Hills ($0.3 million) in the 2024 Quarter.
Interest expense: Interest expense by debt type for the three months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,
Debt Type	2025	2024	$ Change	% Change
Notes payable	$6,390	$6,118	$272	4.4%
Line of credit	3,108	3,266	(158)	(4.8)%
Total	$9,498	$9,384	$114	1.2%

•Notes payable: Increase primarily due to a higher effective interest rate in the 2025 Quarter driven by the interest rate swap arrangements that became effective on January 10, 2025.

•Line of credit: Decrease primarily due to a lower weighted average interest rate of 5.3% in the 2025 Quarter, as compared to a weighted average interest rate of 6.3% in the 2024 Quarter, partially offset by a higher weighted average borrowings of $179.6 million in the 2025 Quarter, as compared to weighted average borrowings of $161.5 million in the 2024 Quarter.

2025 Period Compared to 2024 Period

The following tables reconcile net loss to NOI and provide the basis for our discussion of our consolidated results of operations and NOI in the 2025 Period compared to the 2024 Period. All amounts are in thousands, except percentage amounts.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net loss	$(8,241)	$(7,118)	$(1,123)	15.8%
Adjustments:
Property management expenses	4,502	4,393	109	2.5%
General and administrative expenses	16,918	12,334	4,584	37.2%
Real estate depreciation and amortization	46,799	48,838	(2,039)	(4.2)%
Interest expense	18,958	18,878	80	0.4%
Other income	—	(1,410)	1,410	(100.0)%
Total net operating income (NOI)	$78,936	$75,915	$3,021	4.0%

Residential revenue:
Same-store portfolio	$114,690	$110,363	$4,327	3.9%
Total	114,690	110,363	4,327	3.9%
Residential expenses:
Same-store portfolio	41,746	40,866	880	2.2%
Development	124	114	10	8.8%
Total	41,870	40,980	890	2.2%
Residential NOI:
Same-store portfolio	72,944	69,497	3,447	5.0%
Development	(124)	(114)	(10)	8.8%
Total	72,820	69,383	3,437	5.0%
Other NOI (1)	6,116	6,532	(416)	(6.4)%
Total NOI	$78,936	$75,915	$3,021	4.0%
 ______________________________
(1)Other: Watergate 600

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

Real estate rental revenue from same-store residential properties increased $4.3 million, or 3.9%, to $114.7 million for the 2025 Period, compared to $110.4 million for the 2024 Period, primarily due to higher rental income ($1.7 million), lower vacancy loss ($1.0 million), higher ancillary income ($0.5 million), lower credit losses ($0.5 million), higher recoveries ($0.3 million) and higher other rental and fee income ($0.3 million).

Average occupancy for residential properties for the 2025 Period and 2024 Period was as follows:

June 30, 2025			June 30, 2024			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.7%	NA	94.7%	94.4%	NA	94.4%	0.3%	NA	0.3%

The increase in same-store average occupancy was primarily due to higher average occupancy at The Ashby at McLean, Elme Cumberland, Elme Eagles Landing, Elme Druid Hills, Elme Germantown and Elme Marietta, partially offset by lower average occupancy at Elme Conyers, Clayborne Apartments, Elme Bethesda and Cascade at Landmark.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2025 Period and 2024 Period were 36.5% and 37.1%, respectively.

Real estate expenses from same-store residential properties increased by $0.9 million, or 2.2%, to $41.7 million for the 2025 Period, compared to $40.9 million for the 2024 Period, primarily due to higher repairs and maintenance ($0.4 million), higher utilities ($0.3 million), higher administrative ($0.3 million), higher contract services ($0.2 million) and higher insurance ($0.1 million) expenses. The increase is partially offset by lower real estate taxes ($0.4 million).

Other NOI

Other NOI decreased $0.4 million due to lower rental revenue ($0.3 million) and higher operating expenses ($0.1 million) at Watergate 600.

Other Income and Expenses

Property management expenses: Increase of $0.1 million primarily due to higher internal management fee expenses at same-store properties.

General and administrative expenses: Increase of $4.6 million primarily due to higher professional fees ($3.2 million) in connection with the cooperation agreement entered into on March 19, 2025, and activities related to the board of trustee’s ongoing strategic alternatives review and higher incentive compensation ($1.5 million), partially offset by higher internal management fee offset ($0.2 million).

Real estate depreciation and amortization: Decrease of $2.0 million primarily due to in-place lease amortization at Elme Druid Hills ($2.1 million) in the 2024 Period.

Interest expense: Interest expense by debt type for the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Six Months Ended June 30,
Debt Type	2025	2024	$ Change	% Change
Notes payable	$12,723	$12,238	$485	4.0%
Line of credit	6,235	6,640	(405)	(6.1)%
Total	$18,958	$18,878	$80	0.4%

•Notes payable: Increase primarily due to a higher effective interest rate in the 2025 Period driven by the interest rate swap arrangements that became effective on January 10, 2025.
•Line of credit: Decrease primarily due to a lower weighted average interest rate of 5.3% in the 2025 Period, as compared to a weighted average interest rate of 6.3% in the 2024 Period, partially offset by a higher weighted average borrowings of $181.6 million in the 2025 Period, as compared to weighted average borrowings of $164.9 million in the 2024 Period.

Other Income: Other income during the 2024 Period consists of additional payments received with respect to easements previously conveyed at The Wellington and Takoma Park, a previously owned retail property.

Liquidity and Capital Resources

Subsequent to quarter end, our board of trustees approved the Plan of Sale and Liquidation and the Portfolio Sale Transaction, and, on August 1, 2025, we entered into the Purchase Agreement. If the Portfolio Sale Transaction and Plan of Sale and Liquidation are approved by our shareholders, we expect it will materially impact our short and long-term capital needs and our plan to meet those needs. As of June 30, 2025, whether the Proposed Transactions are approved by our shareholders, and the Portfolio Sale Transaction is consummated, we believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital and contractual obligations, as well as the payment of dividends.

If the Proposed Transactions are not approved by our shareholders, we believe we would have adequate liquidity beyond 2025 and would have no debt maturities until 2026 and only $350.0 million of scheduled debt maturities prior to 2029, based on current amounts outstanding under our Amended and Restated Revolving Credit Facility. As of August 1, 2025, we had cash and cash equivalents totaling $6.2 million and a borrowing capacity of $306.0 million on our Amended and Restated Revolving Credit Facility, resulting in a total liquidity position of $312.2 million. Concurrently with the consummation of the Portfolio Sale Transaction, we intend to repay all of the amounts outstanding under our Amended and Restated Revolving Credit Facility, our 2023 Term Loan, our 30-Year Unsecured Notes due 2028 and our 10-year notes due 2030, and to enter into the Loan to provide liquidity while we complete the sale of our remaining assets, which we are aiming to complete in the next 12 months, and our winddown (subject to shareholder approval of the Plan of Sale and Liquidation).

Capital Requirements

As of the end of the 2025 Period, our full-year 2025 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders (following the closing of the Portfolio Sale Transaction, we expect to suspend our regular quarterly distributions); and
•Approximately $29.0 - $34.0 million to invest in our existing portfolio of operating assets, inclusive of $15.0 - $20.0 million of major capital expenditures.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales, including the Portfolio Sale Transaction, and have access to the capital resources necessary to fund our requirements for the remainder of 2025. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants or achieve anticipated rental rates, declines in our share price, unfavorable changes in the supply of competing properties, the effects of our announced Portfolio Sale Transaction and Plan of Sale and Liquidation, if the Loan we expect to receive if we consummate the Portfolio Sale Transaction is not available on the amounts anticipated or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments or make necessary and/or routine capital improvements.

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

As of June 30, 2025, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Amended and Restated Revolving Credit Facility		Total Debt	Average Interest Rate
2025	$—		$—		$—	—%
2026	125,000	(1)	—		125,000	5.8%
2027	—		—		—	—%
2028	50,000		175,000	(2)	225,000	5.8%
2029	—		—		—	—%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	$525,000		$175,000		$700,000	4.9%
Net discounts/premiums	(60)		—		(60)
Loan costs, net of amortization	(1,744)		—		(1,744)
Total maturities	$523,196		$175,000		$698,196	4.9%
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

As of June 30, 2025, the weighted average maturity for our debt is 3.8 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

From time to time, we may seek to repurchase and cancel our outstanding unsecured notes and term loans through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In connection with entering into the Purchase Agreement and approval of the Plan of Sale and Liquidation by the board of trustees, we obtained a commitment for the Loan which will be secured by substantially all of our real estate assets and subsidiary equity interests that remain after the closing under the Purchase Agreement, pursuant to the Commitment Letter. The Loan is a property portfolio mortgage financing with an initial term of one year with a one-year extension option, that may be exercised subject to certain conditions specified in the Commitment Letter. The Loan is expected to be repaid with the proceeds of each sale of the our remaining real estate assets.

Debt Covenants

Pursuant to the terms of the Amended Credit Agreement, 2023 Term Loan and unsecured notes, we are subject to customary operating covenants and maintenance of various financial ratios.

Failure to comply with any of the covenants under the Amended Credit Agreement, 2023 Term Loan, unsecured notes or other debt instruments, could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and could therefore have a material adverse effect on our business, operations, financial condition and liquidity. In addition, our ability to draw on our Amended and Restated Revolving Credit Facility or incur other unsecured debt in the future could be restricted by the debt covenants.

As of June 30, 2025, we were in compliance with the covenants related to our Amended Credit Agreement, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.2 million shares were outstanding at June 30, 2025.

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350.0 million of Elme Communities’ common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as our sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program.

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements during the 2025 Period or 2024 Period.

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

We did not issue common shares under the dividend reinvestment program during the 2025 Period or 2024 Period.

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. As of June 30, 2025, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash provided by operating activities	$46,023	$50,073	$(4,050)	(8.1)%
Net cash used in investing activities	(14,451)	(17,684)	3,233	(18.3)%
Net cash used in financing activities	(33,088)	(33,035)	(53)	0.2%

Net cash provided by operating activities decreased primarily due to higher net loss due to higher general and administrative expenses.

Net cash used in investing activities decreased primarily due to lower expenditure on capital improvements during the 2025 Period, partially offset by the cash provided by the land easements in the 2024 Period.

Net cash used in financing activities increased primarily due to payment of financing costs during the 2025 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2025 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,566)	$(3,471)	$(8,241)	$(7,118)
Adjustment:
Depreciation and amortization	23,560	23,895	46,799	48,838
NAREIT FFO	$19,994	$20,424	$38,558	$41,720

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and six months ended June 30, 2025. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk. Our exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed-rate obligations, the opportunity cost of fixed-rate obligations in a falling interest rate environment and our variable rate line of credit.

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on June 30, 2025 (in thousands):

	2025	2026		2027	2028	2029	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$50,000	—	$350,000	$525,000	$480,893
Interest payments	$12,605	$18,189		$17,995	$16,155	$14,315	$14,315	$93,574
Interest rate on debt maturities	—%	5.8%		—%	5.8%	—%	4.1%	4.9%
Unsecured variable rate debt
Principal	$—	$—		$—	$175,000	$—	$—	$175,000	$175,000
Variable interest rate on debt maturities					5.3%			5.3%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2025 and December 31, 2024 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	June 30, 2025	December 31, 2024
$75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	$—	$14
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	—	9
100,000	4.719%	USD-SOFR	1/10/2025	1/10/2026	(327)	(624)
50,000	4.720%	USD-SOFR	1/10/2025	1/10/2026	(163)	(312)
					$(490)	$(913)

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

The following risk factors update and supplement the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 14, 2025.

The proposed Portfolio Sale Transaction and Plan of Sale and Liquidation present certain risks to our current business and operations.

In August 2025, we entered into the Purchase Agreement, which provides for the sale of a 19-asset portfolio an affiliate of Cortland Partners, LLC. In connection with approving the Purchase Agreement, our board of trustees approved the Plan of Sale and Liquidation. The transactions under the Purchase Agreement are expected to close in the fourth quarter of 2025, subject to customary closing conditions including the receipt of approval from our shareholders. Effectiveness of the Plan of Sale and Liquidation is also subject to the receipt of approval from the our shareholders. We intend to commence the marketing and sale of our remaining assets in the near future with a view toward completing these asset sales within the next 12 months.

Prior to consummation of each of the Proposed Transactions, the Proposed Transactions may present certain risks to our business and operations, which could materially affect our business, financial results and stock price, including, among other things, that:
•failure to complete the Portfolio Sale Transaction, including due to the failure of our shareholders to approve the Portfolio Sale Transaction or the failure of us or the Buyer to satisfy other closing conditions, could negatively impact our stock price and our future business and financial results;
•we expect to incur substantial expenses related to the Proposed Transactions, whether or not the Portfolio Sale Transaction is completed, and the Plan of Sale and Liquidation is approved by our shareholders; and
•pendency of the Proposed Transactions could adversely affect our business and operations, including by diverting significant focus of management, employees and other resources.

Even if our shareholders approve the Portfolio Sale Transaction and the Plan of Sale and Liquidation, they may not be completed.

In addition to the required approval of our shareholders, the closing of the Portfolio Sale Transaction is subject to several closing conditions, some of which are not entirely within our control, including:

•the absence of a material adverse effect on either the Company Parties or the Buyer Parties;
•compliance in all material respects by the parties to the Purchase Agreement with their respective covenants and agreements contained in the Purchase Agreement; and
•the accuracy, subject to certain materiality standards, of the representations and warranties made by the parties in the Purchase Agreement.

We cannot be certain when or if the conditions to the closing of the Portfolio Sale Transaction will be satisfied, and, as a result, even if the Portfolio Sale Transaction is approved by our shareholders, there can be no assurance that the Portfolio Sale Transaction will be completed.

Our board of trustees may also amend or terminate the Plan of Sale and Liquidation even if approved by our shareholders at any time prior to the filing of a notice of termination, if it determines that doing so is in the best interest of us and our shareholders. Thus, the board of trustees could decide to conduct our liquidation and dissolution differently than as currently planned, or not at all.

We cannot determine at this time the amount or timing of distributions to our shareholders in connection with the Proposed Transactions because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.

The amounts that may ultimately be available for distribution to our shareholders from these Proposed Transactions are not yet known. There are many factors that may affect the amounts available for distribution to our shareholders, including the costs to operate Elme Communities, and maintain our assets, through the liquidation and wind-down process, the time it will take to liquidate Elme Communities, the amounts necessary to satisfy our remaining financial obligations, transaction costs in connection with the Proposed Transactions and economic factors such as inflation and interest rate changes, all of which are subject to change.

Contemporaneously with the execution of the Purchase Agreement, we entered into the Commitment Letter, to provide debt financing in the original principal amount of $520 million (or $565 million if one property is not included in the closing of the Portfolio Sale Transaction), secured by substantially all of our real estate assets and subsidiary equity interests that remain after the closing under the Purchase Agreement. A portion of the proceeds from this debt financing are intended to be used to pay an initial special distribution following consummation of the Portfolio Sale Transaction. If the loan is not ultimately provided pursuant to the Commitment Letter, or if the amount of the financing is reduced, the amount of our initial special distribution may be reduced.

If our shareholders approve the Plan of Sale and Liquidation, we will be authorized to engage in the wind-down of our business and affairs, discharging, paying or setting aside reserves for our liabilities, disposing of our assets and distributing our remaining assets available for distribution to our shareholders (as determined by the board of trustees in its discretion). We intend to market for sale our remaining nine multifamily assets, as well as Watergate 600 in the near future with a view toward completing these asset sales within the next 12 months, and we intend to move forward with the marketing and sale of certain of the assets not included in the Portfolio Sale Transaction, regardless of the outcome of the shareholder votes on the Portfolio Sale Transaction and the Plan of Sale and Liquidation. While the Plan of Sale and Liquidation authorizes the sale of our remaining properties, we cannot predict whether we will be able to do so at all or at prices or on terms and conditions acceptable to us.

Additionally, before making the liquidating distributions to our shareholders, we will need to pay or arrange for the payment of all of our transaction costs and our liabilities. The board of trustees may also decide to establish a reserve fund to pay any contingent claims.

The costs in the Proposed Transactions are not yet final, so we have used estimates of these costs in calculating the amounts of our projected distributions. These estimates may not prove to be accurate, which could cause actual distributions to be less than our estimates.

If the Portfolio Sale Transaction is not completed or the Plan of Sale and Liquidation is not approved by shareholders, we would be subject to a number of material risks, including that:

•we may be unable to dispose of the Sale Portfolio, or the properties comprising the Sale Portfolio, for a price, individually or in the aggregate, equaling or exceeding the allocated purchase price in the Portfolio Sale Transaction;
•we may be unable to enter into an alternative transaction to dispose of the Sale Portfolio on terms that are acceptable to our board of trustees;
•we would still be required to pay expenses incurred in connection with the Portfolio Sale Transaction, including legal and accounting fees;
•we would be required to reimburse the Buyer for up to $3 million in out-of-pocket expenses incurred by the Buyer in connection with the Purchase Agreement, if our shareholders do not approve the Portfolio Sale Transaction;
•we may be required to pay a termination fee to the Buyer of up to $37.5 million in certain circumstances;
•our board of trustees may need to review strategic alternatives, including our continuation as a going concern; and
•we intend to move forward with the marketing and sale of certain of the assets not included in the Portfolio Sale Transaction, regardless of the outcome of the shareholder votes on the Portfolio Sale Transaction and the Plan of Sale and Liquidation.

The occurrence of any of these events may impair our ability to conduct our business, may reduce the amounts otherwise available for distribution to our shareholders and the board of trustees could decide to conduct our liquidation and dissolution differently than as currently planned, or not at all.

The Purchase Agreement significantly limits our ability to pursue alternatives to the Portfolio Sale Transaction.

The Purchase Agreement contains provisions that make it more difficult for us to enter into a transaction with a party other than the Buyer regarding an alternative acquisition proposal, including a proposal to acquire all or a significant portion of the Sale Portfolio or the entire Company. These provisions include the general prohibition on our soliciting any third-party acquisition proposal or entering into any agreement for an alternative acquisition proposal, and the requirement that we pay a termination fee of up to $37.5 million if the Purchase Agreement is terminated in specified circumstances (or $27.5 million with respect to any termination relating to entry into an alternative acquisition agreement with respect to a superior proposal that is communicated by the board of trustees to Buyer on or prior to August 31, 2025).

These provisions of the Purchase Agreement could discourage a third party that might have an interest in acquiring a significant portion of the Sale Portfolio or the entire Company from considering or proposing a transaction, even if that party were prepared to pay consideration with a higher value relative to the purchase price to be paid by the Buyer for the Sale Portfolio. Furthermore, the termination fee may result in a potential acquiror offering to pay a lower purchase price to acquire a significant portion of the Sale Portfolio or the entire Company than it might otherwise have offered to pay. The payment of the termination fee (and cancellation of the Portfolio Sale Transaction) could also have an adverse effect on our financial condition, may reduce the amounts of any distributions to our shareholders and the board of trustees could decide to conduct our liquidation and dissolution differently than as currently planned, or not at all.

There can be no assurance that the liquidation of our assets will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.

It is possible that continuing with the status quo or pursuing one or more other alternatives could result in greater returns on your investment. In that case, we will be foregoing those alternative opportunities if we implement the Plan of Sale and Liquidation.

The Plan of Sale and Liquidation may adversely affect the value that a potential acquirer might place on us or our ability to sell the Sale Portfolio if the Portfolio Sale Transaction does not occur, or any remaining assets if the Portfolio Sale Transaction occurs. It may also preclude other possible courses of action not yet identified by our board of trustees.

Please see the risk factor above titled “We cannot determine at this time the amount or timing of distributions to our shareholders in connection with the Proposed Transactions because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions,” for further information regarding the risks related to the distribution to our shareholders.

The sale of properties may cause us to incur penalty taxes, fail to maintain our REIT status, or own and sell properties through TRS’s, each of which would reduce the amount available for distribution to our shareholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales or dealer sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., sale of a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The sale of our properties in anticipation of or in connection with the Plan of Sale and Liquidation may not satisfy the prohibited transaction safe harbor, depending on the circumstances in which such sales are completed.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if, among other alternatives, we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates.

If we sell a significant portion of our assets, the composition of our portfolio will change, which could have a material impact on our ability to satisfy the various income, asset, distribution, and other requirements for qualification as a REIT.

As a result of the foregoing circumstances, the amount available for distribution to our shareholders could be significantly reduced.

Approval of the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, may lead to shareholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as the proposed Portfolio Sale Transaction and Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, sometimes lead to securities class action lawsuits being filed against the company taking such actions. We may become involved in this type of litigation as a result of the shareholder votes on the Portfolio Sale Transaction and/or the Plan of Sale and Liquidation, which risk may be increased if our shareholders approve these Proposed Transactions. As of the date of this Quarterly Report on Form 10-Q, no such lawsuits related to the Portfolio Sale Transaction or the Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation is likely to be expensive, and, even if we ultimately prevail, the process will divert our attention from implementing the Portfolio Sale Transaction and following the closing thereof, our wind-up and liquidation. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated and if any plaintiffs are successful in obtaining an injunction prohibiting us from consummating the Plan of Sale and Liquidation or from completing the Portfolio Sale Transaction, such an injunction may delay the Plan of Sale and Liquidation or the Portfolio Sale Transaction or prevent them from being completed. However, if applicable, any such damages may be significant, may have a material adverse effect on our financial condition and may reduce the amounts available for distribution to our shareholders.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2023, the board of trustees authorized and approved a share repurchase program of up to $50.0 million of our common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. We did not repurchase any shares under the program during the 2025 Quarter. The share repurchase program is scheduled to expire on October 25, 2025, unless extended by the board of trustees.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2025, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated August 1, 2025, by and among Elme Communities, WashREIT OP LLC, Echo Sub LLC, CEVF VI Capital Holdings, LLC and CEVF VI Co-Invest I Venture, LLC	8-K	001-06622	2.1	8/4/2025
2.2	Plan of Sale and Liquidation	8-K	001-06622	2.2	8/4/2025
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Articles Supplementary of Elme Communities	8-K	001-06622	3.1	3/20/2025
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
10.1	Commitment Letter, dated August 1, 2025, by and between Goldman Sachs Bank USA and Elme Communities	8-K	001-06622	10.1	8/4/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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
DATE: August 6, 2025