Form 10-Q
period 2025-09-30
Elme Communities
filed 2025-10-24
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2025, 88,161,161 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Land	$358,359	$383,808
Income producing property	1,891,472	1,999,525
	2,249,831	2,383,333
Accumulated depreciation and amortization	(638,522)	(618,299)
Net income producing property	1,611,309	1,765,034
Properties under development or held for future development	30,980	30,980
Total real estate held for investment, net	1,642,289	1,796,014
Cash and cash equivalents	7,088	6,144
Restricted cash	2,293	2,465
Rents and other receivables	13,313	12,511
Prepaid expenses and other assets	21,876	28,628
Total assets	$1,686,859	$1,845,762
Liabilities
Notes payable, net	$523,329	$522,953
Line of credit	186,000	176,000
Accounts payable and other liabilities	41,656	36,293
Dividend payable	15,943	15,898
Advance rents	4,761	6,257
Tenant security deposits	5,991	6,283
Total liabilities	777,680	763,684
Equity
Shareholders’ equity
Preferred shares, $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized; 88,161 and 88,029 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively	882	880
Additional paid in capital	1,744,621	1,740,078
Distributions in excess of net income	(825,659)	(646,095)
Accumulated other comprehensive loss	(10,939)	(13,066)
Total shareholders’ equity	908,905	1,081,797
Noncontrolling interests in subsidiaries	274	281
Total equity	909,179	1,082,078
Total liabilities and equity	$1,686,859	$1,845,762
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Real estate rental revenue	$62,103	$61,055	$185,695	$180,671
Expenses
Property operating and maintenance	16,050	14,095	44,849	41,555
Real estate taxes and insurance	8,089	8,163	23,946	24,404
Property management	2,263	2,235	6,765	6,628
General and administrative	14,064	6,354	30,982	18,688
Depreciation and amortization	23,771	23,474	70,570	72,312
Real estate impairment	111,719	—	111,719	—
	175,956	54,321	288,831	163,587
Real estate operating income	(113,853)	6,734	(103,136)	17,084
Other income (expense)
Interest expense	(9,661)	(9,557)	(28,619)	(28,435)
Loss on extinguishment of debt	—	(147)	—	(147)
Other income	—	—	—	1,410
	(9,661)	(9,704)	(28,619)	(27,172)
Net loss	$(123,514)	$(2,970)	$(131,755)	$(10,088)

Basic net loss per common share	$(1.40)	$(0.03)	$(1.50)	$(0.12)

Diluted net loss per common share	$(1.40)	$(0.03)	$(1.50)	$(0.12)

Weighted average shares outstanding – basic	88,109	87,930	88,089	87,909
Weighted average shares outstanding – diluted	88,109	87,930	88,089	87,909

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(123,514)	$(2,970)	$(131,755)	$(10,088)
Other comprehensive income:
Unrealized gain (loss) on interest rate hedges	175	(2,181)	598	(2,894)
Reclassification of unrealized loss on interest rate derivatives to earnings	510	509	1,529	1,529
Comprehensive loss	$(122,829)	$(4,642)	$(129,628)	$(11,453)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2024	88,029	$880	$1,740,078	$(646,095)	$(13,066)	$1,081,797	$281	$1,082,078
Net loss	—	—	—	(131,755)	—	(131,755)	—	(131,755)
Unrealized gain on interest rate hedges	—	—	—	—	598	598	—	598
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends ($0.54 per common share)	—	—	—	(47,809)	—	(47,809)	—	(47,809)
Share grants, net of forfeitures and tax withholdings	132	2	4,543	—	—	4,545	—	4,545
Balance, September 30, 2025	88,161	$882	$1,744,621	$(825,659)	$(10,939)	$908,905	$274	$909,179

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2023	87,867	$879	$1,735,530	$(569,391)	$(12,958)	$1,154,060	$290	$1,154,350
Net loss	—	—	—	(10,088)	—	(10,088)	—	(10,088)
Unrealized loss on interest rate hedges	—	—	—	—	(2,894)	(2,894)	—	(2,894)
Amortization of swap settlements	—	—	—	—	1,529	1,529	—	1,529
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends ($0.54 per common share)	—	—	—	(47,707)	—	(47,707)	—	(47,707)
Share grants, net of forfeitures and tax withholdings	143	1	3,789	—	—	3,790	—	3,790
Balance, September 30, 2024	88,010	$880	$1,739,319	$(627,186)	$(14,323)	$1,098,690	$283	$1,098,973

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2025	88,162	$882	$1,743,161	$(686,226)	$(11,624)	$1,046,193	$277	$1,046,470
Net loss	—	—	—	(123,514)	—	(123,514)	—	(123,514)
Unrealized gain on interest rate hedges	—	—	—	—	175	175	—	175
Amortization of swap settlements	—	—	—	—	510	510	—	510
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Dividends ($0.18 per common share)	—	—	—	(15,919)	—	(15,919)	—	(15,919)
Share grants, net of share grant amortization and forfeitures	(1)	—	1,460	—	—	1,460	—	1,460
Balance, September 30, 2025	88,161	$882	$1,744,621	$(825,659)	$(10,939)	$908,905	$274	$909,179

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, June 30, 2024	88,011	$880	$1,737,941	$(608,310)	$(12,651)	$1,117,860	$285	$1,118,145
Net loss	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Unrealized loss on interest rate hedges	—	—	—	—	(2,181)	(2,181)	—	(2,181)
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,906)	—	(15,906)	—	(15,906)
Share grants, net of forfeitures and tax withholdings	(1)	—	1,378	—	—	1,378	—	1,378
Balance, September 30, 2024	88,010	$880	$1,739,319	$(627,186)	$(14,323)	$1,098,690	$283	$1,098,973

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(131,755)	$(10,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,570	72,312
Credit losses on lease related receivables	3,244	4,046
Real estate impairment	111,719	—
Share-based compensation expense	4,754	3,714
Net amortization of debt premiums, discounts and related financing costs	3,213	3,268
Loss on extinguishment of debt	—	147
Gain on land easements	—	(1,410)
Changes in operating other assets	(2,900)	(3,239)
Changes in operating other liabilities	3,090	1,989
Net cash provided by operating activities	61,935	70,739
Cash flows from investing activities
Capital improvements to real estate	(23,075)	(33,356)
Non-real estate capital improvements	(61)	(128)
Payments received for land easements	—	3,862
Net cash used in investing activities	(23,136)	(29,622)
Cash flows from financing activities
Line of credit borrowings, net	10,000	11,000
Dividends paid	(47,765)	(47,749)
Payment of financing costs	(26)	(5,500)
Distributions to noncontrolling interests	(7)	(7)
Payment of tax withholdings for restricted share awards	(229)	(201)
Net cash used in financing activities	(38,027)	(42,457)
Net increase (decrease) in cash, cash equivalents and restricted cash	772	(1,340)
Cash, cash equivalents and restricted cash at beginning of period	8,609	8,538
Cash, cash equivalents and restricted cash at end of period	$9,381	$7,198

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$28,490	$28,140
Change in accrued capital improvements and development costs	1,067	(6,749)
Dividend payable	15,943	15,906

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,088	$4,840
Restricted cash	2,293	2,358
Cash, cash equivalents and restricted cash	$9,381	$7,198
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust (the “Company”), is a self-administered equity real estate investment trust, and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. Within these notes to the financial statements, we refer to the three months ended September 30, 2025 and September 30, 2024 as the “2025 Quarter” and the “2024 Quarter,” respectively, and the nine months ended September 30, 2025 and September 30, 2024 as the “2025 Period” and the “2024 Period,” respectively.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of both September 30, 2025 and December 31, 2024, our TRS had a deferred tax asset of $1.4 million that was fully reserved.

Proposed Portfolio Sale Transaction and Plan of Sale and Liquidation

On August 1, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”), by and among the Company, WashREIT OP LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Seller”), Echo Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Seller (the “Echo Sub”), CEVF VI Capital Holdings, LLC, a Delaware limited liability company (“Buyer”), and CEVF VI Co-Invest I Venture, LLC, a Delaware limited liability company. Pursuant to and subject to the terms and conditions of the Purchase Agreement, Buyer has agreed to purchase all of the limited liability company interests of Echo Sub, which at the consummation of the transactions will indirectly own 19 of the Company’s multifamily properties, in exchange for an aggregate purchase price of $1.6 billion, subject to customary adjustments (the “Portfolio Sale Transaction”).

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

NOTE 3: REAL ESTATE

Development/Redevelopment

We have properties under development/redevelopment and held for current or future development. As of September 30, 2025, we have invested $30.4 million, including the cost of acquired land, in a residential development adjacent to Riverside Apartments. During the second quarter of 2022, we paused development activities at the aforementioned property and ceased associated capitalization of interest on spending and real estate taxes.

Properties Sold and Held for Sale

The Company periodically classifies real estate assets as held for sale when the held for sale criteria is met in accordance with GAAP. At that time, depreciation on these properties is discontinued, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale. No properties met the criteria for classification as held for sale as of September 30, 2025, since shareholder approval, which is required as a part of the Proposed Transaction, had not yet been received.

We did not sell or classify any properties as held for sale during the 2025 Period or in 2024.

Real Estate Impairment

During the 2025 Quarter, the Company recognized an aggregate impairment charge of $111.7 million related to several properties not included as part of the Portfolio Sale Transaction. The estimated cash flows for those certain properties were less than their respective carrying values primarily due to a revision of their estimated holding periods. Within our Residential segment and Other, defined in note 10 and primarily consisting of Watergate 600, we recognized an impairment charge of $81.4 million and $30.3 million, respectively.

For all impairment charges recognized, the fair valuation of the assets fell into Level 3 in the fair value hierarchy due to the reliance on significant unobservable inputs (see note 7). In accordance with ASC 820, we estimated the Watergate 600 fair value using a discounted cash flow model which required certain significant assumptions, including a discounted cash flow term of 5 years, an average economic occupancy of 66.1%, and a terminal capitalization rate of 10.5%. We estimated the residential properties fair value using a model which required certain significant assumptions, including cash flow projections over a term of 5 years, a range of market rent per square foot of $114 to $159, and a range of in-place capitalization rates ranging from 4.75% to 5.77% for each property.

No other properties, including assets held for development, had any recognized impairment charges during the 2025 Quarter. Should external or internal circumstances change requiring the need to shorten holding periods or adjust future estimated cash flows from our properties, we could be required to record impairment charges in the future.

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

As of September 30, 2025, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR was 4.24% and the facility fee was 0.20%.

All outstanding advances for the Amended and Restated Revolving Credit Facility are due and payable upon maturity in July 2028, unless extended pursuant to one or both of the two six-month extension options. Interest only payments are due and payable generally on a monthly basis.

The amount of the Amended and Restated Revolving Credit Facility’s unsecured line of credit unused and available at September 30, 2025 was as follows (in thousands):

Committed capacity	$500,000
Borrowings outstanding	(186,000)
Unused and available	$314,000

We executed borrowings and repayments on the Amended and Restated Revolving Credit Facility during the 2025 Period as follows (in thousands):

Balance, December 31, 2024	$176,000
Borrowings	119,000
Repayments	(109,000)
Balance, September 30, 2025	$186,000

NOTE 5: NOTES PAYABLE

During 2023, we entered into a $125.0 million unsecured term loan (the “2023 Term Loan”) with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan had an initial two-year term ending in January 2025, with two one-year extension options. We used the proceeds to prepay the remaining $100.0 million portion of the $250.0 million unsecured 2018 term loan in full and a portion of our borrowings under our previous revolving credit facility.

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

NOTE 6: DERIVATIVE INSTRUMENTS

During 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest rate at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025.

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

The fair values of the interest rate swaps as of September 30, 2025 and December 31, 2024, were as follows (in thousands):

				Fair Value
				Derivative Assets (Liabilities)
Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	September 30, 2025	December 31, 2024
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$—	$14
Interest rate swap	50,000	July 21, 2023	January 10, 2025	—	9
Interest rate swap	100,000	January 10, 2025	January 10, 2026	(210)	(624)
Interest rate swap	50,000	January 10, 2025	January 10, 2026	(105)	(312)
				$(315)	$(913)

We record interest rate swaps on our consolidated balance sheets within Prepaid expenses and other assets when in a net asset position and within Accounts payable and other liabilities when in a net liability position. The net unrealized gains and losses on the effective swaps were recognized in Other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) on interest rate hedges	$175	$(2,181)	$598	$(2,894)

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $0.3 million related to our outstanding interest rate swap arrangements will be reclassified as a net increase to interest expense.

The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss reclassified from accumulated other comprehensive loss into interest expense	$510	$509	$1,529	$1,529

During the next twelve months, we estimate that an additional $2.0 million related to the previously settled interest rate swap arrangements will be reclassified as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain a provision whereby we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness. As of September 30, 2025, the fair value of derivative liabilities was $0.3 million. As of September 30, 2025, we have not posted any collateral related to these agreements.

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

The only assets or liabilities we had at September 30, 2025 and December 31, 2024 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan (“SERP”), which primarily consist of investments in mutual funds, and the interest rate derivatives (see note 6).

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

The fair values of these assets as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
SERP	$3,270	$3,270	$—	$—	$2,648	$2,648	$—	$—
Interest rate swaps	—	—	—	—	23	—	23	—
Liabilities:
Interest rate swaps	(315)	—	(315)	—	(936)	—	(936)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. In the 2025 Quarter, we measured the fair value of several residential communities and other properties as there was evidence of impairment (see note 3).

Financial Assets and Liabilities Not Measured at Fair Value

The following disclosures of estimated fair value were determined by management using available market information and established valuation methodologies, including discounted cash flow models. Many of these estimates involve significant judgment. The estimated fair value disclosed may not necessarily be indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have an effect on the estimated fair value amounts. In addition, fair value estimates are made at a point in time and thus, estimates of fair value subsequent to September 30, 2025 may differ significantly from the amounts presented. The valuations of cash and cash equivalents and restricted cash fall into Level 1 in the fair value hierarchy and the valuations of debt instruments fall into Level 3 in the fair value hierarchy.

As of September 30, 2025 and December 31, 2024, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$7,088	$7,088	$6,144	$6,144
Restricted cash	2,293	2,293	2,465	2,465
Line of credit	186,000	186,000	176,000	176,000
Notes payable, net	523,329	490,245	522,953	472,412

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

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.7 million and $1.6 million for the 2025 Quarter and 2024 Quarter, respectively, and $4.8 million and $3.7 million for the 2025 Period and 2024 Period, respectively.

Restricted Share Awards

The total fair values of restricted share awards vested was $1.2 million and $1.0 million for the 2025 Period and 2024 Period, respectively.

The total unvested restricted share awards at September 30, 2025 was 461,080 shares, which had a weighted average grant date fair value of $15.82 per share. As of September 30, 2025, the total compensation cost related to unvested restricted share awards was $3.9 million, which we expect to recognize over a weighted average period of 19 months.

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
The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(123,514)	$(2,970)	$(131,755)	$(10,088)
Allocation of earnings to unvested restricted share awards	(83)	(78)	(260)	(236)
Adjusted net loss	$(123,597)	$(3,048)	$(132,015)	$(10,324)
Denominator:
Weighted average shares outstanding – basic and diluted	88,109	87,930	88,089	87,909

Basic net loss per common share	$(1.40)	$(0.03)	$(1.50)	$(0.12)
Diluted net loss per common share	$(1.40)	$(0.03)	$(1.50)	$(0.12)

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54

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

The following tables present revenues, NOI, capital expenditures and total assets for the three and nine months ended September 30, 2025 and 2024 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended September 30, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$57,687	$4,416	$62,103
Real estate expenses	22,706	1,433	24,139
Net operating income	$34,981	$2,983	$37,964
Other expense:

Property management expenses			(2,263)
General and administrative expenses			(14,064)
Depreciation and amortization			(23,771)
Interest expense			(9,661)
Real estate impairment			(111,719)
Net loss			$(123,514)
Capital expenditures	$8,684	$1	$8,685
Total assets	$1,598,307	$88,552	$1,686,859

	Three Months Ended September 30, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$56,427	$4,628	$61,055
Real estate expenses	20,820	1,438	22,258
Net operating income	$35,607	$3,190	$38,797
Other expense:
Property management expenses			(2,235)
General and administrative expenses			(6,354)
Depreciation and amortization			(23,474)
Interest expense			(9,557)
Loss on extinguishment of debt			(147)
Net loss			$(2,970)
Capital expenditures	$11,883	$55	$11,938
Total assets	$1,728,078	$125,081	$1,853,159

	Nine Months Ended September 30, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$172,377	13,318	$185,695
Real estate expenses	64,576	4,219	68,795
Net operating income	$107,801	$9,099	$116,900
Other income (expense):
Property management expenses			(6,765)
General and administrative expenses			(30,982)
Depreciation and amortization			(70,570)
Interest expense			(28,619)
Real estate impairment			(111,719)
Net loss			$(131,755)
Capital expenditures	$23,054	$82	$23,136

	Nine Months Ended September 30, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$166,790	13,881	$180,671
Real estate expenses	61,800	4,159	65,959
Net operating income	$104,990	$9,722	$114,712
Other income (expense):
Property management expenses			(6,628)
General and administrative expenses			(18,688)
Depreciation and amortization			(72,312)

Interest expense			(28,435)
Loss on extinguishment of debt			(147)
Other income			1,410
Net loss			$(10,088)
Capital expenditures	$33,320	$164	$33,484

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

We have a dividend reinvestment program, whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. Net proceeds under this program are used for general corporate purposes. In September 2025, the Company suspended its dividend reinvestment program. During the suspension period, dividend payments are not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program are not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program.

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

We refer to the three months ended September 30, 2025 and September 30, 2024 as the “2025 Quarter” and the “2024 Quarter,” respectively, and the nine months ended September 30, 2025 and September 30, 2024 as the “2025 Period” and “2024 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: the satisfaction or waiver of other conditions to closing the Portfolio Sale Transaction pursuant to the Purchase Agreement; the possibility that our shareholders do not approve the Portfolio Sale Transaction and/or Plan of Sale and Liquidation (together, the “Proposed Transactions”) or that other conditions to the closing of the Portfolio Sale Transaction are not satisfied or waived at all or on the anticipated timeline; the possibility that our shareholders approve one but not both of the Portfolio Sale Transaction and the Plan of Sale and Liquidation; unanticipated difficulties or expenditures relating to the Proposed Transactions; changes in the amount and timing of the total liquidating distributions, including but not limited to as a result of unexpected levels of transaction costs, unexpected additional capital or financing requirements, delayed or terminated closings, defaults under future sale agreements pursuant to the Plan of Sale and Liquidation, liquidation costs or unpaid or additional liabilities and obligations, including but not limited to tax liabilities; the inability to close our proposed new debt financing on the terms or timeline or for the amount anticipated, including the anticipated fees associated with the repayment of our existing indebtedness; the possibility of converting to a liquidating trust or other liquidating entity; the ability of our board of trustees to terminate the Plan of Sale and Liquidation, whether or not approved by shareholders; the possibility that we do not reserve adequate funds to cover expenses and liabilities, and the possibility that our creditors, in that instance, could seek repayment from our shareholders up to the amount of the total liquidating distributions; the response of our residents, tenants and business partners to the announcement of the Proposed Transactions; potential difficulties in retaining our executive officers and other key personnel as a result of announcement of the Proposed Transactions; the occurrence of any event, change or other circumstances that could give rise to the termination of the Portfolio Sale Transaction; the outcome of legal proceedings that may be instituted against us, our trustees and others related to the Proposed Transactions; the risk that disruptions caused by or relating to the Proposed Transactions will harm our ongoing business, including current plans and operations; risks relating to the market value of our common shares, including following approval of the Proposed Transactions by our shareholders and any requirements that certain institutional shareholders sell their common shares; risks relating to the delisting of our common shares from the NYSE; risks relating to the expense of complying with public company reporting requirements; risks associated with the limitations set forth in the Purchase Agreement regarding our ability to pursue alternatives to the Portfolio Sale Transaction; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Proposed Transactions; restrictions during the pendency of the Portfolio Sale Transaction that may impact our ability to pursue certain business opportunities or strategic transactions; risks associated with any change in our basis of accounting; general risks affecting the real estate industry and local real estate markets, including, without limitation, the market value of our properties and potential illiquidity of our remaining real estate investments; the economic health of the areas in which our properties are located, particularly with respect to the greater Washington, DC metro and Sunbelt regions; reductions in or actual or threatened changes to the timing of federal government spending; the economic health of our residents; the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdowns or recessions, tariffs and trade barriers, supply chain disruptions and geopolitical conflicts); risks related to our ability to control our expenses if revenues decrease; compliance with applicable laws and corporate social responsibility goals, including those concerning the environment and access by persons with disabilities; risks related to legal proceedings, including those proceedings related to the Proposed Transactions; risks related to not having adequate insurance to cover potential losses; changes in the market value of securities, including following approval of the Proposed Transactions by our shareholders; terrorist attacks or actions and/or cyber-attacks; whether we will succeed in the day-to-day property management and leasing activities that we have previously outsourced; the availability and terms of financing and capital and the general volatility of securities markets; the risks related to our organizational structure and limitations of share ownership; whether or not the sale of one or more of our properties may be considered a prohibited transaction under the Code; failure to qualify and maintain our qualification as a REIT and the risks of changes in laws affecting REITs; the risks associated with ownership of real estate in general and our real estate assets in particular; general economic and market developments and conditions; volatility and uncertainty in the financial markets; and other risks and uncertainties detailed from time to time in our filings with the SEC, including our 2024 Form 10-K filed on February 14, 2025 and this Quarterly Report on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

Overview

Our revenues are derived primarily from the ownership and operation of income producing property. As of September 30, 2025, we owned approximately 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions. We also own and operate approximately 300,000 square feet of commercial space in the Washington, DC metro region.

Outlook

Proposed Purchase and Sale Agreement and Plan of Sale and Liquidation

On August 1, 2025, we entered into a Purchase Agreement (the “Purchase Agreement”), by and among Elme Communities, WashREIT OP LLC, a Delaware limited liability company and wholly owned subsidiary of Elme Communities (“Seller”), Echo Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Seller (“Echo Sub” and together with Elme Communities and Seller, the “Company Parties”), CEVF VI Capital Holdings, LLC, a Delaware limited liability company (“Buyer”), and CEVF VI Co-Invest I Venture, LLC, a Delaware limited liability company (“Buyer Parent” and together with Buyer, the “Buyer Parties”). Pursuant to and subject to the terms and conditions of the Purchase Agreement, Buyer has agreed to purchase all of the limited liability company interests of Echo Sub in exchange for an aggregate purchase price of $1,605,560,100, subject to customary adjustments (the “Portfolio Sale Transaction”).

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

Operating Results

Net loss, NOI and NAREIT FFO for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net loss	$(123,514)	$(2,970)	$(120,544)	4,058.7%
NOI (1)	$37,964	$38,797	$(833)	(2.1)%
NAREIT FFO (2)	$10,238	$20,504	$(10,266)	(50.1)%
______________________________
(1) See page 25 of the MD&A for a reconciliation of NOI to net income.
(2) See page 34 of the MD&A for a reconciliation of NAREIT FFO to net income.

The increase in net loss is primarily due to the real estate impairment during the 2025 Quarter ($111.7 million), higher general and administrative expenses ($7.7 million), and lower NOI ($0.8 million).

The decrease in NOI is primarily due to lower NOI from same-store properties ($0.6 million) and Watergate 600 ($0.2 million). Residential same-store average occupancy for our portfolio decreased to 94.4% for three months ended September 30, 2025 from 95.2% for the three months ended September 30, 2024.

The decrease in NAREIT FFO is primarily due to higher general and administrative expenses ($7.7 million), higher other real estate impairment ($1.7 million), and lower NOI ($0.8 million).

Investment Activity

There were no significant investment transactions during the 2025 Period.
Financing Activity

As of October 21, 2025, our Amended and Restated Revolving Credit Facility has a borrowing capacity of $300.0 million.

As of September 30, 2025, the interest rate on the Amended and Restated Revolving Credit Facility was based on the Adjusted Daily Simple SOFR (inclusive of the 0.10% credit spread adjustment) plus 0.85% applicable margin, the daily SOFR was 4.24% and the facility fee was 0.20%.

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

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net loss	$(123,514)	$(2,970)	$(120,544)	4,058.7%
Adjustments:
Property management expenses	2,263	2,235	28	1.3%
General and administrative expenses	14,064	6,354	7,710	121.3%
Real estate depreciation and amortization	23,771	23,474	297	1.3%
Real estate impairment	111,719	—	111,719	100.0%
Interest expense	9,661	9,557	104	1.1%
Loss on extinguishment of debt, net	—	147	(147)	100.0%
Total net operating income (NOI)	$37,964	$38,797	$(833)	(2.1)%

Residential revenue:
Same-store portfolio	$57,687	$56,427	$1,260	2.2%
Total	57,687	56,427	1,260	2.2%
Residential expenses:
Same-store portfolio	22,644	20,759	1,885	9.1%
Development	62	61	1	1.6%
Total	22,706	20,820	1,886	9.1%
Residential NOI:
Same-store portfolio	35,043	35,668	(625)	(1.8)%
Development	(62)	(61)	(1)	1.6%
Total	34,981	35,607	(626)	(1.8)%
Other NOI (1)	2,983	3,190	(207)	(6.5)%
Total NOI	$37,964	$38,797	$(833)	(2.1)%

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
Residential revenue from same-store residential properties increased $1.3 million, or 2.2%, to $57.7 million for the 2025 Quarter, compared to $56.4 million for the 2024 Quarter, primarily due to higher rental income ($0.7 million), higher recoveries ($0.3 million) and lower credit losses ($0.3 million).

Average occupancy for residential properties for the 2025 Quarter and 2024 Quarter was as follows:

September 30, 2025			September 30, 2024			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.4%	NA	94.4%	95.2%	NA	95.2%	(0.8)%	NA	(0.8)%

The decrease in same-store average occupancy was primarily due to lower average occupancy at The Kenmore, Yale West, Elme Herndon, Clayborne Apartments, and The Paramount, partially offset by higher average occupancy at Elme Marietta and Elme Eagles Landing.

Residential Expenses

Residential expenses as a percentage of residential revenue for the 2025 Quarter and the 2024 Quarter were 39.4% and 36.9%, respectively.

Residential expenses from same-store residential properties increased $1.9 million, or 9.1%, to $22.6 million for the 2025 Quarter, compared to $20.8 million for the 2024 Quarter, primarily due to higher repairs and maintenance ($0.7 million), higher turnover ($0.4 million), higher personnel compensation ($0.4 million), and higher contract services ($0.3 million) expenses.

Other NOI

Other NOI decreased ($0.2 million) due to lower rental revenue at Watergate 600.

Other Income and Expenses

General and administrative expenses: Increase of $7.7 million primarily due to higher professional fees ($6.8 million) in connection with activities related to the Proposed Transactions and prepaid equity offering write-off ($0.9 million).

Real estate depreciation and amortization: Increase of $0.3 million primarily due to expensing previously capitalized costs during the 2025 Quarter.
Interest expense: Interest expense by debt type for the three months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,
Debt Type	2025	2024	$ Change	% Change
Notes payable	$6,403	$6,130	$273	4.5%
Line of credit	3,258	3,427	(169)	(4.9)%
Total	$9,661	$9,557	$104	1.1%

•Notes payable: Increase primarily due to a higher effective interest rate in the 2025 Quarter driven by the interest rate swap arrangements that became effective on January 10, 2025.

•Line of credit: Decrease primarily due to a lower weighted average interest rate of 5.4% in the 2025 Quarter, as compared to a weighted average interest rate of 6.3% in the 2024 Quarter, partially offset by a higher weighted average borrowings of $186.0 million in the 2025 Quarter, as compared to weighted average borrowings of $168.8 million in the 2024 Quarter.

Real estate impairment: We incurred a real estate impairment charge of $111.7 million during the 2025 Quarter. Refer to note 3 to the consolidated financial statements.

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

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net loss	$(131,755)	$(10,088)	$(121,667)	1206.1%
Adjustments:
Property management expenses	6,765	6,628	137	2.1%
General and administrative expenses	30,982	18,688	12,294	65.8%
Real estate depreciation and amortization	70,570	72,312	(1,742)	(2.4)%
Real estate impairment	111,719	—	111,719	(100.0)%
Interest expense	28,619	28,435	184	0.6%
Loss on extinguishment of debt, net	—	147	(147)	(100.0)%
Other income	—	(1,410)	1,410	(100.0)%
Total net operating income (NOI)	$116,900	$114,712	$2,188	1.9%

Residential revenue:
Same-store portfolio	$172,377	$166,790	$5,587	3.3%
Total	172,377	166,790	5,587	3.3%
Residential expenses:
Same-store portfolio	64,390	61,625	2,765	4.5%
Development	186	175	11	6.3%
Total	64,576	61,800	2,776	4.5%
Residential NOI:
Same-store portfolio	107,987	105,165	2,822	2.7%
Development	(186)	(175)	(11)	6.3%
Total	107,801	104,990	2,811	2.7%
Other NOI (1)	9,099	9,722	(623)	(6.4)%
Total NOI	$116,900	$114,712	$2,188	1.9%
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

Real estate rental revenue from same-store residential properties increased $5.6 million, or 3.3%, to $172.4 million for the 2025 Period, compared to $166.8 million for the 2024 Period, primarily due to higher rental income ($2.5 million), lower vacancy loss ($0.9 million), lower credit losses ($0.8 million), higher ancillary income ($0.7 million), and higher recoveries ($0.6 million).

Average occupancy for residential properties for the 2025 Period and 2024 Period was as follows:

September 30, 2025			September 30, 2024			% Change
Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total	Same-Store	Non-Same-Store	Total
94.6%	NA	94.6%	94.6%	NA	94.6%	—%	NA	—%

Same-store average occupancy remained consistent at 94.6% in the 2025 Period and the 2024 Period. Higher average occupancy at The Ashby at McLean, Elme Cumberland, Elme Eagles Landing and Elme Marietta was partially offset by lower average occupancy at Elme Conyers, The Kenmore and Yale West.

Real Estate Expenses

Residential real estate expenses as a percentage of residential revenue for the 2025 Period and 2024 Period were 37.5% and 37.1%, respectively.

Real estate expenses from same-store residential properties increased by $2.8 million, or 4.5%, to $64.4 million for the 2025 Period, compared to $61.6 million for the 2024 Period, primarily due to higher repairs and maintenance ($1.2 million), higher personnel compensation ($0.5 million), higher administrative ($0.5 million), higher contract services ($0.4 million), higher utilities ($0.3 million), higher turnover ($0.3 million) and higher insurance ($0.2 million) expenses. The increase is partially offset by lower real estate taxes ($0.6 million).

Other NOI

Other NOI decreased $0.6 million due to lower rental revenue ($0.5 million) and higher operating expenses ($0.1 million) at Watergate 600.

Other Income and Expenses

Property management expenses: Increase of $0.1 million primarily due to higher internal management fee expenses at same-store properties.

General and administrative expenses: Increase of $12.3 million primarily due to higher professional fees ($10.0 million) in connection with activities related to the Proposed Transactions, higher incentive compensation ($1.8 million), and prepaid equity offering write-off ($0.9 million), partially offset by higher internal management fee offset ($0.2 million).

Real estate depreciation and amortization: Decrease of $1.7 million primarily due to in-place lease amortization at Elme Druid Hills ($2.1 million) in the 2024 Period and lower other amortization ($0.2 million), partially offset by higher depreciation ($0.5 million).

Interest expense: Interest expense by debt type for the nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Nine Months Ended September 30,
Debt Type	2025	2024	$ Change	% Change
Notes payable	$19,126	$18,368	$758	4.1%
Line of credit	9,493	10,067	(574)	(5.7)%
Total	$28,619	$28,435	$184	0.6%

•Notes payable: Increase primarily due to a higher effective interest rate in the 2025 Period driven by the interest rate swap arrangements that became effective on January 10, 2025.
•Line of credit: Decrease primarily due to a lower weighted average interest rate of 5.4% in the 2025 Period, as compared to a weighted average interest rate of 6.3% in the 2024 Period, partially offset by a higher weighted average borrowings of $183.1 million in the 2025 Period, as compared to weighted average borrowings of $166.2 million in the 2024 Period.

Other Income: Other income during the 2024 Period consists of additional payments received with respect to easements previously conveyed at The Wellington and Takoma Park, a previously owned retail property.

Real estate impairment: We incurred a real estate impairment charge of $111.7 million during the 2025 Period. Refer to note 3 to the consolidated financial statements.

Loss on Extinguishment of Debt: Loss during the 2024 Period was due to a write-off of capitalized debt origination costs in association with the execution of our Amended and Restated Revolving Credit Facility in July 2024.

Liquidity and Capital Resources

Our board of trustees approved the Proposed Transactions, and, on August 1, 2025, we entered into the Purchase Agreement. If the Proposed Transactions are approved by our shareholders, we expect it will materially impact our short and long-term capital needs and our plan to meet those needs. As of September 30, 2025, whether the Proposed Transactions are approved by our shareholders, and the Portfolio Sale Transaction is consummated, we believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, including meeting our debt obligations, capital and contractual obligations, as well as the payment of dividends.

If the Proposed Transactions are not approved by our shareholders, we believe we would have adequate liquidity beyond 2025 and would have no debt maturities until 2026 and only $361.0 million of scheduled debt maturities prior to 2029, based on current amounts outstanding under our Amended and Restated Revolving Credit Facility. As of October 21, 2025, we had cash and cash equivalents totaling $2.2 million and a borrowing capacity of $300.0 million on our Amended and Restated Revolving Credit Facility, resulting in a total liquidity position of $302.2 million. Concurrently with the consummation of the Portfolio Sale Transaction, we intend to repay all of the amounts outstanding under our Amended and Restated Revolving Credit Facility, our 2023 Term Loan, our 30-Year Unsecured Notes due 2028 and our 10-year notes due 2030, and to enter into the Loan to provide liquidity while we complete the sale of our remaining assets, which we are aiming to complete in the next 12 months, and our winddown (subject to shareholder approval of the Plan of Sale and Liquidation).

Capital Requirements

As of the end of the 2025 Period, our full-year 2025 capital requirements are summarized below:
•Funding dividends and distributions to our shareholders (following the closing of the Portfolio Sale Transaction, we expect to suspend our regular quarterly distributions); and
•Approximately $28.0 - $33.0 million to invest in our existing portfolio of operating assets, inclusive of $14.0 - $18.0 million of major capital expenditures.

There can be no assurance that our capital requirements will not be materially higher or lower than the above expectations. We currently believe that we will generate sufficient cash flow from operations and potential property sales, including the Portfolio Sale Transaction, and have access to the capital resources necessary to fund our requirements for the remainder of 2025. However, as a result of the uncertainty of the general market conditions in the greater Washington, DC metro and Sunbelt regions, economic conditions affecting the ability to attract and retain residents and tenants or achieve anticipated rental rates, declines in our share price, unfavorable changes in the supply of competing properties, the effects of our announced Portfolio Sale Transaction and Plan of Sale and Liquidation, if the Loan we expect to receive if we consummate the Portfolio Sale Transaction is not available on the timing or for the amounts anticipated or our properties not performing as expected, we may not generate sufficient cash flow from operations and property sales or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may need to alter capital spending to be materially different than what is stated above. If capital were not available, we may be unable to satisfy the distribution requirement applicable to REITs, make required principal and interest payments or make necessary and/or routine capital improvements.

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

As of September 30, 2025, our future debt principal payments are scheduled as follows (in thousands):

	Future Maturities of Debt
Year	Unsecured Debt		Amended and Restated Revolving Credit Facility		Total Debt	Average Interest Rate
2025	$—		$—		$—	—%
2026	125,000	(1)	—		125,000	5.8%
2027	—		—		—	—%
2028	50,000		186,000	(2)	236,000	5.6%
2029	—		—		—	—%
Thereafter	350,000		—		350,000	4.1%
Scheduled principal payments	$525,000		$186,000		$711,000	4.9%
Net discounts/premiums	(54)		—		(54)
Loan costs, net of amortization	(1,616)		—		(1,616)
Total maturities	$523,330		$186,000		$709,330	4.9%
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

As of September 30, 2025, the weighted average maturity for our debt is 3.6 years. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing, such as possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense or inhibit our ability to finance our obligations.

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

As of September 30, 2025, we were in compliance with the covenants related to our Amended Credit Agreement, 2023 Term Loan, and unsecured notes.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.2 million shares were outstanding at September 30, 2025.

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

We have a dividend reinvestment program whereby shareholders may use their dividends and optional cash payments to purchase common shares. The common shares sold under this program may either be common shares issued by us or common shares purchased in the open market. We intend to use the proceeds of the sale of any newly issued common shares issued under this program, if any, for general corporate purposes. In September 2025, the Company suspended its dividend reinvestment program. During the suspension period, dividend payments are not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program are not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program.

We did not issue common shares under the dividend reinvestment program during the 2025 Period or 2024 Period.

Preferred Equity

Elme Communities’ board of trustees can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. As of September 30, 2025, no preferred shares were issued and outstanding.

Historical Cash Flows

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. If our cash flows from operations were to decline significantly from current levels, we may have to reduce our dividend. Consolidated cash flow information is summarized as follows (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash provided by operating activities	$61,935	$70,739	$(8,804)	(12.4)%
Net cash used in investing activities	(23,136)	(29,622)	6,486	(21.9)%
Net cash used in financing activities	(38,027)	(42,457)	4,430	(10.4)%

Net cash provided by operating activities decreased primarily due to higher net loss due to higher general and administrative expenses.

Net cash used in investing activities decreased primarily due to lower expenditure on capital improvements during the 2025 Period, partially offset by the cash provided by the land easements in the 2024 Period.

Net cash used in financing activities decreased primarily due to lower payment of financing costs during the 2025 Period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2025 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides the calculation of our NAREIT FFO and a reconciliation of net loss to NAREIT FFO for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(123,514)	$(2,970)	$(131,755)	$(10,088)
Adjustment:
Depreciation and amortization	23,771	23,474	70,570	72,312
Real estate impairment - depreciable assets	109,981	—	109,981	—
NAREIT FFO	$10,238	$20,504	$48,796	$62,224

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and nine months ended September 30, 2025. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding on September 30, 2025 (in thousands):

	2025	2026		2027	2028	2029	Thereafter	Total	Fair Value
Unsecured fixed rate debt
Principal	$—	$125,000	(1)	$—	$50,000	—	$350,000	$525,000	$490,245
Interest payments	$1,803	$18,189		$17,995	$16,155	$14,315	$14,315	$82,772
Interest rate on debt maturities	—%	5.8%		—%	5.6%	—%	4.1%	4.9%
Unsecured variable rate debt
Principal	$—	$—		$—	$186,000	$—	$—	$186,000	$186,000
Variable interest rate on debt maturities					5.3%			5.3%
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

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2025 and December 31, 2024 and their respective fair values (in thousands):

Notional Amount		Floating Index Rate			Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	September 30, 2025	December 31, 2024
$75,000	3.677%	USD-SOFR	7/21/2023	1/10/2025	$—	$14
50,000	3.676%	USD-SOFR	7/21/2023	1/10/2025	—	9
100,000	4.719%	USD-SOFR	1/10/2025	1/10/2026	(210)	(624)
50,000	4.720%	USD-SOFR	1/10/2025	1/10/2026	(105)	(312)
					$(315)	$(913)

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

The announcement and pendency of the proposed Portfolio Sale Transaction and Plan of Sale and Liquidation present certain risks to our ongoing business and operations.

On August 1, 2025, we entered into the Purchase Agreement. The transactions under the Purchase Agreement are expected to close in the fourth quarter of 2025 (currently expected to be in early November), subject to customary closing conditions, including the receipt of approval from our shareholders. In connection with approving the Purchase Agreement, the board of trustees approved the Plan of Sale and Liquidation. Effectiveness of the Plan of Sale and Liquidation is also subject to the receipt of approval from our shareholders.

The Company is aiming to complete the sales of the assets remaining in the Company following the Portfolio Sale Transaction (the “Remaining Company Assets”) by June 30, 2026. Because the Portfolio Sale Transaction is subject to a number of conditions, including some that are outside our control, and the sales of the Remaining Company Assets are subject to, among other things, completion of the marketing and sale process, negotiation of sale terms and completion of the sales, the exact timing of completing the Proposed Transactions cannot be determined at this time.

Prior to the closing of the Portfolio Sale Transaction and completion of the sales of all the Remaining Company Assets, as well as the wind-down of the Company’s business and affairs, and termination of the Company’s existence in accordance with the Plan of Sale and Liquidation, the Proposed Transactions present certain risks to our business and operations, which could materially and adversely affect our business, financial results and share price, including, among other things, that:

•we may fail to complete the Portfolio Sale Transaction, including due to the failure of our shareholders to approve the proposal to approve the Portfolio Sale Transaction or the failure of us or Buyer to satisfy other closing conditions;
•we may have difficulty completing, or fail to complete, the Remaining Company Asset sales;
•we expect to incur substantial expenses related to the Proposed Transactions, whether or not the Portfolio Sale Transaction is completed and the Plan of Sale and Liquidation is approved by our shareholders; and
•our business and operations could be adversely affected, including by diverting significant focus of management, employees and other resources, by impacting our ability to retain our employees and our relationships with residents, tenants, vendors and other third parties, as a result of limitations on our conduct under purchase agreements (including the Purchase Agreement) during the pendency of sales under such agreements.

Additionally, prior to the closing of the Portfolio Sale Transaction and completing the sales of all of the Remaining Company Assets, we will remain subject to all of the risks of operating our properties, including those described in the “Risk Factors” sections included in our annual and quarterly reports filed with the SEC, the risk that the cash flow and net working capital generated from the Company’s operations prior to completing the wind-down of the Company’s business and affairs and termination of the Company’s existence may be lower than we anticipate, and the risks and the costs associated with remaining a public company. In addition, such risks may result in our incurring additional obligations and liabilities which may be retained by us following the closing of the Portfolio Sale Transaction and the sales of the Remaining Company Assets and, in such event, could reduce the amounts ultimately available for distribution to our shareholders.

We cannot determine at this time the amount or timing of distributions to our shareholders in connection with the Portfolio Sale Transaction and the Plan of Sale and Liquidation because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.

There can be no assurances regarding the amounts of any shareholder distributions or the timing thereof. Our estimated range of distributions in connection with the Proposed Transactions was estimated as of a specific date and does not take into account interest rate, market volatility or other changes since that time or in the future and was derived, in part, from the estimated range of gross asset sales for the properties, less estimates for transaction costs, service costs and debt repayment amounts for the

Loan, general and administrative costs, including employee retention costs, capital expenditure requirements and REIT compliance costs, but adjusted upwards for estimated cash flow/net working capital to be generated from the Company’s operations prior to completing the sale of all of our properties. These estimates may overstate the proceeds from asset sales or understate the actual expenses, which means actual distributions may be significantly less than the estimated range.

Other uncertainties that could cause the aggregate amount of liquidating distributions to be less than our estimate, or the timing of distributions to be delayed, in addition to other risks described elsewhere in this section, our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, include the following:

•failure to close the Portfolio Sale Transaction;
•the estimated net proceeds from the Loan may be lower than we estimate due to, among other things, the results of lender real estate diligence, including property appraisals for lending purposes, establishment of customary reserves for property maintenance costs or special reserves for issues identified during lender real estate diligence and/or higher than estimated third party expenses associated with consummating the Loan;
•the costs and expenses of the Portfolio Sale Transaction and the Plan of Sale and Liquidation may be higher than our estimates;
•the estimated amount of cash flow/net working capital to be generated from the Company’s operations prior to competing the wind-down of the Company’s business and affairs and termination of the Company’s existence pursuant to the Plan of Sale and Liquidation may be lower than we anticipate;
•costs and expenses of continuing to operate the Company, including as a public company, such as the need for additional retention costs, particularly if the liquidation takes longer than expected, may be higher than estimated;
•unanticipated or emergency capital expenditures may result in the need to incur additional debt financing or other costs and expenses that are not included in our estimates and which we cannot reasonably estimate at this time;
•unknown or additional costs or liabilities that arise in the future, including future litigation, which we cannot reasonably estimate at this time, could delay completion of our liquidation and cause us to incur additional costs and expenses;
•costs incurred to maintain our REIT status may be higher than estimated;
•the number of issued and outstanding shares we used to calculate the estimated ranges of the distributions could change; and
•the reserve amounts we may establish to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses may be higher than estimated.

Any of these uncertainties could impact the amount and timing of the estimated distributions.

Additionally, there can be no assurances regarding the amounts of your potential total return from receiving such distributions. Your total return will depend on the amount you paid for your common shares and the date on which you purchased such common shares. Please consult with your financial advisor for more information about your potential total return.

There can be no assurance that the sale of all of our assets as contemplated in the Proposed Transactions will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.

If our shareholders approve each of the Proposed Transactions, we will generally be focused on winding-down our operations, subject to the board of trustees’ determination to amend or terminate the Plan of Sale and Liquidation if it determines that doing so is in the best interest of shareholders. This, among other factors, may adversely affect the value that a potential acquirer might place on us or our ability to sell the Sale Portfolio if the Portfolio Sale Transaction does not occur, or any remaining assets if the Portfolio Sale Transaction occurs. Once our assets are sold, you will no longer participate in any future earnings or growth of such assets or benefit from any increases in the value of such assets. It is possible that continuing with the status quo or pursuing one or more other strategic alternatives could result in greater returns on your investment over time. If the Plan of Sale and Liquidation becomes effective, we will be foregoing those alternative opportunities.

If shareholders do not approve both the proposal to approve the Portfolio Sale Transaction and the proposal to approve the Plan of Sale and Liquidation at the special meeting, we would be subject to a number of additional material risks.

If shareholders approve the proposal to approve the Portfolio Sale Transaction, but not the proposal to approve the Plan of Sale and Liquidation, in addition to the other risks described in this “Risk Factors” section and in our other filings with the SEC, we would be subject to a number of additional material risks, including the following:

•under the terms of the Purchase Agreement, we would remain obligated to complete the Portfolio Sale Transaction in accordance with its terms;

•we would not move forward with an orderly wind-down of the Company’s business and affairs and termination of the Company’s existence by voluntary dissolution;
•we would not be obligated to cease, and we intend to move forward with, the marketing and potential sale of certain of the Remaining Company Assets, regardless of the outcome of the shareholder vote on the proposal to approve the Plan of Sale and Liquidation (or the proposal to approve the Portfolio Sale Transaction);
•if we complete the Portfolio Sale Transaction, the Company would have a significantly reduced number of assets with which to generate operating revenue and support ongoing operating activity, and operating expenses may not proportionally decrease, which will result in our ongoing operating expenses potentially exceeding revenue generated by our Remaining Company Assets, and we therefore may experience difficulty continuing as a going concern;
•we may be required to continue to comply with the full reporting requirements of the Exchange Act, and other requirements under law and of regulatory bodies applicable to public companies and incur costs associated with such compliance, as well as the costs of certain insurance coverage;
•assuming we continue to desire to remain a REIT, our estimated REIT compliance costs may increase; and
•any distributions will generally be treated first as taxable dividends to the extent of the Company’s earnings and profits rather than tax-free liquidating distributions to the extent of a shareholder’s basis in their shares.

If shareholders approve the proposal to approve the Plan of Sale and Liquidation, but not the proposal to approve the Portfolio Sale Transaction, in addition to the other risks described this “Risk Factors” section and in our other filings with the SEC, we would be subject to a number of additional material risks, including that our board of trustees may decide to review strategic alternatives again, and could determine not to move forward with the liquidation of the Company under the Plan of Sale and Liquidation and instead pursue another option or continue the Company’s operations in its current form.

The occurrence of any of these events may impair our ability to conduct our business, including continuing as a going concern, may adversely affect our share price, may increase our costs or may reduce or delay the amounts otherwise available for distribution to our shareholders.

Even if our shareholders approve the Portfolio Sale Transaction and the Plan of Sale and Liquidation, they may not be completed.

In addition to the required approval of our shareholders, the closing of the Portfolio Sale Transaction is subject to several closing conditions, some of which are not entirely within our control, including:

•the absence of a material adverse effect on either the Company Parties or Buyer;
•the absence of an injunction or other judgment, order or decree restricting or prohibiting the Portfolio Sale Transaction;
•the performance of the parties’ obligations under the Purchase Agreement; and
•the accuracy, subject to certain materiality standards, of the representations and warranties made by the parties in the Purchase Agreement.

The Portfolio Sale Transaction may not be completed on the terms or timeline currently contemplated, or at all, and other events may intervene to delay the Portfolio Sale Transaction or result in the termination of the Purchase Agreement, including if the conditions to the closing of the Portfolio Sale Transaction are not satisfied, and, as a result, even if the Portfolio Sale Transaction is approved by our shareholders, there can be no assurance that the Portfolio Sale Transaction will be completed.

If the Portfolio Sale Transaction is not completed, we would be subject to a number of material risks.

If the Portfolio Sale Transaction is not completed, we would be subject to a number of material risks, including the following:

•we may be unable to dispose of the Sale Portfolio, or the properties comprising the Sale Portfolio, for a price, individually or in the aggregate, equaling or exceeding the allocated purchase price in the Portfolio Sale Transaction;
•we may be unable to enter into an alternative transaction to dispose of the Sale Portfolio on terms that are acceptable to the board of trustees;
•we would still be required to pay expenses incurred in connection with the Portfolio Sale Transaction, including legal, accounting, financial advisory, filing, printing and mailing fees;
•if our shareholders do not approve the proposal to approve the Portfolio Sale Transaction, we would be required to reimburse the Buyer Parent for up to $3 million in reasonable out-of-pocket costs, fees and expenses incurred by the Buyer Parties in connection with the Purchase Agreement and the transactions contemplated thereby;
•we may be required to pay a termination fee of $37.5 million in certain specified circumstances; and
•the price of our common shares could decline.

The occurrence of any of these events may impair our ability to conduct our business, may reduce the amounts otherwise available for distribution to our shareholders and the board of trustees could decide to conduct our liquidation and termination of the Company’s existence differently than as currently planned, or not at all.

The Purchase Agreement significantly limits our ability to pursue alternatives to the Portfolio Sale Transaction.

The Purchase Agreement contains provisions that make it more difficult for us to enter into a transaction with a party other than Buyer regarding an alternative acquisition proposal, including a proposal to acquire all or a significant portion of the Sale Portfolio or the entire Company. These provisions include the general prohibition on our soliciting any third-party acquisition proposal or entering into any agreement for an alternative acquisition proposal, and the requirement that we pay a termination fee of $37.5 million if the Purchase Agreement is terminated in specified circumstances.

These provisions of the Purchase Agreement could discourage a third party that might have an interest in acquiring all or any portion of the Sale Portfolio or the entire Company from considering or proposing a transaction, even if that party were prepared to pay consideration with a higher value relative to the purchase price to be paid by Buyer for the Sale Portfolio. Furthermore, a termination fee of $37.5 million may result in a potential acquiror offering to pay a lower purchase price to acquire all or any portion of the Sale Portfolio or the entire Company than it might otherwise have offered to pay. The payment of a termination fee of $37.5 million (and cancellation of the Portfolio Sale Transaction) could also have an adverse effect on our financial condition and may reduce the amounts of any distributions to our shareholders.

If the Plan of Sale and Liquidation is approved by our shareholders, we would be subject to a number of material risks.

If the Plan of Sale and Liquidation is approved by our shareholders, we would be subject to a number of material risks, including the following:

•additional liabilities and obligations could arise during the liquidation process;
•we may be unable to find buyers for the Remaining Company Assets on a timely basis or at our expected sales prices, which may reduce or delay our liquidating distributions;
•our ability to implement the Plan of Sale and Liquidation depends upon the participation of key personnel who may not remain in place;
•we may require additional capital or financing to complete the wind-down of the Company’s business and affairs, dissolution and termination of the Company’s existence under the Plan of Sale and Liquidation, which may reduce the amount available for distribution to shareholders;
•shareholders may be liable to our creditors, up to the amounts received from us pursuant to the Plan of Sale and Liquidation, if our reserve fund or the assets transferred to a liquidating trust are inadequate;
•during the course of the liquidation process, we will change our basis of accounting, which could require us to write down our assets;
•costs and expenses of continuing to operate the Company, including as a public company, such as the need for additional retention costs, particularly if the liquidation takes longer than expected, may be higher than estimated; and
•we anticipate that our common shares will be delisted from the NYSE at a future date to be determined by the board of trustees.

The occurrence of any of these events may impair our ability to conduct our business, including completing the liquidation process, may reduce the amounts otherwise available for distribution to our shareholders and the board of trustees could decide to conduct our liquidation and termination of the Company’s existence differently than as currently planned, or not at all.

The sale of properties may cause us to incur penalty taxes, or own and sell properties through taxable REIT subsidiaries (“TRS”), each of which would reduce the amount available for distribution to our shareholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales or dealer sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., sale of a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The sale of our properties in anticipation of or in connection with the Plan of Sale and Liquidation, or the sales of our properties if shareholders do not approve the proposal to approve the Plan of Sale and Liquidation, may not satisfy the prohibited transaction safe harbor, depending on the circumstances in which such sales are completed.

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

Historically, extraordinary corporate actions such as the proposed Portfolio Sale Transaction and Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, sometimes lead to securities class action lawsuits being filed against the company taking such actions, which can delay or prevent altogether the completion of such actions. We may become involved in this type of litigation as a result of the shareholder votes on the Portfolio Sale Transaction and/or the Plan of Sale and Liquidation. As of the date of this 10-Q, two purported holders of the Company’s common shares have filed substantially similar complaints against the Company and its members of the board of trustees in the Supreme Court of the State of New York, County of New York, alleging that the proxy statement negligently misrepresents or omits material information in violation of New York common law and seeking, among other things, to enjoin or rescind the Proposed Transactions, an award of damages if the Proposed Transactions are consummated and an award of expenses and attorneys’ fees. With respect to any lawsuits filed against us, the litigation costs may be expensive, and, even if we ultimately prevail, the process will divert our attention from implementing the Portfolio Sale Transaction and, following the closing thereof, the wind-down of the Company’s business and affairs and termination of the Company’s existence. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated and if any plaintiffs are successful in obtaining an injunction, it may prohibit us from conducting the wind-down and termination of the Company’s existence under the Plan of Sale and Liquidation or from completing the Portfolio Sale Transaction. If applicable, any such damages may be significant, may have a material adverse effect on our financial condition and may reduce, eliminate or delay the amounts available for distribution to our shareholders.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2025 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1 - July 31, 2025	673	$16.29	—	$50,000,000
August 1 - August 31, 2025	—	—	—	$50,000,000
September 1 - September 30, 2025	—	—	—	$50,000,000
Total	673	$16.29	—
______________________________
(1) Represents restricted shares surrendered by employees to Elme to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares.

(2) On October 26, 2023, the board of trustees authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program is scheduled to expire on October 25, 2025, and is not expected to be extended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2025, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: October 24, 2025