Form 10-K
period 2025-12-31
Elme Communities
filed 2026-02-27
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2025, the aggregate market value of such shares held by non-affiliates of the registrant was $1,382,385,686 (based on the closing price of the shares on June 30, 2025).
As of February 24, 2026, 88,857,883 common shares were outstanding.

___________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

ELME COMMUNITIES
2025 FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

Elme Communities Overview

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust (“Elme” or the “Company”), is a self-administered equity real estate investment trust (“REIT”) within the meaning of Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. As of December 31, 2025, we owned nine apartment communities and one office property.

Plan of Liquidation

On February 13, 2025, the Company announced that its Board of Trustees (the “Board”) had initiated a formal review to evaluate strategic alternatives. On August 4, 2025, the Company announced that its Board had completed its review, that Elme had entered into a Purchase and Sale Agreement, dated as of August 1, 2025, for the sale of 19 multifamily properties from Elme for approximately $1.6 billion in cash, subject to certain adjustments and prorations (the “Portfolio Sale Transaction”), and that the Board had also approved a plan of sale and liquidation (the “Plan of Sale and Liquidation”), which contemplates the sale or disposition of all the Company’s assets, the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution. The Plan of Sale and Liquidation includes a plan of liquidation that provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

On October 30, 2025, our shareholders approved the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and on November 12, 2025, Elme completed the Portfolio Sale Transaction. Also on November 12, 2025, certain indirect subsidiaries of the Company, as borrowers (collectively, the “Borrowers”), and Goldman Sachs Bank USA, as lender (the “Lender”), entered into that certain Loan Agreement (the “Loan Agreement”) pursuant to which the Lender has made a senior secured term loan of $520.0 million (the “Secured Term Loan”) to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which are directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, Kenmore Apartments, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600 (the “Remaining Company Properties” and “Loan Collateral”). In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers.

Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, which comprise approximately 800 residential apartment homes – for gross proceeds of approximately $112.75 million, a portion of which was used to partially repay the Secured Term Loan, and those properties were released from the mortgages securing the Secured Term Loan. As of February 27, 2026, we have also entered into purchase and sale agreements, which are no longer subject to ongoing inspection periods, pursuant to which we expect to sell three of the Remaining Company Properties: Elme Watkins Mill, Elme Conyers and Watergate 600 (the “Properties Under Contract”), to various buyers for aggregate gross proceeds of approximately $128.78 million, which are expected to close in the first or second quarter of 2026, subject to satisfaction of customary closing conditions, including, in the case of Elme Watkins Mill, regulatory requirements related to the sale of multifamily properties in Montgomery County, Maryland. The marketing and sale process with respect to the other five Remaining Company Properties remains ongoing. In January 2026, we began a formal marketing process for Riverside Apartments and continued the marketing and sale process with respect to Kenmore, 3801 Connecticut, Elme Bethesda and Elme Germantown (the “Other Remaining Properties”). The Company currently expects to finalize the sale of Elme Germantown in the second quarter of 2026 and the sale of Elme Bethesda by mid-year 2026. The Company also expects to continue the marketing process for the DC and Virginia properties with a goal to have these three properties under contract by mid-May. The Company continues to target completion of the sales of all Remaining Company Properties by mid-year 2026.

Given the Plan of Sale and Liquidation, our efforts are focused on selling the remaining properties, winding down the Company’s affairs and, when appropriate and in the Board’s discretion, distributing the net proceeds to our shareholders, subject to the creation of necessary reserves for, and payment or other satisfaction of, the Company’s expenses and other liabilities and obligations. We do not intend to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of our assets.

Elme is not required to obtain any further shareholder approval with respect to its liquidation and dissolution. Under the Plan of Sale and Liquidation, the Board may modify, amend or terminate the Plan of Sale and Liquidation (and authorize us to seek to dispose of all our assets through a merger, business combination or similar transaction) without approval by the shareholders if it determines that such action would be advisable and in the best interests of Elme. Elme has no present plans or intentions to modify, amend or abandon the Plan of Sale and Liquidation.

Elme is aiming to complete the sales of the Remaining Company Properties by mid-year 2026. Because the sales of our remaining properties are subject to, among other things, completion of the marketing and sale process and the negotiation of terms and completion of the sales, as applicable, the exact timing of completing the remaining property sales cannot be determined at this time and the Company cannot predict how long it will take to sell all of its remaining properties.

If we have not sold all of our remaining properties and paid all of our liabilities within 24 months after shareholder approval of the Plan of Sale and Liquidation, which was received on October 30, 2025, or if the Board otherwise determines that it is advantageous to do so earlier, we may transfer our remaining assets and liabilities to a liquidating trust and distribute interests in the liquidating trust to our shareholders or otherwise convert Elme to a liquidating limited liability company, partnership, or trust. We cannot predict the exact amount to be distributed or the timing of the completion of the liquidation and termination of the Elme’s existence.

As a result of the approval of the Plan of Sale and Liquidation by our shareholders on October 30, 2025, we adopted the liquidation basis of accounting on November 1, 2025, as described further in Note 3.

Initial Liquidating Distribution

In accordance with the Plan of Sale and Liquidation, following completion of the Portfolio Sale Transaction in November 2025, the Board approved a special liquidating distribution of $14.67 per share to our shareholders of record as of the close of business on December 22, 2025. The special liquidating distribution was paid on January 7, 2026.

Our Portfolio

As of December 31, 2025, we owned approximately 3,570 residential apartment homes in the Washington, DC metro and Atlanta metro regions. We also owned approximately 300,000 square feet of commercial space in the Washington, DC metro region. As of February 27, 2026, we owned approximately 2,500 residential apartment homes and approximately 300,000 square feet of commercial space in the Washington, DC metro region and approximately 200 residential apartment homes in the Atlanta metro region.

All of our residential communities are under Elme management and Stream Realty Partners (“Stream”) provides property management and leasing services at our sole office property, Watergate 600.

Further description of the properties is contained in Item 2, Properties, and note 16 to the consolidated financial statements, Segment Information, and in Schedule III. Reference is also made to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental Sustainability

We implement sustainable policies and practices at all of our properties, for purposes of ensuring occupants and residents work and live in efficient, healthy spaces and to drive value to shareholders. We track annual asset-level performance of energy use, greenhouse gas emissions, and water consumption, utilizing ENERGY STAR Portfolio Manager as well as Measurabl ESG software. We apply industry standard rating systems such as the Leadership in Energy and Environmental Design (“LEED”) and Building Research Establishment Environmental Assessment Method (“BREEAM”) to establish sustainable practices for building design, construction, operations, and maintenance.

Governance

At Elme, we hold ourselves, our suppliers, and the Board to high ethical standards and seek to foster a collaborative, innovative corporate culture. Our team is required to read and certify their knowledge on our Code of Ethics, in addition to receiving ethics training throughout the year. Our Board is responsible for corporate policy and management oversight to enhance long-term shareholder value.

Some of our policies, including our Human Rights Statement, Code of Business Conduct and Ethics, Vendor Code of Conduct,

and Environmental Policy, can be found on our website at elmecommunities.com/esg/governance/. The reference to our website address does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

Human Capital

Employees, Training and Development

On February 27, 2026, after giving effect to the sales of Elme Sandy Springs and Elme Marietta, we had 91 employees, including 55 persons engaged in community management functions, and 36 persons engaged in corporate, financial, asset management and other functions. Of the 55 persons engaged in community management functions, 6 are employed in the Atlanta metro region at one community, with the remainder in the Washington, DC metro region. All of our officers and substantially all of our corporate-level employees live and work in or near the greater Washington, DC metro region, and our community management employees live and work in or near their respective communities.

Following the closing of the Portfolio Sale Transaction and the approval of the Plan of Sale and Liquidation, the Company has and expects to continue, as appropriate, downsizing with a focus on retaining an appropriate level of personnel with the necessary skill set commensurate with the reduced size of the Company, including those executive officers and other key personnel necessary for the continued operation of the remaining assets and completion of the wind-down activities, which downsizing is expected to affect both officers and other employees.

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

Regulation

REIT Tax Status

We believe that we qualify as a REIT under the Code. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains), to our shareholders on an annual basis.

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

We expect to remain qualified as a REIT until the end of our final REIT tax year in accordance with the Plan of Sale and Liquidation, which we anticipate, but cannot be certain, will occur after most of the remaining assets have been sold.

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

In addition, under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and remediate such contamination and liability for natural resources damage. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several, meaning that we could be required to bear 100% of the liability even if other parties are also liable. Further, from time to time, we may be required to investigate and clean-up hazardous substances or petroleum products or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties, and the costs of those efforts may be substantial and could exceed the value of the property and/or our aggregate assets. It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys prior to our acquisition of properties. However, there is a risk that these assessments will not identify all potential environmental issues at a given property. In addition, we also may be liable for the costs of investigating or remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal or treatment of hazardous substances, without regard to whether we complied with environmental laws in doing so. These liabilities for investigation and remediation could be substantial and the cost of any required remediation, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of hazardous substances or the failure to remediate contamination at our current or former properties may expose us to third-party liability for costs of remediation bodily injury claims, such as tort claims by tenants, or occupational health and safety or workers compensation claims by our employees, and/or property damage, or may materially adversely affect our ability to sell, lease, operate or develop our current properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

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

ITEM 1A: RISK FACTORS

Set forth below are the risks that we believe are material to our shareholders. We refer to the shares of beneficial interest in Elme Communities as our “common shares,” and the investors who own shares as our “shareholders.” This section includes or refers to certain forward-looking statements. You should refer to the explanation of the qualifications and limitations on such forward-looking statements beginning on page 30.

Risks Related to the Plan of Sale and Liquidation

The pendency of the Plan of Sale and Liquidation, including the proposed sale of the Company’s remaining properties, presents certain risks to our ongoing business and operations.

On October 30, 2025, the Company’s shareholders approved the Plan of Sale and Liquidation. Pursuant to such Plan of Sale and Liquidation, the Company intends to complete the sales of the Company’s remaining properties, including the Properties Under Contract and the Other Remaining Properties, by mid-year 2026, wind down the Company’s business and affairs and terminate the Company’s existence. Because the sales of these remaining properties are subject to, among other things, completion of the marketing and sale process and negotiation of sale terms and completion of the sales, as applicable, the exact timing of completing the Plan of Sale and Liquidation cannot be determined at this time.

The wind-down of the Company’s business and affairs and termination of the Company’s existence in accordance with the Plan of Sale and Liquidation, including the sales of the Company’s remaining properties, present certain risks to our business and operations, which could materially and adversely affect our business, financial results, and the amount of any additional liquidating distributions, including, among other things, that:

•we may have difficulty completing the sales of our remaining properties for the prices and on the terms anticipated, or at all;
•we expect to incur substantial expenses related to the sale of the remaining properties and the implementation of the Plan of Sale and Liquidation;
•our business and operations could be adversely affected, including by diverting significant focus of management, employees and other resources, by impacting our ability to retain our employees and our relationships with residents, tenants, vendors and other third parties, and as a result of limitations on our conduct under purchase agreements for the Remaining Company Properties during the pendency of sales;
•additional liabilities and obligations could arise during the liquidation process, including obligations and liabilities which may be retained by us following the closing of the sales of the Remaining Company Properties;
•we may be unable to find buyers for our remaining properties on a timely basis or at our expected sales prices, which may reduce or delay our liquidating distributions;
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
•shareholders may be liable to our creditors, up to the amounts received from us pursuant to the Plan of Sale and Liquidation, if our reserve fund or the assets transferred to a liquidating entity are inadequate;
•costs and expenses of continuing to operate the Company, including as a public company, such as the need for additional retention costs, particularly if the liquidation takes longer than expected, may be higher than estimated; and
•we anticipate that our common shares will be delisted from the NYSE at a future date to be determined by the Board.

Additionally, prior to completing the sales of all of the Remaining Company Properties, we will remain subject to all of the risks of operating our properties, including the risk that the cash flow and net working capital generated from the Company’s operations prior to completing the wind-down of the Company’s business and affairs and termination of the Company’s existence may be lower than we anticipate, and the risks and the costs associated with remaining a public company.

We cannot determine at this time the amount or timing of the remaining liquidating distributions, if any, to our shareholders in connection with the Plan of Sale and Liquidation because there are many factors that could affect the amount or timing of such liquidating distributions, if any, some of which are not within our control.

Although we provided an updated estimated range of remaining liquidating distributions to shareholders of between $2.35 and $2.80 per share on January 23, 2026 (after giving effect to the initial liquidating distribution of $14.67 per share paid in January 2026), there can be no assurances regarding the amounts of the remaining liquidating distributions, if any, or the timing thereof. The remaining amounts, if any, that may ultimately be available for distribution to our shareholders are not yet fully known, and there are many factors that may affect the amounts available for distribution to our shareholders, including, among other things, our results of operations, the operating costs and amounts to be set aside for claims, liabilities and other obligations prior to and during the liquidation and winding-up process, and the time required to complete our liquidation and winding up.

The estimated range of remaining liquidating distributions disclosed in our January 23, 2026 press release was estimated as of January 23, 2026 and did not take into account, among other things, interest rate, market volatility or other changes since that time or in the future and was derived, in part, from the estimated range of gross asset sales for the properties, which reflected actual contract pricing for the Remaining Company Properties then under contract and other gross asset value estimate adjustments discussed in the press release issued by the Company on January 23, 2026, less estimates for transaction costs, (including updates to reflect actual transaction costs associated with closing the Portfolio Sale Transaction and finalizing the Secured Term Loan), debt service costs, debt repayment amounts for the Secured Term Loan and establishment of reserves to satisfy known liabilities and estimated, unascertained or contingent liabilities and expenses, estimated operating costs to run the Company until completion of the wind-down of the Company’s business and affairs and dissolution of the Company, capital expenditure requirements and REIT compliance costs, but adjusted upwards for estimated cash flow/net working capital to be generated from the Company’s property operations prior to completing sales of the Remaining Company Properties. These estimates may overstate the proceeds from asset sales or understate the actual expenses, which means actual remaining liquidating distributions may be significantly less or more than the estimated range.

Other uncertainties that could cause the aggregate amount of remaining liquidating distributions to be less than our estimate, or the timing of distributions to be delayed, in addition to other risks described elsewhere in this section, include the following:

•the price that potential buyers of our properties may be willing to pay for our remaining company properties may change due to a number of factors beyond our control, including changes in general economic or local conditions, changes in interest rates, availability of mortgage funds, supply and demand dynamics, changes in tax, real estate, environmental and zoning laws and regulations, occupancy percentages, lease rates, competition, operating performance and the perceived quality and dependability of income flows from tenancies, potential major repairs or other contingent liabilities associated with the properties, and a number of other factors, both local and national;
•delays in our ability to find suitable buyers, complete the asset sales on the terms we currently expect and the wind-down of our business and affairs and termination of our existence could require us to incur expenses for a longer period than anticipated;
•our ability to comply with the covenants and other terms of the Secured Term Loan which could impact our ability to make, or the timing of, additional liquidating distributions;
•the costs and expenses of executing the Plan of Sale and Liquidation may differ from our estimates;
•the current market conditions in the DC area, which have continued to soften throughout our marketing and sale process for the Remaining Company Properties, could continue to soften;
•the estimated amount of cash flow/net working capital to be generated from our property operations prior to completing the wind-down of our business and affairs and termination of our existence pursuant to the Plan of Sale and Liquidation may be lower than we anticipate;
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
•the number of issued and outstanding shares used to calculate the estimated range of the additional liquidating distributions could change; and
•the reserve amounts we may establish to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses may be insufficient.

Any of these uncertainties could impact the amount and timing of the estimated remaining liquidating distributions. For further information regarding the uncertainties and assumptions used in the estimated range of remaining liquidating distributions, please see the Company’s Form 8-K filed on January 23, 2026.

Additionally, there can be no assurances regarding the amount of your potential total return from receiving all liquidating distributions. Your total return will depend on the amount you paid for your common shares and the date on which you purchased such common shares.

The Plan of Sale and Liquidation may not be completed.

Pursuant to the Plan of Sale and Liquidation, we are authorized to engage in the wind-down of our business and affairs, discharge, pay or set aside reserves for our liabilities, including contingent liabilities, dispose of our assets and distribute our remaining assets available for distribution to our shareholders (as determined by the Board in its discretion), and establish one or more reserve funds to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses. As of February 27, 2026, the Properties Under Contract are expected to close in the first or second quarter of 2026, subject to satisfaction of customary closing conditions, including, in the case of Elme Watkins Mill, regulatory requirements related to the sale of multifamily properties in Montgomery County, Maryland. The Company continues to target completion of the sales of all Remaining Company Properties by mid-year 2026.

In addition, the Board may amend or terminate the Plan of Sale and Liquidation without shareholder approval at the Board’s discretion, at any time prior to the filing of a notice of termination with the Maryland Department of Assessments and Taxation, if it determines that doing so is in the best interest of the Company and our shareholders. Thus, the Board could decide to conduct our liquidation and termination of the Company’s existence differently than as currently planned, or not at all. If the Board amends, modifies or terminates the Plan of Sale and Liquidation, it may impact the timing and amount of the liquidating distributions to our shareholders, our share price, our results of operations and our on-going business.

If we are unable to find buyers for all of our remaining properties on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of February 27, 2026, we have sold two of the Remaining Company Properties and also entered into purchase and sale agreements, which are no longer subject to ongoing inspection periods, pursuant to which we expect to sell three of the Remaining Company Properties. In estimating the range of remaining liquidating distributions disclosed in our January 23, 2026 press release, we reflected actual contract pricing for those Remaining Company Properties then under contract and assumed that we will be able to find buyers for all of our other assets at amounts based on our estimated range of gross real estate sales prices for the other remaining assets. However, actual sales prices ultimately achieved for these assets may differ from current estimated sales prices. For example, we may decide to sell groups of properties together, at a price that could be lower than the price we could get over a longer period of time if we sold each asset separately, in order to complete sales more quickly and reduce the risk of a lengthy liquidation process, or we could be required to lower our asking prices below the low end of our current estimate of one or more assets’ market value in order to find buyers in a timely manner. Additionally, our public announcement of our intent to liquidate the Company may adversely impact the prices we will ultimately be able to obtain for our remaining properties, which could result in lower sale proceeds.

Furthermore, investments in real properties are relatively illiquid and real estate sales prices are regularly changing and fluctuate with changes in general economic or local conditions, changes in interest rates or availability of mortgage funds that may render the sale of a property difficult or unattractive, supply and demand dynamics for similar or competing properties in an area, changes in tax, real estate, environmental and zoning laws and regulations, occupancy percentages, lease rates, competition, the availability of suitable buyers, operating performance and the perceived quality and dependability of income flows from tenancies, potential major repairs or other contingent liabilities associated with the assets and a number of other factors, both local and national. If we are not able to find buyers for these assets in a timely manner or at all, or incur expenses for a longer period than anticipated, or if the sales prices we will receive differ from our current estimates, our liquidating distributions to our shareholders could be delayed or reduced accordingly and the liquidating distributions may ultimately be lower than the prevailing market or trading price of our common shares prior to the sales of all of the Remaining Company Properties pursuant to the Plan of Sale and Liquidation.

Defaults under future sales agreements may delay or reduce liquidating distributions.

The closing of the transactions contemplated by the Plan of Sale and Liquidation will be subject to our entering into and consummating sales agreements covering the sales of the remaining properties. If any of the transactions contemplated by these sales agreements do not close because of a buyer default, failure of a closing condition or for any other reason, including failure to find a buyer, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sales agreement. Any delay in the completion of asset sales could delay our payment of additional liquidating distributions to our shareholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sales agreement for the asset.

Our ability to implement the Plan of Sale and Liquidation depends upon the participation of key personnel and there is no assurance such key personnel will remain in place.

Our ability to implement the Plan of Sale and Liquidation will depend to a significant degree upon the contributions of key personnel to continue to maintain corporate and property-level operations while we complete the sales of our remaining properties and wind-down of our business and affairs, including maintaining financing arrangements and accounting services, preparing and filing all reports required to be filed by it with the SEC, the IRS and other regulatory agencies, maintaining our REIT status (to the extent applicable) and maintaining our compliance with the Sarbanes-Oxley Act. The Company has begun and plans to continue, as appropriate, downsizing with a focus on retaining an appropriate level of personnel with the necessary skill set commensurate with the reduced size of the Company, including those executive officers and other key personnel necessary for the continued operation of our remaining properties until they are sold and completion of the wind-down activities, which downsizing is expected to affect both officers and other employees. There can be no assurance that we will be able to retain or replace key personnel needed to successfully maintain operations while we implement the Plan of Sale and Liquidation. The loss of, or inability to retain or replace, key personnel could adversely impact our business and our ability to successfully implement the Plan of Sale and Liquidation and could result in delays.

Additional liabilities and obligations could arise during the liquidation process.

Following the sales of the Remaining Company Properties, we will retain liabilities that must be satisfied prior to any final distribution to our shareholders, and some of those liabilities are uncertain or unknown at this time. Significant time could be required to resolve some of these liabilities, including as a result of factors beyond our control, which could impact both the timing and the amount of any final distribution to our shareholders. Also, some liabilities may involve third party disputes. If we have underestimated our existing obligations and liabilities, such as future litigation, or if unanticipated or contingent liabilities arise, the amount of distributions to our shareholders could be less than the amounts we have estimated or the timing could be delayed. For the foregoing reasons, among others, there can be no assurance as to the timing and amount of any final distributions to our shareholders.

We may require additional capital or financing to complete the wind-down of the Company’s business and affairs, dissolution and termination of the Company’s existence under the Plan of Sale and Liquidation, which may reduce the amount available for distribution to shareholders.

The Company has set aside cash for operations during the wind-down of the Company’s business and affairs and sales of our remaining properties. However, there can be no assurance this amount, together with funds from operations of our remaining properties until they are sold, and proceeds from the sales of the Remaining Company Properties will be sufficient for all required purposes. If such funds are insufficient, we may require additional capital to fund our other capital needs, including funds that will be needed to implement the Plan of Sale and Liquidation effectively. For example, we have been and may in the future be required to invest capital to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct these defects or to make these improvements or be able to raise such additional capital, if needed. Reductions in the amounts that we receive when we sell our assets, or our failure to comply with the covenants in the Secured Term Loan, our failure to meet our capital needs with the cash on hand, or other financing that is on favorable terms, could reduce, eliminate or delay the liquidating distributions we make to our shareholders, or otherwise adversely affect our financial condition.

If our transaction costs, liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making a final liquidating distributions, if any, to our shareholders, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. The Board may also decide to establish a reserve fund to pay these contingent claims or incur additional expenses to acquire one or more insurance policies covering unknown or contingent claims against us, or both. The total amounts of the transaction costs relating to the liquidation are not yet final, so we have used estimates of these costs, as applicable. To the extent that we have underestimated these costs in calculating our estimated range of remaining liquidating distributions or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions, if any, to our shareholders may be delayed or reduced.

Shareholders may be liable to our creditors, up to the amounts received from us pursuant to the Plan of Sale and Liquidation if our reserve fund or the assets transferred to a liquidating entity are inadequate.

We intend to dispose of our assets, discharge, pay or set aside reserves for our liabilities, including contingent liabilities, and distribute to our shareholders any remaining assets pursuant to the Plan of Sale and Liquidation as soon as practicable. In the event that it should not be feasible, in the opinion of the Board, for the Company to pay, or adequately provide for, all of our debts and liabilities, or if the Board shall determine it is advisable, the Board may establish a liquidating entity to which the Company could distribute in kind its unsold assets.

Any reserve fund or assets transferred to a liquidating entity established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating entity for payment of our contingent expenses and liabilities, each shareholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any shareholder would be limited to the amount of such liquidating distributions previously received by such shareholder from us or the liquidating entity. Accordingly, in such event, a shareholder could be required to return all such distributions received from the Company or the liquidating entity. If a shareholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. If we decide to establish a reserve fund or transfer assets to a liquidating entity to provide for any unknown or outstanding liabilities and expenses, it may delay or reduce distributions our shareholders would otherwise receive.

The Company will likely continue to incur the expenses of complying with public company reporting requirements during the wind-down process.

We intend to, and may be required to, continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. To the extent such compliance is required, in order to curtail expenses, we may seek relief from the SEC from certain of the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file annual reports on Form 10-K and current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that might be required by the SEC. Although the financial statements contained in such reports will be prepared in accordance with GAAP and will be reviewed by our independent registered public accounting firm, it is not contemplated that the financial statements will be audited by independent registered public accountants. We anticipate that, if such relief is granted, we would not prepare or distribute quarterly financial statements.

We anticipate that our common shares will be delisted from the NYSE at a future date to be determined by the Board.

In connection with the Plan of Sale and Liquidation, at a future date as the Board determines, we anticipate that we will voluntarily delist our common shares from the NYSE, subject to the rules of the NYSE and our declaration of trust, in order to reduce our operating expenses and maximize our liquidating distributions. In addition, the NYSE may commence delisting proceedings against us if (i) the average closing price of our common shares over a 30-day consecutive trading period falls below $1.00 per common share, (ii) our average market capitalization over a 30-day consecutive trading period falls below $15 million or (iii) we lose our REIT qualification. If our common shares are delisted, you may have difficulty trading your common shares on the secondary market. In addition, if the Board determines, in its sole discretion, to transfer our remaining assets and liabilities to a liquidating entity, our liquidating entity will likely provide for a prohibition on the transfer of trust interests, subject to certain limited exceptions.

As a result of the Plan of Sale and Liquidation, certain institutional shareholders may be required to sell their common shares if the common shares fail to meet the requirements to be on certain indexes.

Since we have approved the Plan of Sale and Liquidation, the governing documents of certain of our institutional investors may prohibit them from holding our common shares and they may be forced to divest their ownership for our common shares. If our common shares are dropped from certain indexes, as they were from the Russell 2000 or the SmallCap 600 in January 2026, investors who invest in stocks included on such indexes may be forced to divest their ownership for our common shares. If either or both of these were to be the case, it would create downward pressure on the trading price of our common shares. If this were to occur, shareholders who sell common shares prior to our completion of the liquidation may receive less than shareholders who receive all liquidating distributions ultimately made.

The Portfolio Sale Transaction and the Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, may lead to shareholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as the Portfolio Sale Transaction and Plan of Sale and Liquidation, and the actions and transactions contemplated thereby, sometimes lead to securities class action lawsuits being filed against the company taking such actions, which can delay or prevent altogether the completion of such actions. We may become involved in this type of litigation as a result of the shareholder votes on the Portfolio Sale Transaction and/or the Plan of Sale and Liquidation. In October 2025, two purported holders of the Company’s common shares filed substantially similar complaints against the Company and its members of the Board in the Supreme Court of the State of New York, County of New York,

alleging that the proxy statement negligently misrepresented or omitted material information in violation of New York common law and seeking, among other things, to enjoin or rescind the Portfolio Sale Transaction and the Plan of Sale and Liquidation, an award of damages if the Portfolio Sale Transaction and the Plan of Sale and Liquidation were consummated and an award of expenses and attorneys’ fees. With respect to any lawsuits filed against us, the litigation costs may be expensive, and, even if we ultimately prevail, the process will divert our attention from the wind-down of the Company’s business and affairs and termination of the Company’s existence. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated and if any plaintiffs are successful in obtaining an injunction, it may prohibit us from conducting the wind-down and termination of the Company’s existence under the Plan of Sale and Liquidation. If applicable, any such damages may be significant, may have a material adverse effect on our financial condition and may reduce, eliminate or delay the amounts available for distribution to our shareholders.

Risks Related to our Business and Operations

Our operating performance and value are subject to risks associated with our apartment communities and with the real estate industry, which could adversely affect the value at which we are able to sell our apartment communities.

Any of the following factors, among others, may adversely affect the operating performance of our remaining properties prior to their sale and therefore the value at which we are able to sell them and could reduce the amounts ultimately available for distribution to our shareholders:

•a decrease in demand for rental properties over home ownership resulting from, among other reasons, resident preferences, decreases in housing prices and mortgage interest rates, government programs to promote home ownership or subsidize rental housing, employment growth and household formation;
•our ability to provide high quality housing and consistent operation of our communities;
•competition with other housing alternatives, including owner occupied single and residential apartment homes;
•declines in the financial condition of our residents and their ability to pay rent;
•economic and market conditions, including significant job losses in the regions in which we operate, migration to areas outside of the major metropolitan areas where our properties are located, changes in immigration policy and enforcement, new construction, excess inventory of residential and owned housing/condominiums, and increasing portions of owned housing/condominium stock being converted to rental use;
•the effects of government regulation in the real estate industry;
•our ability to retain qualified personnel with knowledge of the market;
•political conditions, civil disturbances, earthquakes and other natural disasters, actual or threatened acts of violence, including terrorist acts or acts of war and actual or anticipated geopolitical instability;
•the concentration of almost all of our assets in the multifamily asset class;
•macroeconomic trends, including inflation, high interest rates and a decline in the market values of real estate in the regions in which we operate;
•our dependence upon the economic and regulatory climate of the Washington, DC metro region and to a lesser extent the Atlanta metro region, including the impact of zoning, taxes, unemployment and job growth;
•short-term leases expose us to the effects of declining market rents sooner than long-term leases;
•expenses, including any payments required under the Secured Term Loan, may increase or remain constant even if our revenues decrease;
•risks related to our commercial operations, including difficulties in reletting the commercial space and in achieving desired rental rates and the risk of tenant bankruptcies;
•rent control, rent stabilization legislation and other regulatory restrictions may impact the manner in which we make rent decisions, including restrictions on the use of algorithmic devices or systems, our ability to increase rents and pass through new or increased operating costs to our residents and to evict residents;
•corporate social responsibility, including those risks related to negative responses to our ESG efforts, may constrain our business operations, impose additional costs and expose us to new risks;
•changes in U.S. federal administration and trade policy, including tariffs;
•climate change and regulation regarding climate change in the regions in which we operate;
•the fact that some potential losses are not covered by insurance;
•compliance with and liabilities arising under certain federal, state and local laws and regulations, including environmental and ADA, state and local fair housing, rent control and fire and life safety laws, regulations and requirements;
•litigation risk, including legal proceedings and claims in the ordinary course of business and class actions, inquiries and governmental investigations;
•a pandemic and measures intended to prevent its spread, including the effect on international trade and varying unemployment levels; and
•risks related to the actions of our partners in real estate joint ventures and other investments.

Litigation risk could affect our business and the amount of our liquidating distributions.

We are involved and may continue to be involved in legal proceedings and claims in the ordinary course of business and may also be involved in class actions, inquiries and governmental investigations. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, antitrust, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues. In addition, other multifamily apartment owners could become involved in legal proceedings, the outcome of which could affect their business as well as the way we conduct our business. For example, one of our vendors, RealPage, has been involved in lawsuits alleging that RealPage and others conspired to artificially inflate the prices of multifamily residential real estate above competitive levels. Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results of such legal proceedings cannot be predicted with certainty, and resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our ability to pay our liquidating distributions.

We face cybersecurity risks which have the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships, and we can provide no assurance that the steps we and our service providers take in response to these risks will be effective.

We are dependent on our information technology networks and systems, as well as those of third parties, to access, process, transmit and store proprietary and confidential information, including personal information of residents, employees, and vendors. We face cybersecurity threats, including system, network or internet failures, cyber-attacks, ransomware and other malware, social engineering, phishing schemes and workforce member error, negligence, or fraud. The risk of a cyber-attack, including by hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks around the world have increased. We have made and may continue to make public statements regarding our intentions to liquidate and sell our remaining properties, which may increase the risk that we are targeted in a cyber-attack by a malicious third party, and operations linked to any such sales or related efforts might increase the chances or magnitude of a cybersecurity incident. Any such cybersecurity incident, including those impacting personal information, may result in disruption of our operations, material harm to our financial condition, cash flows and our ability to sell our remaining properties, reduce the amount or delay the timing of distributions, misappropriation of assets, compromise or corruption of confidential information (including personal information) collected in the course of conducting our business, liability for impacted information or assets, increased cybersecurity protection and insurance costs, regulatory scrutiny or enforcement, litigation and damage to our stakeholder relationships. A cybersecurity incident could also interfere with our ability to comply with financial reporting requirements. In addition, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation or otherwise harm the Company.

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

Although we and our third-party service providers make efforts to maintain the security and integrity of our information, including the implementation of security measures on our remaining properties, required employee awareness training and the existence of a disaster recovery plan, we can provide no assurance that our data security measures will be able to detect or prevent all cybersecurity incidents. These risks require significant resources from us to analyze and mitigate, and there is no assurance that our efforts will be effective. Further, adoption of artificial intelligence (“AI”) tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us, and such threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Additionally, as a result of the internalization of community management services for our properties, which was completed in 2023, we collect and retain greater amounts of personal information, both from employees and current and potential residents, which increases the risks and potential effects of such a cybersecurity incident.

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

The market price and trading volume of our common shares may be volatile and may decline regardless of our operating performance, and shareholders may lose all or part of their investment.

Our share price and trading volume have experienced significant volatility in the past, particularly following the payment of the initial special liquidating distribution, which was paid on January 7, 2026 to shareholders of record at the close of business on December 22, 2025, and may continue to do so in the future. A variety of factors may cause significant price and volume variations, including the factors discussed in this “Risk Factors” section of this Annual Report on Form 10-K. Additionally, broader fluctuations in equity markets or loss of investor confidence in a particular sector or geographic area could also affect the market for our securities, regardless of our actual operating performance. As a result of these fluctuations, investors in our shares may experience a decrease in the value of their shares. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Risks Related to Financing

High interest rates would increase our interest costs.

We have incurred indebtedness that bears interest at a variable rate. As a result, high interest rates will increase our interest expense, which could adversely affect our cash flow and our ability to service debt. As a protection against high interest rates, we are required under the Secured Term Loan to enter, and have entered, into agreements such as interest rate caps. These agreements, however, increase our risks, including other parties to the agreements not performing or that the agreements may be unenforceable. Also, if prevailing interest rates or other factors, such as the reluctance of lenders to make commercial real estate loans or the loss of the benefits of hedging arrangements, result in higher interest rates on our indebtedness, the increased interest expenses would adversely affect our cash flow, financial condition, results of operation and amount of liquidating distributions.

Delay in sales of our remaining properties will increase our expenses and funding costs.

Under the terms of the Secured Term Loan, the net proceeds from the sales of our remaining properties are to be applied to repay the amounts that remain outstanding on the Secured Term Loan. In the event the Secured Term Loan is not prepaid in part or in full by certain dates, certain mandatory prepayment events arise and the increased interest rates and fees will apply. Any delay in the sales of our remaining properties may prohibit us from complying with the terms of the Secured Term Loan, including repayment provisions, and will increase the costs of such indebtedness, which could adversely affect our ability to service debt, our cash flow, financial conditions, results of operation and amount of liquidating distributions.

We face risks associated with the use of debt, including refinancing risk.

In the past, the commercial real estate debt markets have experienced significant volatility due to a number of factors, including the tightening of underwriting standards by lenders and credit rating agencies and the diminished market sentiment and prices with respect to certain asset classes. These conditions, which increase the cost and reduce availability of debt, may worsen in the future. Circumstances could again arise in which we may not be able to obtain debt financing in the future on favorable terms, or at all. Similarly, global equity markets have experienced significant price volatility and liquidity disruptions in recent years, and similar circumstances could significantly and negatively impact liquidity in the financial market in the future. Any disruption could negatively impact our ability to access additional financing at reasonable terms or at all. If we are unable to complete the sales of all of our remaining properties in a timely manner, we are likely to need to refinance a significant portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the Secured Term Loan. The materialization of any of the foregoing risks would adversely affect our financial condition and results of operations.

Covenants in our debt agreements could adversely affect our financial condition.

The Secured Term Loan contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, encumber properties, transfer properties and other customary restrictions and covenants. Failure to comply with any of the covenants under the Secured Term Loan could permit the lender to declare a default and, since the debt is secured, take possession of the property securing the defaulted loan, which would have a material adverse effect on our business, operations, financial condition and liquidity, including the ability to complete the Plan of Sale and Liquidation.

Risks Related to Our Organizational Structure

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

Risks Related to Taxes and our Status as a REIT

We may fail to continue to qualify as a REIT, which would reduce the amount of any potential distributions.

So long as we qualify as a REIT and distribute all of our REIT taxable income each year, we generally will not be subject to federal income tax. While the Board does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets and our termination by voluntary dissolution, pursuant to the Plan of Sale and Liquidation, the Board may take actions that would result in such a loss of REIT status. To qualify as a REIT, we must satisfy various ongoing requirements relating to the nature of our gross assets and income, the timing and amount of distributions and the composition of our shareholders. There can be no assurance that we will be able to maintain our REIT qualification. We may encounter difficulties satisfying these requirements as part of the liquidation process. If we lose our REIT status and take no action to convert into a liquidating entity, we would be taxable as a corporation for federal income tax purposes and would be liable for federal income taxes, including any applicable alternative minimum tax, at the corporate rate with respect to our entire income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years, and we would not be entitled to a tax deduction for distributions that we make. We would also be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our shareholders.

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

Distributing interests in a liquidating trust (or other liquidating entity) may cause you to recognize gain prior to the receipt of cash.

The REIT provisions of the Code generally require that each year we distribute as dividends to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains). Our liquidating distributions generally will not qualify as deductible dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of the Plan of Sale and Liquidation. Conditions may arise which cause us not to be able to liquidate within such 24-month period or otherwise maintain our REIT status. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect, for tax purposes, to transfer our remaining assets and liabilities to a liquidating trust or convert the Company to a liquidating entity that is a limited liability company, partnership or a trust. In addition, the Board may cause the Company to transfer its remaining assets and liabilities to a liquidating trust or to convert the Company to another form of liquidating entity if the Board determines, in its discretion, that it is advantageous or appropriate to do so. Such a transfer or conversion would be treated as a distribution of our remaining assets to our shareholders, together with a contribution of the assets to the liquidating trust or other liquidating entity. As a result, you would recognize gain to the extent that your share of the cash and the net fair market value of any assets (less liabilities assumed) received or initially held by the liquidating trust or other liquidating entity was greater than your basis in your Company common shares, regardless of whether you contemporaneously receive a distribution of cash with which to satisfy any resulting tax liability, and the Company may have withholding tax obligations with respect to foreign shareholders. In addition, it is possible that the fair market value of the assets received or initially held by the liquidating trust or other liquidating entity, as estimated for purposes of determining the extent of your gain at the time at which interests in the liquidating trust or other liquidating entity are distributed to the shareholders, will exceed the cash or fair market value of property received by the liquidating trust or other liquidating entity on a later sale of the assets. In this case, you could recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, the deductibility of which may be limited under the Code. The distribution to shareholders of interests in a liquidating trust or the conversion of the Company to a liquidating entity may also cause ongoing adverse tax consequences (particularly to tax-exempt and foreign shareholders, which may be required to file U.S. tax returns with respect to their share of income generated by the liquidating trust or other liquidating entity).

Because liquidating distributions will be made in multiple tax years, if we were to abandon the Plan of Sale and Liquidation in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of your taxation with respect to liquidating distributions made to you in the prior tax year could change, which may subject you to tax liability (which tax liability could be at ordinary income rates, subject to the Code section 199A deduction, if available, rather than capital gains rates) in the prior tax year that you would not otherwise have been subject to and we could lose our REIT status as of the beginning of such prior tax year.

The U.S. federal income tax consequences of abandoning a plan of liquidation are not entirely clear once we have begun making liquidating distributions, in particular because liquidating distributions could be made in multiple tax years during the 24 months we have for U.S. federal income tax purposes to complete our liquidation after the Plan of Sale and Liquidation has been adopted by our shareholders. In general, distributions to you under the Plan of Sale and Liquidation, including your pro rata share of the fair market value of any assets that are transferred to a liquidating trust or other liquidating entity, should not be taxable to you for U.S. federal income tax purposes until the aggregate amount of liquidating distributions to you exceeds your adjusted tax basis in your common shares, and then should be taxable to you as capital gain (assuming you hold your shares as a capital asset). However, if we abandon the Plan of Sale and Liquidation, the U.S. federal income tax treatment of any liquidating distributions already made pursuant to the Plan of Sale and Liquidation would change because they would no longer be treated as having been made as part of our complete liquidation. Instead, any such distributions would be treated as either a distribution made with respect to the shares you hold, subject to the normal rules of U.S. federal income tax the distributions you currently receive are subject to, or as payment to you for the sale or exchange of your shares in partial redemption of them.

Whether sale or distribution treatment would apply to you depends on your particular circumstances and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would be at least partially taxable to you. Accordingly, if we made liquidating distributions in the tax year we adopted the Plan of Sale and Liquidation which did not exceed your tax basis in your shares (and therefore were not taxable to you), and we abandoned the Plan of Sale and Liquidation in the subsequent tax year, you may now have a tax liability with respect to the distributions made to you in the prior tax year, and, if they are treated as distributions rather than a sale or exchange, whether you are taxed at ordinary (subject to the Code section 199A deduction, if available), or capital gains rates, may depend on whether we had declared any portion of such distributions as capital gain dividends.

In addition, liquidating distributions we make pursuant to the Plan of Sale and Liquidation qualify for the dividends paid deduction (which helps us ensure we meet our annual distribution requirement during our liquidation process), provided that they are made within 24 months of the adoption of such plan (within the meaning of the Code (which was effective upon approval by the shareholders of the Plan of Sale and Liquidation)); however, if such distributions were no longer made pursuant to our complete liquidation within 24 months of such adoption of our Plan of Sale and Liquidation whether any part of such distributions qualify for the dividends paid deduction will depend on different criteria. If we made some liquidating distributions in one tax year and we abandoned the Plan of Sale and Liquidation in a subsequent tax year, it is possible that we may not have made sufficient distributions in that first tax year to satisfy our annual distribution requirement for that tax year which, if we are unable to cure such failure, could result in the loss of our REIT status effective as of the beginning of that first tax year.

Partnership tax audit rules could have a material adverse effect on us.

Under current federal partnership tax audit rules, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and a partner’s allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. With respect to any partnership in which we currently invest (or in recent years had invested, but no longer invest), unless such partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that such partnership would be required to pay additional taxes, interest, and penalties as a result of an audit adjustment. We could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate‑level taxes had we owned the assets of the partnership directly.

There is a risk of changes in the tax laws which may adversely affect our taxation as a REIT and taxation of our shareholders.

The Internal Revenue Service, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. In addition, according to publicly released statements, a top legislative priority of the current Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Further, from time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or taxation of our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

We seek to ensure the safeguarding of data entrusted to us as we complete our Plan of Sale and Liquidation. Our cybersecurity strategy combines prevention with resiliency to help enhance our organization’s cyber posture. In addition to monitoring the cyber threat landscape and managing our protection methodology, we focus on identification of, response to, and recovery from a cyber-attack. Our program employs the strengths of people, processes, and technology to protect resident, employee, and organization data.

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

The IT team reviews risks, threats, and trends related to cybersecurity and formally discusses the Company's cybersecurity strategy periodically. To manage cyber risks we identify through our overall risk management process, we take various actions, including the following:

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

These actions help us identify opportunities for improvement in our incident preparedness and response processes, as we continue to manage cyber risk through the Plan of Sale and Liquidation.

In the event of a cybersecurity incident, we maintain a regularly tested cybersecurity incident response program (“CIRP”). Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program enhancements. While the personnel assigned to an incident response team may depend on the particular facts and circumstances, the team is generally led by a member of the IT team and will include other information technology and legal personnel. The incident response team regularly reports to senior management, in the event of a potentially notable incident. A member of the incident response team also reports periodically to the Company’s Board regarding cybersecurity incidents impacting us.

We use third parties for various services such as property management, enterprise resource planning software and cloud computing. We mitigate potential risks from third parties by assessing cybersecurity practices of new providers, reviewing and monitoring the cybersecurity practices of our major service providers, conducting periodic reviews of the cybersecurity strategy and posture of our other significant providers, and including security terms in our contracts where applicable. We also consider cybersecurity incidents at our third-party providers in our business continuity and disaster recovery planning.

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

Our Senior Director, IT Operations is responsible for the oversight of our cybersecurity programs and has played a key role in the development, enhancement, and oversight of cybersecurity programs in his various roles at the Company for over a decade.

The Board is responsible for review and oversight of Elme’s cybersecurity risks and the programs and steps implemented by management to assess, manage and mitigate such risks. In the event of a cybersecurity incident, the Board is informed and updated by the incident response team as appropriate. Executive management provides regular updates during board meetings to help ensure that our trustees are informed about the evolving threat landscape and our risk management strategies. The Board receives a cyber update on an annual basis. The Board receives communications via email from management on topics of interest throughout the year.

Risks, Threats, and Material Incidents

As of December 31, 2025, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, during any of the prior three fiscal years. However, we and our third-party providers have been the target of cybersecurity threats and expect them to continue. Notwithstanding the extensive approach we take to address cybersecurity, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A. “Risk Factors” for further discussion of cybersecurity risks.

ITEM 2: PROPERTIES

The schedule on the following pages lists our real estate investment portfolio as of December 31, 2025, which consisted of nine residential communities, one office building and land held for development. Cost information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Schedule of Properties(1)

Properties	Location	Year Acquired	Year Constructed/Renovated	# of Homes	Average Occupancy, year ended December 31, 2025	Ending Occupancy, as of December 31, 2025
Residential Communities
Riverside Apartments (2)	Alexandria, VA	2016	1971	1,222	95.2%	94.1%
3801 Connecticut Avenue	Washington, DC	1963	1951	307	93.8%	90.2%
Kenmore Apartments	Washington, DC	2008	1948	371	92.1%	87.6%
Elme Bethesda	Bethesda, MD	1997	1986	193	95.9%	94.8%
Elme Watkins Mill	Gaithersburg, MD	2019	1975	210	95.6%	96.2%
Elme Germantown	Germantown, MD	2019	1990	218	96.0%	91.3%
Elme Conyers	Conyers, GA	2021	1999	240	90.0%	85.8%
Elme Marietta	Marietta, GA	2022	1975	420	89.0%	90.5%
Elme Sandy Springs	Sandy Springs, GA	2022	1972	389	89.4%	91.0%

Subtotal Residential Communities				3,570	93.2%	91.8%

Property	Location	Year Acquired	Year Constructed/Renovated	Net Rentable Square Feet	Percent Leased, as of December 31, 2025 (3)	Ending Occupancy, as of December 31, 2025 (3)
Office Building
Watergate 600	Washington, DC	2017	1972/1997	300,000	81.6%	81.6%
______________________________
(1)    See Note 7 for a discussion of the Secured Term Loan.
(2)    Includes an undeveloped land parcel held for development adjacent to the Riverside Apartments.
(3)    Percent leased and ending occupancy calculations are based on square feet and includes temporary lease agreements for Watergate 600. Percent leased is the percentage of net rentable area for which fully executed leases exist and may include signed leases for space not yet occupied by the tenant.

As of December 31, 2025, pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on the Company’s ten remaining properties. Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, which comprise approximately 800 residential apartment homes – for gross proceeds of approximately $112.75 million, a portion of which was used to partially repay the Secured Term Loan, and those properties were released from the mortgages securing the Secured Term Loan.

ITEM 3: LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance.

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Shareholder Information: Our shares trade on the New York Stock Exchange under the symbol ELME. As of February 24, 2026, there were 2,219 shareholders of record.

Regular Distributions: On each of January 6, 2025, April 3, 2025, July 3, 2025 and October 3, 2025, the Company paid quarterly dividends of $0.18 per share to shareholders of record on December 19, 2024, March 19, 2025, June 17, 2025 and September 17, 2025, respectively. Since the Plan of Sale and Liquidation has been approved, the Company does not intend to declare and pay future regular quarterly dividends but, when appropriate and in the Board’s discretion, does intend to declare a liquidating distribution, subject to the creation of necessary reserves for, and payment or other satisfaction of, the Company’s expenses and other liabilities and obligations.

Initial Liquidating Distribution: In accordance with the Plan of Sale and Liquidation, following completion of the Portfolio Sale Transaction in November 2025, the Board approved a special liquidating distribution of $14.67 per share to its shareholders of record as of the close of business on December 22, 2025. On January 7, 2026, we paid this special liquidating distribution to such shareholders in the aggregate amount of $1.3 billion.

Issuer Repurchases; Unregistered Sales of Securities: A summary of our repurchases of our common shares of beneficial interest for the three months ended December 31, 2025 was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1 - October 31, 2025	—	$—	—	$50,000,000
November 1 - November 30, 2025	548,636	16.61	—	—
December 1 - December 31, 2025	—	—	—	—
Total	548,636	$16.61	—
______________________________
(1)    Represents restricted shares surrendered by employees to Elme Communities to satisfy such employees' applicable statutory minimum tax withholding obligations in connection with the vesting of restricted shares. See Note 12 for additional information on the vesting of restricted shares in connection with the closing of the Portfolio Sale Transaction.
(2)    On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program expired on October 25, 2025. No shares were repurchased under this program in 2025.

Performance Graph:

The following line graph sets forth, for the period from December 31, 2020, through December 31, 2025, a comparison of the percentage change in the cumulative total shareholder return on our common shares compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the MSCI US REIT Index. The graph assumes that $100 was invested on December 31, 2020, in shares of our common shares and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

Prior to adoption of the Plan of Sale and Liquidation, for purposes of evaluating comparative operating performance, we categorized our properties as “same-store” or “non-same-store.” Same-store portfolio properties included properties that were owned for the entirety of the years being compared and excluded properties under redevelopment or development and properties acquired, sold or classified as held for sale during the years being compared. Following our adoption of a liquidation basis of accounting, our properties are no longer categorized in this manner and therefore we have not provided operating metrics on a same-store/non same-store basis.

Overview

On February 13, 2025, the Company announced that its Board had initiated a formal review to evaluate strategic alternatives. On August 4, 2025, the Company announced that its Board had completed its review, that Elme had entered into a Purchase and Sale Agreement, dated as of August 1, 2025, for the Portfolio Sale Transaction, and that the Board had also approved the Plan of Sale and Liquidation, which contemplates the sale or disposition of all the Company’s assets, the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution. The Plan of Sale and Liquidation includes a plan of liquidation that provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

On October 30, 2025, our shareholders approved the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and on November 12, 2025, Elme completed the Portfolio Sale Transaction. Also on November 12, 2025, certain indirect subsidiaries of the Company, as Borrowers, and Goldman Sachs Bank USA, as Lender, entered into the Loan Agreement pursuant to which the Lender has made the Secured Term Loan of $520.0 million to the Borrowers. Pursuant to the Loan Agreement, as of on November 12, 2025, the Secured Term Loan was secured by first priority mortgages and security interests on the ten Remaining Company Properties (which are directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, Kenmore Apartments, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600. In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers. Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, for gross proceeds of approximately $112.75 million, a portion of which was used to partially repay the Secured Term Loan, and those properties were released from the mortgages securing the Secured Term Loan.

Given the Plan of Sale and Liquidation, our efforts are focused on selling the remaining properties, winding down the Company’s affairs and, when appropriate and in the Board’s discretion, distributing the net proceeds to our shareholders subject to the creation of necessary reserves for, and payment or other satisfaction of, the Company’s expenses and other liabilities and obligations.

Elme is aiming to complete the sales of the Remaining Company Properties by mid-year 2026. Because the sales of our remaining properties are subject to, among other things, completion of the marketing and sale process and the negotiation of terms and completion of the sales, as applicable, the exact timing of completing the remaining property sales cannot be determined at this time and the Company cannot predict how long it will take to sell all of its remaining properties.

If we have not sold all of our remaining properties and paid all of our liabilities within 24 months after shareholder approval of the Plan of Sale and Liquidation, which was received on October 30, 2025, or if the Board otherwise determines that it is advantageous to do so earlier, we may transfer our remaining assets and liabilities to a liquidating trust and distribute interests in the liquidating trust to our shareholders or otherwise convert Elme to a liquidating limited liability company, partnership, or trust. We cannot predict the exact amount to be distributed or the timing of the completion of the liquidation and termination of the Elme’s existence.

As of December 31, 2025, our portfolio consisted of the following assets, seven of which are located in the Washington, DC metro region and three of which are located in the Atlanta metro region.

Properties	Location
Residential Communities
Riverside Apartments (1)	Alexandria, VA
3801 Connecticut Avenue	Washington, DC
Kenmore Apartments	Washington, DC
Elme Bethesda	Bethesda, MD
Elme Watkins Mill	Gaithersburg, MD
Elme Germantown	Germantown, MD
Elme Conyers	Conyers, GA
Elme Marietta (2)	Marietta, GA
Elme Sandy Springs (2)	Sandy Springs, GA
Office Building
Watergate 600	Washington, DC
(1)Includes an undeveloped land parcel held for development adjacent to the Riverside Apartments.
(2)Sold subsequent to year end.

Washington, DC metro region (6 apartment communities)

Per research by CBRE, a global leader in commercial real estate services and investment, macroeconomic conditions in the Washington, DC metro region, where the majority of our remaining assets are located, will continue to be impacted in 2026, with federal government employment expected to decrease by 6,000 jobs, following a decrease of over 22,000 jobs in 2025. For our remaining multifamily assets in the in the Washington, DC metro region, we experienced lower occupancy and lower new lease rates caused by a reduction in demand during the fourth quarter of 2025. We believe this market softness is primarily due to the effects of the federal government shutdown during the fourth quarter of 2025, together with federal government and other workforce reductions in the region. While we anticipate the softness in the Washington, DC metro region area to continue during the first half of 2026, we expect seasonal improvement in leasing fundamentals during the spring and summer season.

Initial Liquidating Distribution

In accordance with the Plan of Sale and Liquidation, the Board approved a special liquidating distribution of $14.67 per share to its shareholders of record as of the close of business on December 22, 2025. The special liquidating distribution was paid on January 7, 2026.

Investment Activity

On November 12, 2025, we sold a portfolio of 19 multifamily communities for $1.6 billion. The communities included in the portfolio are as follows:

Cascade at Landmark	The Wellington	Elme Manassas
Clayborne	Trove	The Ashby at McLean
Elme Alexandria	Roosevelt Towers	Yale West
Bennett Park	Elme Dulles	Elme Druid Hills
Park Adams	Elme Herndon	Elme Cumberland
The Maxwell	Elme Leesburg	Elme Eagles Landing
The Paramount

Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, which comprise approximately 800 residential apartment homes – for gross proceeds of approximately $112.75 million, a portion of which was used to partially repay the Secured Term Loan, and those properties were released from the mortgages securing the Secured Term Loan. As of February 27, 2026, we have also entered into purchase and sale agreements, which are no longer subject to ongoing inspection periods, pursuant to which we expect to sell three of the Remaining Company Properties: Elme Watkins Mill, Elme Conyers and Watergate 600, to various buyers for aggregate gross proceeds of approximately $128.78 million, which are expected to close in the first or second quarter of 2026, subject to satisfaction of customary closing conditions, including, in the case of Elme Watkins Mill, regulatory requirements related to the sale of multifamily properties in Montgomery County, Maryland. The marketing and sale process with respect to the other five Remaining Company Properties remains ongoing. In January 2026, we began a formal marketing process for Riverside Apartments and continued the marketing and sale process with respect to Kenmore, 3801 Connecticut, Elme Bethesda and Elme Germantown. The Company currently expects to finalize the sale of Elme Germantown in the second quarter of 2026 and the sale of Elme Bethesda by mid-year 2026. The Company also expects to continue the marketing process for the DC and Virginia properties with a goal to have these three properties under contract by mid-May. The Company continues to target completion of the sales of all Remaining Company Properties by mid-year 2026.

Financing Activity

On November 12, 2025, in connection with the closing of the Portfolio Sale Transaction, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated, each of (i) the Third Amended and Restated Credit Agreement, dated July 10, 2024, by and among the Company, as borrower, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent, (ii) the Term Loan Agreement, dated January 10, 2023, with Truist Bank, as administrative agent, and the lenders party thereto, as amended, and (iii) the Note Purchase Agreement, dated September 29, 2020, by and among the Company and other parties named therein as purchasers. The Company did not incur any material early termination penalties as a result of such terminations.

On November 12, 2025, in connection with the Portfolio Sale Transaction, the Company provided notice to the holders of its 7.25% senior notes due 2028 (the “Senior Notes”) of its intention to redeem on December 12, 2025 all of the outstanding $50 million aggregate principal amount of Senior Notes at the applicable redemption price and on the terms set forth in the indenture, dated as of August 1, 1996 (as amended or supplemented as of the date hereof, the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as trustee. In connection with the redemption of the Senior Notes, on November 12, 2025, the Company caused funds sufficient to pay and discharge the entire indebtedness on the Senior Notes and all other sums payable by the Company under the Indenture to be irrevocably deposited with the trustee and, accordingly, the Indenture with respect to the Senior Notes was satisfied and discharged, except with respect to those obligations under the Indenture that expressly survive satisfaction and discharge. The Senior Notes were redeemed on December 12, 2025.

On November 12, 2025, the Borrowers and Lender entered into the Loan Agreement pursuant to which the Lender has made the Secured Term Loan to the Borrowers as described above. The Company has provided a customary non-recourse carveout guaranty. The Loan Agreement contains certain affirmative and negative covenants with which Borrowers must comply, including maintenance of insurance, single-purpose bankruptcy, remote entity requirements, reporting requirements and restrictions on property and equity transfers and the granting of liens. Customary events of default are included in the Loan Agreement, including nonpayment of principal and other amounts when due, nonperformance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control, the occurrence of which give Lender the right to accelerate repayment of the Secured Term Loan.

The Secured Term Loan matures on November 9, 2026, subject to a one-year Borrowers’ extension option, which is subject to satisfaction of certain specified conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal amount of the Secured Term Loan and the requirement that no more than $312 million of the Secured Term Loan may be outstanding on the first day of the extended term. The Secured Term Loan bears interest at a per annum rate equal to the one-month term SOFR (subject to a term SOFR floor of 3.00%) plus the spread. The spread is 2.25%, and will increase in June 2026 to 2.75% and further increase to 4.00% in June 2027 (if extended). The Company has purchased an interest rate cap that effectively caps term SOFR at 5.00% per annum. On February 9, 2026, a duration fee equal to 0.20% of the then outstanding principal amount of the Secured Term Loan was paid to the Lender.

The Secured Term Loan requires that the Company enter into cash management arrangements set forth in the certain cash management agreements pursuant to which the Company maintains a restricted account into which all revenue from the Loan Collateral is deposited during the term of the Secured Term Loan. Amounts on deposit in the restricted account will be transferred: weekly to an account under the sole control of the lender, and provided an event of default is not continuing under the Secured Term Loan, funds deposited in the account controlled by the lender will be applied to pay items such as real estate taxes, insurance premiums, debt service obligations, the lender required reserves for budgeted capital expenditures and operating expenses, with excess funds deposited available to pay general and administrative expenses subject to certain limitations.

Excess cash remaining after the sale of Loan Collateral and the payment of a release price paid to the lender to release the lien of its mortgages shall be deposited with the Lender as additional cash collateral unless certain conditions, including a minimum balance of $10 million in the shortfall account, certain debt yield requirements, and no events of default, are met, in which case such excess cash may be disbursed to the Company for distribution. The cash management agreement contains provisions for the cure of certain of these events.

The Secured Term Loan is intended to be repaid with the net proceeds from one or more sales of the properties securing the Secured Term Loan, and such properties shall be released from the mortgages securing the Term Loan as they are sold, upon satisfaction of certain conditions and payment of a minimum release price applied to the prepayment of the Secured Term Loan. An exit fee equal to 0.50% of the principal amount of the Secured Term Loan repaid is payable with any prepayment or repayment of the Secured Term Loan, including at maturity, provided, that no exit fee is payable (i) if the Secured Term Loan is refinanced by the lender or its affiliates or (ii) if the Secured Term Loan is repaid with the proceeds of an arm’s length sale of one or more of the properties securing the Secured Term Loan.

As of December 31, 2025, the interest rate on the Secured Term Loan is 6.00%, which is based on the one-month term SOFR plus 2.25% applicable margin. As of February 27, 2026, after giving effect to the sales of Elme Sandy Springs and Elme Marietta and corresponding partial paydown of the Secured Term Loan, $415.2 million of the principal under the Secured Term Loan remains outstanding at the current interest rate of 5.91%.

Results of Operations

As of December 31, 2025, we owned approximately 3,570 residential apartment homes in the Washington, DC and Atlanta metro regions compared to 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions as of December 31, 2024. We also owned and operated approximately 300,000 square feet of commercial space in the Washington, DC metro region as of both December 31, 2025 and 2024. Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta. As of February 27, 2026, we owned approximately 2,500 residential apartment homes and approximately 300,000 square feet of commercial space in the Washington, DC metro region and approximately 200 residential apartment homes in the Atlanta metro region.

Our revenues are derived primarily from the ownership and operation of income producing property. While we discuss certain financial metrics below, in light of the approval of the Plan of Sale and Liquidation on October 30, 2025 and the adoption of the liquidation basis of accounting as of November 1, 2025 and sale of 19 assets in the Portfolio Sale Transaction, the results of operations for the current year are not comparable to the prior year. The information provided below compares the ten months ended October 31, 2025 to the year ended December 31, 2024.

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024
Real estate rental revenue	$206,360	$241,935
Real estate operating (loss) income	(122,208)	23,469
Net loss	(154,162)	(13,103)

Real estate operating loss for the ten months ended October 31, 2025 is primarily due to real estate impairment and an increase in general and administrative expenses. During the third quarter of 2025, the Company recognized an aggregate impairment charge of $111.7 million related to several properties not included as part of the Portfolio Sale Transaction. The estimated cash flows for those certain properties were less than their respective carrying values primarily due to a revision of their estimated holding periods. The increase in general and administrative expenses primarily includes accrued severance and professional fees incurred in association with our Plan of Sale and Liquidation and the Portfolio Sale Transaction.

Operating Metrics

Average Occupancy and Ending Occupancy for our nine remaining residential properties for the year ended December 31, 2025 was 93.2% and 91.8%, respectively, compared to 94.0% and 94.4%, respectively, for the same nine properties for the year ended December 31, 2024. Watergate 600 was 81.6% leased and had an ending occupancy of 81.6% for the year ended December 31, 2025, compared to 84.7% and 84.7%, respectively, for the year ended December 31, 2024.

2024 Compared to 2023

For a discussion comparing the Company’s financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to subsection “Results of Operations - 2024 Compared to 2023” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

As described in the “Overview” section, our Board and our shareholders approved the Plan of Sale and Liquidation. In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds to our shareholders, subject to the creation of necessary reserves for, and payment or other satisfaction of, the Company’s expenses and other liabilities and obligations and winding up our operations and dissolving our company. On November 25, 2025, we announced a special liquidating distribution of $14.67 per share which was paid on January 7, 2026 to shareholders of record at the close of business on December 22, 2025. We may pay one or more additional liquidating distribution(s) to our shareholders during the remainder of the liquidation process. We expect to pay the final liquidating distribution after we sell all of our assets, pay or provide for all of our known liabilities and obligations and provide for unknown liabilities and obligations. We expect to complete these activities within 24 months of October 30, 2025, the day we received shareholder approval of the Plan of Sale and Liquidation. A final liquidating distribution to our shareholders may not be paid until all of our liabilities have been satisfied.

Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of the remaining liquidating distributions we pay to our shareholders may be more or less than we estimate and the remaining liquidating distributions may be paid later than we predict. We intend to maintain adequate cash reserves for liquidity, debt repayments and other future capital needs.

We expect our principle demands for funds during the liquidation period are and will be for the payment of operating expenses, principal and interest payments on our Secured Term Loan, general and administrative expenses, including expenses in connection with the Plan of Sale and Liquidation, transaction costs related to asset sales and payments of distributions to shareholders pursuant to the Plan of Sale and Liquidation. We expect to use our cash on hand and net sales proceeds from the sale of our assets as our primary source of liquidity. To the extent available, we also intend to use cash flow generated by our real estate assets; however, asset sales will further reduce cash flow from these sources.

As of December 31, 2025, our cash and cash equivalents were approximately $1.3 billion and we had $17.3 million of restricted cash (funds held by the Lender in lender-controlled reserve accounts under the Secured Term Loan, including reserves for property taxes and insurance premiums, capital expenditures and certain other approved operating expenses and capital items). The cash and cash equivalents included approximately $1.3 billion paid as the special liquidating distribution on January 7, 2026.

Liquidating Distributions

On January 23, 2026, the Company announced that its current estimate of the total amount of remaining liquidating distributions to be funded from the net proceeds of sales of the Remaining Company Properties was estimated to be between $2.35 and $2.80 per share. Based on this updated estimate, the total amount of liquidating distributions (including the initial $14.67 per share liquidating distribution paid in January 2026) was estimated to be between $17.02 and $17.47 per share. The Company’s estimate of the ranges of liquidating distributions were derived from a number of assumptions and estimates, including the estimated range of gross asset sales proceeds for the Remaining Company Properties, many of which are outside the Company’s control and may not prove to be accurate, which could cause actual liquidating distributions, to be less or more than the estimated ranges. For more information regarding the estimates and assumptions, and various risks associated with such estimates and assumptions, see the risk factor titled “We cannot determine at this time the amount or timing of the remaining liquidating distributions, if any, to our shareholders in connection with the Plan of Sale and Liquidation because there are many factors that could affect the amount or timing of any such liquidating distributions, if any, some of which are not within our control”.

Debt Financing

Aside from the Secured Term Loan described in the “Overview” section, the Company does not have any other outstanding debt obligations as of December 31, 2025.

Debt Covenants
As of December 31, 2025, we were in compliance with the covenants related to the Secured Term Loan, including those covenants with respect to maintenance of insurance, single-purpose bankruptcy, remote entity requirements, reporting requirements and restrictions on property and equity transfers and the granting of liens.

Common Equity

We have authorized for issuance 150.0 million common shares, of which approximately 88.6 million shares were outstanding at December 31, 2025.

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350.0 million of Elme Communities’ common shares of beneficial interest, $0.01 par value per share, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts. In connection with entry into the Equity Distribution Agreement, we terminated our prior at-the-market offering program. At the time of such termination, approximately $340.0 million remained unsold under such prior program. No common shares have been issued under the Equity Distribution Agreement, and subsequent to year-end, we terminated the Equity Distribution Agreement.

We have a dividend reinvestment program, whereby shareholders were able to use their dividends and optional cash payments to purchase common shares. The common shares sold under this program were either be common shares issued by us or common shares purchased in the open market. In September 2025, the Company suspended its dividend reinvestment program. During the suspension period, dividend payments are not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program are not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program. We do not intend to restart the dividend reinvestment program.

We did not issue common shares under the dividend reinvestment program during 2025 or 2024. In 2023 we issued approximately 28,000 shares at a weighted average price per share of $17.64 for net proceeds of $0.5 million.

On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program expired on October 25, 2025.

Preferred Equity

Our Board can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for business purposes. As of December 31, 2025, no preferred shares were issued and outstanding.

Contractual Obligations

As of December 31, 2025, we owed $520.0 million on our Secured Term Loan. Subsequent to December 31, 2025, and after giving effect to the sales of Elme Sandy Springs and Elme Marietta and corresponding partial paydown of the Secured Term Loan, $415.2 million of the principal amount remains outstanding under our Secured Term Loan.

We currently lease and occupy office space for our corporate headquarters. The corporate office lease has an expiration date of September 30, 2033 and we would expect to incur approximately $3.2 million in prepayment penalties if we terminate the lease during 2026. We are actively exploring alternatives to reduce the total cost of our corporate headquarters.

We have and will continue to incur severance, retention and benefit obligations in association with our Plan of Sale and Liquidation. We estimate that payments related to such obligations in 2026 will total approximately $17.3 million.

In addition to our Secured Term Loan, office lease and severance obligations, we have various standing or renewable contracts with vendors. The majority of these contracts can be canceled with immaterial or no cancellation penalties, with the exception of our elevator maintenance agreements and our electricity and gas purchase agreements. Contract terms on leases that can be canceled are generally one year or less.

Historical Cash Flows

Cash provided by operating activities was $62.2 million for the ten months ended October 31, 2025.

Cash used in investing activities was $27.0 million for the ten months ended October 31, 2025, primarily due to capital improvement expenditures at our residential communities.

Cash used in financing activities was $35.0 million for the ten months ended October 31, 2025, primarily due to the payment of quarterly dividends partially offset by net borrowings on the Amended and Restated Revolving Credit Facility.

Consolidated cash flows for the two years ended December 31, 2024 are summarized as follows (in thousands):

	2024	2023	2024 vs. 2023
Cash provided by operating activities	$95,243	$84,669	$10,574
Cash used in investing activities	(43,740)	(146,221)	102,481
Cash (used in) provided by financing activities	(51,432)	60,238	(111,670)

Net cash provided by operating activities increased in 2024 as compared to 2023 was primarily due to higher rental revenue from the acquisition of Elme Druid Hills in 2023 and from same-store communities. Net cash used in investing activities decreased in 2024 as compared to 2023 primarily due to the acquisition of Elme Druid Hills during 2023. Net cash used in financing activities increased in 2024 primarily due to executing the $125.0 million 2023 Term Loan during 2023, partially offset by the prepayment of a $100.0 million portion of an existing $250.0 million unsecured term loan during 2023 and higher net borrowings on the Amended and Restated Revolving Credit Facility during 2024.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2025 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(a)changes in the amount and timing of the additional liquidating distributions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations;
(b)the possibility of converting to a liquidating trust or other liquidating entity;
(c)the ability of our Board to terminate the Plan of Sale and Liquidation;
(d)the response of our residents, tenants and business partners to the Plan of Sale and Liquidation;
(e)potential difficulties in employee retention as a result of the on-going Plan of Sale and Liquidation;
(f)the outcome of legal proceedings, including any that may be instituted against Elme, its trustees and others related to Elme’s recently completed 19-property multifamily portfolio, future property sales and the Plan of Sale and Liquidation;
(g)the risk that disruptions caused by or relating to the Plan of Sale and Liquidation will harm Elme’s business, including current plans and operations;
(h)risks relating to the market value of Elme’s common shares;

(i)risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Plan of Sale and Liquidation;
(j)general risks affecting the real estate industry and local real estate markets (including, without limitation, the market value of Elme’s properties and potential illiquidity of Elme’s remaining real estate investments);
(k)whether or not the sale of one or more of Elme’s properties may be considered a prohibited transaction under the Internal Revenue Code of 1986, as amended;
(l)Elme’s ability to maintain its status as a real estate investment trust for U.S. federal income tax purposes;
(m)the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Sale and Liquidation;
(n)the risks associated with ownership of real estate in general and our real estate assets in particular;
(o)general economic and market developments and conditions;
(p)volatility and uncertainty in the financial markets; and
(q)other factors discussed under the caption “Risk Factors.”

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

Non-GAAP Measures

Due to the adoption of the Plan of Sale and Liquidation, we are no longer reporting NAREIT Funds From Operations, Net Operating Income or other non-GAAP measures, as we no longer consider these to be key performance measures.

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

Liquidation Basis

Income Producing Property

As of November 1, 2025, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we expect to receive through the disposal of our assets as we carry out the Plan of Sale and Liquidation. We estimated the liquidation value of our real estate investments generally based on either contractual purchase prices or offers received on the properties or, if no contracts or offers had been received yet, on management’s estimate of a property’s liquidation value, taking into account information obtained during the marketing and sale process for the properties, including with respect to levels of interest and valuation levels received. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to November 1, 2025, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.

Accrued Liquidation Costs

We accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These costs include transaction costs, debt service costs, debt repayment amounts, capital expenditures for repair and maintenance, costs to run the Company until completion of the wind-down, including retention and severance costs, other compensation-related expenses, known financial obligations, other general and administrative costs, estimate REIT compliance costs and, other dissolution costs, including legal costs, final audit/tax costs, insurance, and transfer agent related costs.

Going Concern Basis

Real Estate Impairment

We recognize impairment losses on long-lived assets used in operations or land held for future development, if indicators of impairment are present and the net undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Estimates of undiscounted cash flows are based on forward-looking assumptions, including annual and residual cash flows and our estimated holding period for each property. Such assumptions involve a high degree of judgment and could be affected by future economic and market conditions. When determining if a property has indicators of impairment, we evaluate the property's occupancy, our expected holding period for the property, strategic decisions regarding the property's future operations or development and other market factors. If such carrying amount is in excess of the estimated undiscounted cash flows from the operation and disposal of the property, we would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value, calculated in accordance with current GAAP fair value provisions. Assets held for sale are recorded at the lower of cost or fair value less costs to sell.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk.

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding, which consists exclusively of the Secured Term Loan on December 31, 2025 (dollars in thousands).

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured variable rate debt
Principal	$520,000	$—	$—	$—	$—	$—	$520,000	$520,000
Variable interest rate on debt maturities	6.0%						6.0%
______________________________

The Company has purchased an interest rate cap that effectively caps term SOFR with respect to the Secured Term Loan at 5.00% per annum.

We previously entered into the interest rate swap arrangements designated and qualifying as cash flow hedges to reduce our exposure to the variability in future cash flows attributable to changes in interest rates. Derivative instruments expose us to credit risk in the event of non-performance by the counterparty under the terms of the interest rate hedge agreement. We believe that we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our ongoing control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing our credit risk concentration.

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2024 and their respective fair value (dollars in thousands). There were no interest rate swap contracts in place as of December 31, 2025:

Notional Amount		Floating Index Rate		Termination/	Fair Value as of:
	Fixed Rate		Effective Date	Expiration Date	December 31, 2024
$75,000	3.677%	USD-SOFR	July 21, 2023	January 10, 2025	$14
50,000	3.676%	USD-SOFR	July 21, 2023	January 10, 2025	9
100,000	4.719%	USD-SOFR	January 10, 2025	November 12, 2025	(624)
50,000	4.720%	USD-SOFR	January 10, 2025	November 12, 2025	(312)
					$(913)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appearing on pages 45 to 80 are incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control over Financial Reporting

See the Report of Management in Item 8 of this Form 10-K.

See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

While there have been changes in our internal control over financial reporting during the three months ended December 31, 2025, including the addition of controls related to the liquidation basis accounting for our consolidated financial statements and disclosures, we do not believe these changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

During the three months ended December 31, 2025, no trustee or officer of Elme Communities adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Trustee Matters

As previously disclosed, on January 21, 2026, Ellen M. Goitia and Ron D. Sturzenegger each notified Paul McDermott, the Chairman of the Board and President and Chief Executive Officer of Elme, that they intended to resign from the Board, effective as of the end of the first business day after the date of filing of the Form 10-K for the fiscal year ended December 31, 2025 with the Securities and Exchange Commission. Ms. Goitia’s and Mr. Sturzenegger’s resignations will be effective on March 2, 2026.

Chief Financial Officer Matters

As previously disclosed, on January 21, 2026, Mr. Freishtat and the Company agreed that Mr. Freishtat would step down from his role as Chief Financial Officer and as an employee of the Company effective as of the end of the first business day after the date of filing of the Form 10-K for the fiscal year ended December 31, 2025. Also on January 21, 2026, the Board approved the appointment of W. Drew Hammond to serve as Executive Vice President and Chief Financial Officer, in addition to his roles as Chief Administrative Officer, Treasurer and Secretary, subject to and effective at the beginning of the first day immediately following the effective date of Mr. Freishtat’s departure (the “Appointment Date”), subject to Mr. Hammond’s continued employment through the Appointment Date. Mr. Freishtat will step down on March 2, 2026, and Mr. Hammond will assume the role of Executive Vice President and Chief Financial Officer, in addition to his existing roles, effective March 3, 2026.

As a condition to Mr. Freishtat receiving his previously disclosed payment pursuant to his Retention Agreement, dated January 21, 2026, Mr. Freishtat will execute an agreement and release of claims (“Release Agreement”), pursuant to which Mr. Freishtat will agree to a general release of claims and other customary provisions, including confidentiality, cooperation in transition, and the return of Company property. The description of the Release Agreement set forth above is qualified in its entirety by the full text of the Release Agreement filed herewith as Exhibit 10.19 to this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A). The following documents are filed as part of this Form 10-K:

1	Financial Statements	Page

	Management's Report on Internal Control Over Financial Reporting	40
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	41
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	43
	Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2025	44
	Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2024	45
	Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from November 1, 2025 through December 31, 2025	46
	Consolidated Statements of Operations (Going Concern Basis) for the Ten Months Ended October 31, 2025 and Years Ended December 31, 2024 and 2023	47
	Consolidated Statements of Comprehensive Income (Loss) (Going Concern Basis) for the Ten Months Ended October 31, 2025 and Years Ended December 31, 2024 and 2023	48
	Consolidated Statements of Equity (Going Concern Basis) for the Ten Months Ended October 31, 2025 and Years Ended December 31, 2024 and 2023	49
	Consolidated Statements of Cash Flows (Going Concern Basis) for the Ten Months Ended October 31, 2025 and Years Ended December 31, 2024 and 2023	50
	Notes to Consolidated Financial Statements	52

2	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	78
	Schedule III – Consolidated Real Estate and Accumulated Depreciation	79
	All other schedules are omitted because they are either not required or the required information is shown in the financial statements or notes thereto.

3	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated August 1, 2025, by and among Elme Communities, WashREIT OP LLC, Echo Sub LLC, CEVF VI Capital Holdings, LLC and CEVF VI Co-Invest I Venture, LLC	8-K	001-06622	2.1	8/4/2025
2.2	Plan of Sale and Liquidation	8-K	001-06622	2.2	8/4/2025
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Articles Supplementary of Elme Communities	8-K	001-06622	3.1	3/20/2025
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
4.1	Description of Registrant's Securities					X
10.1*	Supplemental Executive Retirement Plan II dated January 1, 2008	10-K	001-06622	10.1	2/17/2023
10.2*	Form of Indemnification Agreement by and between Washington REIT and the indemnitee	8-K	001-06622	10(nn)	7/27/2009
10.3*	Deferred Compensation Plan for Officers, effective January 1, 2007, as amended and restated on January 1, 2011	10-K	001-06622	10.3	2/17/2023
10.4*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted December 31, 2012	10-K	001-06622	10.37	2/27/2013
10.5*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 13, 2013	10-Q	001-06622	10.45	5/9/2013
10.6*	Amendment to Amended and Restated Deferred Compensation Plan for Officers, adopted February 18, 2014	10-K	001-06622	10.45	3/3/2014
10.7*	Amended and Restated Trustee Deferred Compensation Plan, effective October 21, 2015	10-Q	001-06622	10.61	11/4/2015
10.8*	Amendment to Amended and Restated Trustee Deferred Compensation Plan					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.9*	Elme Communities 2016 Omnibus Incentive Plan (as amended and restated effective as of May 30, 2024)	8-K	001-06622	10.1	6/4/2024
10.10	Cooperation Agreement, dated March 19, 2025, by and among Elme Communities, Argosy-Lionbridge Real Estate Securities, L.P. and the Related Persons on Schedule A thereto	8-K	001-06622	10.1	3/20/2025
10.11*	Retention Agreement between Paul McDermott and Elme Communities	8-K	001-06622	10.1	1/23/2026
10.12*	Retention Agreement between Tiffany Butcher and Elme Communities	8-K	001-06622	10.2	1/23/2026
10.13*	Retention Agreement between W. Drew Hammond and Elme Communities	8-K	001-06622	10.3	1/23/2026
10.14*	Retention Agreement between Steven Freishtat and Elme Communities	8-K	001-06622	10.4	1/23/2026
10.15*	Executive Officer Short-Term Incentive Plan for the performance period beginning November 13, 2025	8-K	001-06622	10.5	1/23/2026
10.16*	Separation Agreement and Release of Claims (Susan L. Gerock)	8-K	001-06622	10.1	11/14/2025
10.17	Loan Agreement, dated as of November 12, 2025	8-K	001-06622	10.1	11/13/2025
10.18	Form of Agreement and Release of Claims					X
19	Elme Communities Policy on Inside Information and Insider Trading	10-K	001-06622	19	2/14/2025
21	Subsidiaries of Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.3	Certification of the Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
						X
97	Elme Communities Compensation Recovery Policy	10-K	001-06622	97	2/16/2024
101	INS-XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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
Date: February 27, 2026
                                By:    /s/ Paul T. McDermott
                                    Paul T. McDermott
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul T. McDermott	Chairman and Chief Executive Officer	February 27, 2026
Paul T. McDermott

/s/ Benjamin S. Butcher*	Lead Independent Trustee	February 27, 2026
Benjamin S. Butcher

/s/ Jennifer S. Banner*	Trustee	February 27, 2026
Jennifer S. Banner

/s/ Susan Carras*	Trustee	February 27, 2026
Susan Carras

/s/ Ellen M. Goitia*	Trustee	February 27, 2026
Ellen M. Goitia

/s/ Thomas H. Nolan, Jr.*	Trustee	February 27, 2026
Thomas H. Nolan, Jr.

/s/ Ron D. Sturzenegger*	Trustee	February 27, 2026
Ron D. Sturzenegger

/s/ Anthony L. Winns*	Trustee	February 27, 2026
Anthony L. Winns

/s/ Steven M. Freishtat	Executive Vice President and	February 27, 2026
Steven M. Freishtat	Chief Financial Officer
(Principal Financial Officer)

/s/ W. Drew Hammond	Senior Vice President, Chief Administrative Officer and Treasurer	February 27, 2026
W. Drew Hammond	(Principal Accounting Officer)

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
In connection with the preparation of Elme Communities’ annual consolidated financial statements, management has undertaken an assessment of the effectiveness of Elme Communities’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO Framework). Management’s assessment included an evaluation of the design of Elme Communities’ internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2025, Elme Communities’ internal control over financial reporting was effective at a reasonable assurance level regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited Elme Communities’ consolidated financial statements included in this report, has issued an unqualified opinion on the effectiveness of Elme Communities’ internal control over financial reporting, a copy of which appears on page 43 of this annual report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Elme Communities and Subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the period from January 1, 2025 to October 31, 2025 and for the years ended December 31, 2024 and 2023, the consolidated statement of net assets in liquidation as of December 31, 2025, the related consolidated statement of changes in net assets in liquidation for the period from November 1, 2025 to December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(A) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the period from January 1, 2025 to October 31, 2025, its net assets in liquidation as of December 31, 2025, and the changes in its net assets in liquidation for the period from November 1, 2025 to December 31, 2025, in conformity with U.S. generally accepted accounting principles applied on the basis described below.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Adoption of Liquidation Basis of Accounting

As described in Note 1 to the financial statements, the shareholders of the Company approved a plan of liquidation on October 30, 2025, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to October 31, 2025 from the going concern basis to a liquidation basis.

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

Valuation of Income Producing Properties
Description of the Matter
As of December 31, 2025, the Company reported income producing property of $776.4 million on the consolidated statement of net assets (liquidation basis). As described in Note 3 to the consolidated financial statements as a result of the adoption of the liquidation basis of accounting, the Company’s real estate was adjusted to its estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of its assets. Prior to the adoption of the liquidation basis of accounting and as described in Note 6 to the consolidated financial statements, during the ten months ended October 31, 2025, the Company recognized impairment charges of $111.7 million on certain income producing properties included in the consolidated statement of operations. If a property is determined to be impaired, the Company recognizes an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair value. Management’s valuation of income producing properties at net realizable value under the liquidation basis of accounting or at fair value when an asset’s carrying amount is in excess of its undiscounted cash flows under the going concern basis of accounting was determined using various valuation methodologies, as well as consideration of purchase offers or contractual sales agreements and comparable market transactions.

Auditing the Company’s valuation of income producing properties was complex and involved a high degree of subjectivity in evaluating management’s use of assumptions and estimates inherent in the determination of the estimated fair value when an asset’s carrying value is not deemed recoverable or liquidation value of the properties. In particular, management’s assumptions and estimates included estimated future operating results and capitalization rates, which were sensitive to expectations about market or economic conditions, as well as the use of comparable sales values.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate valuation process. We tested controls over management’s process for evaluating the assumptions used to determine fair value when the asset’s carrying value is not deemed recoverable or liquidation value subsequent to adoption of the liquidation basis of accounting.

To test the Company's valuation of income producing properties, we performed audit procedures that included, among others, evaluating the methodologies applied and tested the significant assumptions in the valuation analyses. We involved our valuation specialists to assist in performing these procedures. For example, we evaluated the significant assumptions used to estimate future cash flows and comparable sales values for reasonableness by comparing them to the Company’s historical accounting records or to available market data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Elme Communities

Opinion on Internal Control Over Financial Reporting

We have audited Elme Communities and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Elme Communities and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 27, 2026

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET ASSETS
(LIQUIDATION BASIS)
(IN THOUSANDS)

December 31,
2025
Assets
Income producing property	$776,425
Cash, cash equivalents and restricted cash	1,331,882
Rents and other receivables	5,974
Total assets	$2,114,281
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	43,599
Debt payable	520,000
Accounts payable and accrued expenses	8,044
Liquidating distribution payable	1,303,723
Total liabilities	$1,875,366

Net assets in liquidation	$238,915

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(GOING CONCERN BASIS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31,
2024
Assets
Land	$383,808
Income producing property	1,999,525
2,383,333
Accumulated depreciation and amortization	(618,299)
Net income producing property	1,765,034
Properties under development or held for future development	30,980
Total real estate held for investment, net	1,796,014
Cash and cash equivalents	6,144
Restricted cash	2,465
Rents and other receivables	12,511
Prepaid expenses and other assets	28,628
Total assets	$1,845,762
Liabilities
Notes payable, net	$522,953
Line of credit	176,000
Accounts payable and other liabilities	36,293
Dividend payable	15,898
Advance rents	6,257
Tenant security deposits	6,283
Total liabilities	763,684
Equity
Shareholders’ equity
Preferred shares; $0.01 par value; 10,000 shares authorized; no shares issued or outstanding	—
Shares of beneficial interest, $0.01 par value; 150,000 shares authorized: 88,029 shares issued and outstanding as of December 31, 2024	880
Additional paid in capital	1,740,078
Distributions in excess of net income	(646,095)
Accumulated other comprehensive loss	(13,066)
Total shareholders’ equity	1,081,797
Noncontrolling interests in subsidiaries	281
Total equity	1,082,078
Total liabilities and equity	$1,845,762

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS)
(IN THOUSANDS)

For the Period from November 1, 2025 to December 31, 2025
Net assets in liquidation, beginning of period	$1,589,456
Changes in net assets in liquidation
Liquidation value of income producing property	(46,375)
Remeasurement of assets and liabilities, net	(443)
Net decrease in liquidation value	(46,818)
Liquidating distributions payable	(1,303,723)
Changes in net assets in liquidation	(1,350,541)
Net assets in liquidation, end of period	$238,915

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Revenue
Real estate rental revenue	$206,360	$241,935	$227,911
Expenses
Property operating and maintenance	49,962	56,282	50,985
Real estate taxes and insurance	26,640	32,419	28,845
Property management	7,494	8,861	8,108
General and administrative	54,591	24,969	25,887
Transformation costs	—	—	6,339
Depreciation and amortization	78,162	95,935	88,950
Real estate impairment	111,719	—	41,860
	328,568	218,466	250,974
Real estate operating (loss) income	(122,208)	23,469	(23,063)
Other income (expense)
Interest expense	(31,954)	(37,835)	(30,429)
Loss on extinguishment of debt, net	—	(147)	(54)
Other income	—	1,410	569
	(31,954)	(36,572)	(29,914)

Net loss	$(154,162)	$(13,103)	$(52,977)

Basic net loss per share	$(1.75)	$(0.15)	$(0.61)

Diluted net loss per share	$(1.75)	$(0.15)	$(0.61)

Weighted average shares outstanding – basic	88,092	87,920	87,735
Weighted average shares outstanding – diluted	88,092	87,920	87,735

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(GOING CONCERN BASIS)
(IN THOUSANDS)

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Net loss	$(154,162)	$(13,103)	$(52,977)
Other comprehensive loss:
Unrealized gain (loss) on interest rate derivatives	598	(2,147)	(764)
Reclassification of unrealized loss on interest rate derivatives to earnings	1,698	2,039	2,039
Comprehensive loss	$(151,866)	$(13,211)	$(51,702)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(GOING CONCERN BASIS)
(IN THOUSANDS)

	Shares	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests in Subsidiary	Total Equity
Balance, December 31, 2022	87,534	$875	$1,729,854	$(453,008)	$(14,233)	$1,263,488	$298	$1,263,786
Net loss	—	—	—	(52,977)	—	(52,977)	—	(52,977)
Unrealized loss on interest rate hedges	—	—	—	—	(764)	(764)	—	(764)
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Dividends ($0.72 per common share)	—	—	—	(63,406)	—	(63,406)	—	(63,406)
Shares issued under Dividend Reinvestment Program	28	—	497	—	—	497	—	497
Share grants, net of forfeitures and tax withholdings	305	4	5,179	—	—	5,183	—	5,183
Balance, December 31, 2023	87,867	879	1,735,530	(569,391)	(12,958)	1,154,060	290	1,154,350
Net loss	—	—	—	(13,103)	—	(13,103)	—	(13,103)
Unrealized loss on interest rate hedges	—	—	—	—	(2,147)	(2,147)	—	(2,147)
Amortization of swap settlements	—	—	—	—	2,039	2,039	—	2,039
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Dividends ($0.72 per common share)	—	—	—	(63,601)	—	(63,601)	—	(63,601)
Share grants, net of forfeitures and tax withholdings	162	1	4,548	—	—	4,549	—	4,549
Balance, December 31, 2024	88,029	880	1,740,078	(646,095)	(13,066)	1,081,797	281	1,082,078
Net loss	—	—	—	(154,162)	—	(154,162)	—	(154,162)
Unrealized gain on interest rate hedges	—	—	—	—	598	598	—	598
Amortization of swap settlements	—	—	—	—	1,698	1,698	—	1,698
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Dividends ($0.54 per common share)	—	—	—	(47,809)	—	(47,809)	—	(47,809)
Share grants, net of forfeitures and tax withholdings	132	2	5,089	—	—	5,091	—	5,091
Balance, October 31, 2025	88,161	$882	$1,745,167	$(848,066)	$(10,770)	$887,213	$274	$887,487

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
(IN THOUSANDS)

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(154,162)	$(13,103)	$(52,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,162	95,935	88,950
Credit losses on lease related receivables	3,553	5,164	4,833
Real estate impairment	111,719	—	41,860
Share-based compensation expense	5,351	5,218	5,538
Amortization of debt premiums, discounts and related financing costs	3,570	4,421	4,218
Loss on extinguishment of debt, net	—	147	54
Gain on land easements	—	(1,410)	—
Changes in other assets	(10,290)	(6,894)	(11,294)
Changes in other liabilities	24,340	5,765	3,487
Net cash provided by operating activities	62,243	95,243	84,669
Cash flows from investing activities
Real estate acquisitions, net	—	—	(107,595)
Capital improvements to real estate	(26,925)	(47,390)	(38,218)
Non-real estate capital improvements	(61)	(212)	(408)
Payments received for land easements	—	3,862	—
Net cash used in investing activities	(26,986)	(43,740)	(146,221)
Cash flows from financing activities
Line of credit borrowings, net	29,000	19,000	102,000
Dividends paid	(63,707)	(63,636)	(64,335)
Repayments of unsecured term loan debt	—	—	(100,000)
Proceeds from term loan	—	—	125,000
Payment of financing costs	(26)	(5,676)	(844)
Distributions to noncontrolling interests	(7)	(9)	(8)
Proceeds from dividend reinvestment program	—	—	497
Payment of tax withholdings for restricted share awards	(229)	(1,111)	(2,072)
Net cash (used in) provided by financing activities	(34,969)	(51,432)	60,238
Net increase (decrease) in cash, cash equivalents and restricted cash	288	71	(1,314)
Cash, cash equivalents and restricted cash at beginning of period	8,609	8,538	9,852
Cash, cash equivalents and restricted cash at end of period	$8,897	$8,609	$8,538

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest expense	$29,874	$32,220	$23,502
Change in accrued capital improvements and development costs	226	(7,864)	9,556
Dividend payable	—	15,898	15,863

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
(IN THOUSANDS)

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,587	$6,144	$5,984
Restricted cash	2,310	2,465	2,554
Cash, cash equivalents and restricted cash	$8,897	$8,609	$8,538

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust (“Elme” or the “Company”), is a self-administered equity real estate investment trust (“REIT”) within the meaning of Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro and Sunbelt regions. As of December 31, 2025, we owned nine apartment communities, six in the Washington, DC metro region and three in the Atlanta metro region, and one office property. Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, which comprise approximately 800 residential apartment homes.

Plan of Liquidation

On February 13, 2025, the Company announced that its Board of Trustees (the “Board”) had initiated a formal review to evaluate strategic alternatives. On August 4, 2025, the Company announced that its Board had completed its review, that Elme had entered into a Purchase and Sale Agreement, dated as of August 1, 2025, for the sale of 19 multifamily properties from Elme for approximately $1.6 billion in cash, subject to certain adjustments and prorations (the “Portfolio Sale Transaction”), and that the Board had also approved a plan of sale and liquidation (the “Plan of Sale and Liquidation”), which contemplates the sale or disposition of all the Company’s assets, the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution. The Plan of Sale and Liquidation includes a plan of liquidation that provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

On October 30, 2025, our shareholders approved the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and on November 12, 2025, Elme completed the Portfolio Sale Transaction. Also on November 12, 2025, certain indirect subsidiaries of the Company, as borrowers (collectively, the “Borrowers”), and Goldman Sachs Bank USA, as lender (the “Lender”), entered into that certain Loan Agreement (the “Loan Agreement”) pursuant to which the Lender has made a senior secured term loan of $520.0 million (the “Secured Term Loan”) to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which are directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, Kenmore Apartments, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600 (the “Remaining Company Properties” and “Loan Collateral”). In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers.

Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, which comprise approximately 800 residential apartment homes – for gross proceeds of approximately $112.75 million, a portion of which was used to partially repay the Secured Term Loan, and those properties were released from the mortgages securing the Secured Term Loan. As of February 27, 2026, we have also entered into purchase and sale agreements, which are no longer subject to ongoing inspection periods, pursuant to which we expect to sell three of the Remaining Company Properties: Elme Watkins Mill, Elme Conyers and Watergate 600, to various buyers for aggregate gross proceeds of approximately $128.78 million, which are expected to close in the first or second quarter of 2026, subject to satisfaction of customary closing conditions, including, in the case of Elme Watkins Mill, regulatory requirements related to the sale of multifamily properties in Montgomery County, Maryland. The marketing and sale process with respect to the other five Remaining Company Properties remains ongoing. In January 2026, we began a formal marketing process for Riverside Apartments and continued the marketing and sale process with respect to Kenmore, 3801 Connecticut, Elme Bethesda and Elme Germantown. The Company currently expects to finalize the sale of Elme Germantown in the second quarter of 2026 and the sale of Elme Bethesda by mid-year 2026. The Company also expects to continue the marketing process for the DC and Virginia properties with a goal to have these three properties under contract by mid-May. The Company continues to target completion of the sale of all Remaining Company Properties by mid-year 2026.

In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation of our Company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds from liquidation to our shareholders, subject to the creation of necessary reserves for, and the payment or other satisfaction of, the Company’s expenses and other liabilities and obligations, and winding up our operations and dissolving our

Company. We do not intend to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of our assets.

Elme is not required to obtain any further shareholder approval with respect to its liquidation and dissolution. Under the Plan of Sale and Liquidation, the Board may modify, amend or terminate the Plan of Sale and Liquidation (and authorize us to seek to dispose of all our assets through a merger, business combination or similar transaction) without approval by the shareholders if it determines that such action would be advisable and in the best interests of Elme. Elme has no present plans or intentions to modify, amend or abandon the Plan of Sale and Liquidation.

As a result of the approval of the Plan of Sale and Liquidation by our shareholders in October 2025, we adopted the liquidation basis of accounting on November 1, 2025, as described further in note 3 to the consolidated financial statements.

Initial Liquidating Distribution

In accordance with the Plan of Sale and Liquidation, following completion of the Portfolio Sale Transaction in November 2025, the Board approved a special liquidating distribution of $14.67 per share to our shareholders of record as of the close of business on December 22, 2025. The special liquidating distribution was paid on January 7, 2026.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). We expect to remain qualified as a REIT until the end of our final REIT tax year in accordance with the Plan of Sale and Liquidation, which we anticipate, but cannot be certain, will occur after most of the remaining assets have been sold. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is generally our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis.

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. As of December 31, 2024 and 2023 our TRS had a deferred tax asset of $1.4 million that was fully reserved.

Beginning in 2018, ordinary taxable income per share is equal to the Section 199A dividend that was created by the Tax Cuts and Jobs Act. The following is a breakdown of the taxable percentage of our dividends for the three years ended December 31, 2025 (unaudited):

	2025	2024	2023
Ordinary income/Section 199A dividends	20%	11%	33%
Non-dividend distributions	80%	79%	67%
Qualified dividends	—%	—%	—%
Unrecaptured Section 1250 gain	—%	—%	—%
Capital gain	—%	10%	—%

NOTE 2: PLAN OF SALE AND LIQUIDATION

In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation of our Company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds from liquidation to our shareholders, subject to the creation of necessary reserves for, and the payment or other satisfaction of, the Company’s expenses and other liabilities and obligations, and winding up our operations and dissolving our Company. In connection with the Plan of Sale and Liquidation, the Company paid a special liquidating distribution on January 7, 2026 to shareholders of record at the close of business on December 22, 2025.

The Plan of Sale and Liquidation enables the Company to sell any and all of its assets without further approval of its shareholders and provides that the amounts and timing of liquidating distributions will be determined by the Board in its discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Sale and Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the October 30, 2025 approval of the Plan of Sale and Liquidation by the Company’s shareholders. However, if the Company cannot sell its properties and pay its debts within such time period, or if the Board determines that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust or other liquidating entity. Upon such transfer and assignment, the Company’s shareholders would receive beneficial interests in the liquidating trust or other liquidating entity.

The liquidating trust or other liquidating entity would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust or other liquidating entity. If the Company is not able to sell its properties and pay its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust or other liquidating entity, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.

No assurance can be given that any liquidating distributions the Company pays to its shareholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2025. For a discussion of risks related to the Plan of Sale and Liquidation, see Item 1A—Risk Factors.

The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as the Company terminates its status as a REIT and/or any remaining assets are transferred into a liquidating trust or other liquidating entity. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status; provided, however, that the Board may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the shareholders.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying audited consolidated financial statements include the consolidated accounts of Elme Communities and our subsidiaries and entities in which Elme Communities has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. As a result of the change to the liquidation basis of accounting, the Company no longer presents a consolidated balance sheet, a consolidated statement of operations, a consolidated statement of equity or a consolidated statement of cash flows subsequent to October 31, 2025. These statements are only presented for prior year periods to the extent required.

We have prepared the accompanying audited consolidated financial statements in accordance with GAAP, as contained within the FASB’s ASC, including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and pursuant to the rules and regulations of the Securities and Exchange Commission.

Pursuant to the Company’s shareholders’ approval of the Plan of Sale and Liquidation on October 30, 2025, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2025 (as the approval of the Plan of Sale and Liquidation by the Company’s shareholders became imminent in late October 2025 based on the results of the Company’s solicitation of proxies from its shareholders for their approval of the Plan of Sale and Liquidation). Accordingly, on November 1, 2025, assets were adjusted to their estimated net realizable value, also referred to as liquidation value, which represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of assets. The liquidation values of the Company’s real estate properties are presented on a net realizable value basis at December 31, 2025. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Company accrues costs and revenues that it expects to incur and earn as it carries out its liquidation activities through the end of the projected liquidation period to the extent it has a reasonable basis for estimation. Estimated costs expected to be incurred through the end of the liquidation period included budgeted property expenses and corporate overhead, costs to dispose of its real estate property, costs associated with satisfying known and contingent liabilities, including repayment of the Secured

Term Loan, and other costs associated with the winding down and dissolution of the Company. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Sale and Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Revenues are based on in place leases and forecasted operations at properties prior to their sale.

Actual costs incurred but unpaid prior to the Company’s adoption of the liquidation basis of accounting on November 1, 2025, are included in accounts payable and accrued expenses at December 31, 2025 on the consolidated statement of net assets. All our liabilities under either the going concern basis of accounting or the liquidation basis of accounting are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

Net assets in liquidation at December 31, 2025 represents the remaining estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale and Liquidation, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

All financial results and disclosure through October 31, 2025, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis. As a result, the balance sheet as of December 31, 2024, the statements of operations, the statements of comprehensive income, the statements of equity and the statements of cash flow for the ten months ended October 31, 2025 and the years ended December 31, 2024 and 2023 are presented using the going concern basis of accounting.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts in these financial statements and related notes. The Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation. All of the estimates and evaluations are susceptible to change and actual results could differ from these estimates.

Revenue Recognition

Liquidation Basis of Accounting

The Company accrues all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Rental and other revenue are estimated based on projected multifamily operations and contractual in-place leases at Watergate 600 through the anticipated disposition date of the properties as of December 31, 2025. These amounts are presented net of estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets.

Going Concern Basis

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

Rents and Other Receivables

Liquidation Basis of Accounting

Rents and other receivables are adjusted to their net realizable value. The Company evaluates the collectability of lease receivables and any changes in collectability are reflected as a change to the Company’s net assets in liquidation.

Going Concern Basis

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

Debt Issuance Costs

Liquidation Basis of Accounting

We record debt issuance costs at their gross amount expected to be incurred as a liability.

Going Concern Basis

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

Real Estate and Depreciation

Liquidation Basis of Accounting

The Company’s real estate was adjusted to its estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets. The liquidation value of the Company’s real estate is presented on an undiscounted basis and real estate is no longer depreciated. Subsequent to November 1, 2025, all changes in the estimated liquidation value of the real estate are reflected as a change to the Company’s net assets in liquidation. Costs to sell the property are included in Liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2025.

Going Concern Basis

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

Real estate depreciation expense was $74.9 million, $89.7 million and $82.7 million during the ten months ended October 31, 2025 and years ended December 31, 2024 and 2023, respectively.

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

Going Concern Basis

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

Software Developed for Internal Use

Liquidation Basis of Accounting

The Company’s software developed for internal use was written-off under the assumption that no cash or consideration is expected to be collected for these assets.

Going Concern Basis

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

Going Concern Basis

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

Earnings Per Common Share

Going Concern Basis

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

Share-Based Compensation

Going Concern Basis

We maintained equity based compensation plans for trustees, officers and employees. The closing of the Portfolio Sale Transaction constituted a change of control under such equity plans and, as a result, the vesting of outstanding unvested shares awards was accelerated.

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

Accounting for Uncertainty in Income Taxes

We can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being recognized upon settlement. As of December 31, 2025 and 2024, we did not have any unrecognized tax benefits. We do not believe that there will be any material changes to our uncertain tax positions over the next twelve months.

We are subject to federal income tax as well as income tax of the states of Maryland, Virginia and Georgia, and the District of Columbia. However, as a REIT, we generally are not subject to income tax on our taxable income to the extent it is distributed as dividends to our shareholders.

Tax returns filed for 2022 through 2024 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expenses.

Derivatives

We have borrowed funds at a combination of fixed and variable rates. Borrowings under our prior revolving credit facility and term loans and under our current Secured Term Loan bear interest at variable rates. Our interest rate risk management objectives are to minimize interest rate fluctuation on long-term indebtedness and limit the impact of interest rate changes on earnings and cash flows. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

The interest rate swaps we enter into are recorded at fair value on a recurring basis. We assess the effectiveness of our cash flow hedges both at inception and on an ongoing basis. Under the liquidation basis, the effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in changes in estimated cash flow during liquidation on the consolidated statement of net assets. Under the going concern basis, the effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheet. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument, such as notional amounts, settlement dates, reset dates, calculation period and SOFR do not perfectly match. In addition, we evaluate the default risk of the counterparty by monitoring its creditworthiness. When ineffectiveness of a cash flow hedge exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in liabilities for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets (liquidation basis) or in earnings on the consolidated statement of operations (going concern basis) in the period affected.

NOTE 4: LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of December 31, 2025, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period which is estimated to be complete 24 months from October 30, 2025, the date on which the Company received shareholder approval of the Plan of Sale and Liquidation; however, no assurances can be provided that this date will be met.

Upon transition to the liquidation basis of accounting on November 1, 2025, the Company accrued the following revenues and expenses expected to be incurred during liquidation (amounts in thousands):

As of November 1, 2025
Real estate rental revenue	$59,552
Interest income	6,646
Property management	(18,825)
General and administrative expenses	(17,395)
Capital expenditures	(5,673)
Interest expense	(13,741)
Liquidation transaction costs	(94,065)
Debt repayment and origination costs, net	(19,996)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(103,497)

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2025 is as follows (in thousands):

	As of November 1, 2025	Cash Payments (Receipts)	Remeasurements of Assets and Liabilities	As of December 31, 2025
Assets
Estimated net inflows from income producing property	$40,727	$(19,374)	$(3,262)	$18,091
Estimated net inflows from interest income	6,646	(4,772)	—	1,874
	47,373	(24,146)	(3,262)	19,965
Liabilities
Liquidation transaction costs(1)	(94,065)	58,231	2,388	(33,446)
General and administrative expenses	(17,395)	1,468	(93)	(16,020)
Capital expenditures	(5,673)	2,808	(20)	(2,885)
Interest expense	(13,741)	2,960	396	(10,385)
Debt repayment and origination costs, net	(19,996)	19,020	148	(828)
	(150,870)	84,487	2,819	(63,564)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(103,497)	$60,341	$(443)	$(43,599)

(1) Liquidation transaction costs primarily include disposal costs and severance expenses.

NOTE 5: NET ASSETS IN LIQUIDATION

The increase from total equity under the going concern basis of accounting as of October 31, 2025 to net assets in liquidation under the liquidation basis of accounting as of November 1, 2025 is primarily due to the increase in estimated net realizable value of the income producing property, partially offset by an increase in the liability for estimated costs in excess of estimated receipts during liquidation (see note 4) and the write-off of assets and liabilities.

The net assets in liquidation as of December 31, 2025 were $238.9 million. Net assets in liquidation include projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Sale and Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition and value received in the sale of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. Cumulative liquidating distributions paid to shareholders will include the $14.67 per share distribution paid on January 7, 2026 to our shareholders of record as of the close of business on December 22, 2025 plus any future distribution of our net assets in liquidation.

NOTE 6: REAL ESTATE

As of December 31, 2025 the Company’s portfolio was composed of nine multifamily properties and one office property with a liquidation value of real estate of $776.4 million.

Acquisitions

There were no acquisitions during 2025 or 2024. We acquired one property during the year ended December 31, 2023 as follows:

Acquisition Date	Property	Type	# of Homes (unaudited)	Ending Occupancy	Contract Purchase Price (in thousands)
September 29, 2023	Elme Druid Hills	Residential	500	96.0%	$108,000

The results of operations from acquired operating properties are included in the consolidated statements of operations as of their acquisition dates.

The revenue and earnings of our acquisition during its year of acquisition for the year ended December 31, 2023 is as follows (in thousands):

Year Ended December 31,
2023
Real estate rental revenue	$2,549
Net loss	(1,511)

As discussed in note 3, we record the acquired physical assets (land and building) and in-place leases (absorption costs) and any other assumed liabilities by allocating the total cost of the acquisitions on a relative fair value basis.

We recorded the total cost of the above acquisition as follows (in thousands):

2023
Land	$25,249
Building	79,281
Absorption costs	3,660
Total acquisition cost and carrying amounts recorded	$108,190

The difference in the total acquisition cost of $108.2 million for the 2023 acquisition and the cash paid for the 2023 acquisition per the consolidated statements of cash flows of $107.6 million is due to net credits received at settlement totaling $0.6 million.

Fair Value of In-place Leases

Balances, net of accumulated depreciation or amortization, as appropriate, of the components of the fair value of in-place leases at December 31, 2024 were as follows (in thousands):

	December 31,
	2024
	Gross Carrying Value	Accumulated Amortization	Net
Tenant origination costs	$2,230	$804	$1,426
Leasing commissions/absorption costs	67,345	63,809	3,536
Net lease intangible liabilities	13,055	11,208	1,847

Amortization of these combined components during the ten months ended October 31, 2025 and two years ended December 31, 2024, was as follows (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization expense	$1,225	$3,894	$4,530
Real estate rental revenue increase, net	(682)	(766)	(806)
	$543	$3,128	$3,724
Properties Sold and Held for Sale

Under the going concern basis, when we classify properties as held for sale, we discontinue the recording of depreciation expense and estimate their fair value less costs to sell. If we determine that the carrying value for these properties exceed their estimated fair value less costs to sell, we record a loss on asset impairment.

We sold our interests in the following properties in the Portfolio Sale Transaction, which closed on November 12, 2025. We sold no properties in 2024 or 2023.

Property	Number of Units (unaudited)
Cascade at Landmark	277
Clayborne	74
Elme Alexandria	532
Bennett Park	224
Park Adams	200
The Maxwell	163
The Paramount	135
The Wellington	710
Trove	401
Roosevelt Towers	191
Elme Dulles	328
Elme Herndon	283
Elme Leesburg	134
Elme Manassas	408
The Ashby at McLean	268
Yale West	216
Elme Druid Hills	500
Elme Cumberland	270
Elme Eagles Landing	490
5,804

We have fully transferred control of the assets associated with these disposed properties and do not have continuing involvement in the operations of these properties.

Real Estate Impairment

During the ten months-ended October 31, 2025, the Company recognized an aggregate impairment charge of $111.7 million related to several properties not included as part of the Portfolio Sale Transaction. The estimated cash flows for those certain properties were less than their respective carrying values primarily due to a revision of their estimated holding periods. We recognized an impairment charge of $81.4 million and $30.3 million, respectively, within our Residential segment and Other, defined in note 16 and primarily consisting of Watergate 600.

For all impairment charges recognized, the fair value of the assets fell into Level 3 in the fair value hierarchy due to the reliance on significant unobservable inputs (see note 11). In accordance with ASC 820, we estimated the Watergate 600 fair value using a discounted cash flow model which required certain significant assumptions, including a discounted cash flow term of 5 years, an average economic occupancy of 66.1%, and a terminal capitalization rate of 10.5%. We estimated the residential properties fair value using a model which required certain significant assumptions, including cash flow projections over a term of 5 years, a range of market rent per square foot of $114 to $159, and a range of in-place capitalization rates ranging from 4.75% to 5.77% for each property.

No other properties, including assets held for development, had any recognized impairment charges during the ten months ended October 31, 2025. Subsequent to November 1, 2025, all changes in the estimated liquidation value of the real estate are reflected as a change to the Company’s net assets in liquidation.

NOTE 7: SECURED TERM LOAN PAYABLE

On November 12, 2025, the Borrowers and the Lender entered into that certain Loan Agreement pursuant to which the Lender has made the Secured Term Loan to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which are directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, Kenmore Apartments, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600. In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers. The Company has provided a customary non-recourse carveout guaranty. The Loan Agreement contains certain affirmative and negative covenants with which Borrowers must comply, including maintenance of insurance, single-purpose bankruptcy, remote entity requirements, reporting requirements and restrictions on property and equity transfers and the granting of liens. Customary events of default are included in the Loan Agreement, including nonpayment of principal and other amounts when due, nonperformance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control, the occurrence of which give Lender the right to accelerate repayment of the Secured Term Loan.

The Secured Term Loan matures on November 9, 2026, subject to a one-year Borrowers’ extension option, which is subject to satisfaction of certain specified conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal amount of the Secured Term Loan and the requirement that no more than $312 million of the Secured Term Loan may be outstanding on the first day of the extended term. The Secured Term Loan bears interest at a per annum rate equal to the one-month term SOFR (subject to a term SOFR floor of 3.00%) plus the spread. The spread is 2.25% and will increase in June 2026 to 2.75% and further increase to 4.00% in June 2027 (if extended). The Company has purchased an interest rate cap that effectively caps term SOFR at 5.00% per annum. On February 9, 2026, a duration fee equal to 0.20% of the then outstanding principal amount of the Secured Term Loan was paid to the Lender.

The Secured Term Loan requires that the Company enter into cash management arrangements set forth in the certain cash management agreements pursuant to which the Company will maintain a restricted account into which all revenue from the Loan Collateral will be deposited during the term of the Secured Term Loan. Amounts on deposit in the restricted account will be transferred: weekly to an account under the sole control of the lender, and provided an event of default is not continuing under the Secured Term Loan, funds deposited in the account controlled by the lender will be applied to pay items such as real estate taxes, insurance premiums, debt service obligations, the lender required reserves for budgeted capital expenditures and operating expenses, with excess funds deposited available to pay general and administrative expenses subject to certain limitations.

Excess cash remaining after the sale of Loan Collateral and the payment of a release price paid to the lender to release the lien of its mortgages shall be deposited with the Lender as additional cash collateral unless certain conditions, including a minimum balance of $10 million in the shortfall account, certain debt yield requirements, and no events of default, are met, in which case such excess cash may be disbursed to the Company for distribution. The cash management agreement contains provisions for the cure of certain of these events. The cash management arrangements could limit or restrict the Company from paying dividends or other distributions during the term of the Secured Term Loan.

The Secured Term Loan is intended to be repaid with the net proceeds from one or more sales of the properties securing the Secured Term Loan, and such properties shall be released from the mortgages securing the Secured Term Loan as they are sold, upon satisfaction of certain conditions and payment of a minimum release price applied to the prepayment of the Secured Term Loan. An exit fee equal to 0.50% of the principal amount of the Secured Term Loan repaid is payable with any prepayment or repayment of the Secured Term Loan, including at maturity, provided, that no exit fee is payable (i) if the Secured Term Loan is refinanced by the lender or its affiliates or (ii) if the Secured Term Loan is repaid with the proceeds of an arm’s length sale of one or more of the properties securing the Secured Term Loan.

As of December 31, 2025, the interest rate on the Secured Term Loan is based on the one-month term SOFR plus 2.25% applicable margin and the one-month term SOFR is 3.79%.

Subsequent to December 31, 2025, we completed the sale of two of the Remaining Company Properties, Elme Sandy Springs and Elme Marietta, for gross proceeds of approximately $112.75 million, a portion of which was used to partially repay the Secured Term Loan, and those properties were released from the mortgages securing the Secured Term Loan.

NOTE 8: UNSECURED LINES OF CREDIT PAYABLE

During 2024, we entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which provides for aggregate revolving loan commitments of $500.0 million (the “Amended and Restated Revolving Credit Facility”) with an accordion feature that allows us to increase the aggregate revolving loan commitments or add term loans of up to $1.0 billion, subject to the lenders’ agreement to provide additional revolving commitments or term loans. The Amended and

Restated Revolving Credit Facility had a four-year term ending in July 2028, with two six-month extension options. Borrowings under the Amended and Restated Revolving Credit Facility bore interest, at our option, at a rate of either (a)(i) daily SOFR plus 0.10% (the “Adjusted Daily Simple SOFR”) or (ii) term SOFR plus 0.10%, plus, in each case, a margin ranging from 0.70% to 1.40% (depending on our credit rating) or (b) the base rate plus a margin ranging from 0.00% to 0.40% (based upon our credit rating). The base rate was the highest of the administrative agent’s prime rate, the federal funds rate plus 0.50% and Adjusted Daily Simple SOFR plus 1.0%. In addition, the Amended Credit Agreement required the payment of a facility fee equal to 0.10% to 0.30% (depending on our credit rating) on the $500.0 million committed capacity in respect of the Amended and Restated Revolving Credit Facility, without regard to usage. The initial interest rate is based on Adjusted Daily Simple SOFR plus a margin of 0.85% and the initial facility fee equals 0.20%. Interest only payments were due and payable generally on a monthly basis.

On November 12, 2025, in connection with the closing of the Portfolio Sale Transaction, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated the Amended and Restated Revolving Credit Facility.

For the ten months ended October 31, 2025 and two years ended December 31, 2024, we recognized interest expense (excluding facility fees) and facility fees as follows (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Interest expense (excluding facility fees)	$8,413	$10,509	$4,419
Facility fees	846	1,229	1,454

Information related to revolving credit facilities for the two years ended December 31, 2024 as follows (in thousands, except percentage amounts):

	Year Ended December 31,
	2024	2023
Total revolving credit facilities at December 31	$500,000	$700,000
Borrowings outstanding at December 31	176,000	157,000
Weighted average daily borrowings during the year	169,344	70,578
Maximum daily borrowings during the year	187,000	164,000
Weighted average interest rate during the year	6.10%	6.17%
Weighted average interest rate on borrowings outstanding at December 31	5.26%	6.26%

NOTE 9: NOTES PAYABLE

Our unsecured notes and term loans outstanding as of December 31, 2024 are as follows (in thousands):

		Effective	December 31,	Payoff Date/
	Coupon/Stated Rate	Rate (1)	2024	Maturity Date (2)
2023 Term Loan	1 Month SOFR + 95 basis points	4.73%	$125,000	1/10/2026
30-Year Unsecured Notes	7.25%	7.36%	50,000	2/25/2028
Green Bonds	3.44%	4.09%	350,000	12/29/2030
Total principal			525,000
Premiums and discounts, net			(71)
Deferred issuance costs, net			(1,976)
Total			$522,953
__________________________
(1)     For fixed rate notes, the effective rate represents the yield on issuance date, including the effects of discounts on the notes. For variable rate notes, the effective rate represents the rate as fixed by interest rate derivatives (see note 10).
(2)     No principal amounts are due prior to maturity. On November 12, 2025, in connection with the closing of the Portfolio Sale Transaction, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated, each of the 2023 Term Loan and the Green Bonds. The Company also provided notice to the holders of 30-year unsecured notes (the “Senior Notes”) of its intention to redeem on December 12, 2025 all of the outstanding $50 million aggregate principal amount of Senior Notes. In connection with the redemption of the Senior Notes, on November 12, 2025, the Company caused funds sufficient to pay and discharge the entire indebtedness on the Senior Notes and all other sums payable by the Company under the applicable indenture to be irrevocably deposited with the trustee and, accordingly, the indenture with respect to the Senior Notes was satisfied and discharged, except with respect to those obligations under the indenture that expressly survive satisfaction and discharge. The Senior Notes were redeemed on December 12, 2025.

During 2023, we executed a $125.0 million unsecured term loan (“2023 Term Loan”) with an interest rate of SOFR (subject to a credit spread adjustment of 10 basis points) plus a margin of 95 basis points (subject to adjustment depending on Elme Communities’ credit rating). The 2023 Term Loan had a two-year term ending in January 2025, with two one year extension options. We used the proceeds to prepay the remaining $100.0 million portion of an existing $250.0 million unsecured term loan in full and a portion of our borrowings under our Revolving Credit Facility.

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

On September 29, 2020, we entered into a note purchase agreement to issue $350.0 million aggregate principal amount of 3.44% senior unsecured 10-year notes payable (the “Green Bonds”). The effective interest rate under the Green Bonds, including amortization of the associated interest rate swaps (see note 10), is 4.09%. The closing and full funding of the Green Bonds occurred on December 17, 2020. We incurred $2.6 million of debt issuance costs associated with the Green Bonds which are reported on our consolidated balance sheets as an offset to their related debt. The Green Bonds are senior unsecured obligations of Elme Communities and rank equal in right to payment with all other senior unsecured indebtedness of Elme Communities.

The proceeds of the sale of the Green Bonds were used to finance or refinance recently completed and future green building and energy efficiency, sustainable water and wastewater management and renewable energy projects.

On November 12, 2025, in connection with the closing of the Portfolio Sale Transaction, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated, each of the 2023 Term Loan and the Green Bonds. The Company did not incur any material early termination penalties as a result of such terminations. The Company also provided notice to the holders of the Senior Notes of its intention to redeem on December 12, 2025 all of the outstanding $50 million aggregate principal amount of Senior Notes at the applicable redemption price and on the terms set forth in the indenture, dated as of August 1, 1996 (as amended or supplemented as of the date hereof, the “Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as trustee. In connection with the redemption of the Senior Notes, on November 12, 2025, the Company caused funds sufficient to pay and discharge the entire indebtedness on the Senior Notes and all other sums payable by the Company under the Indenture to be irrevocably deposited with the trustee and, accordingly, the Indenture with respect to the Senior Notes was satisfied and discharged, except with respect to those obligations under the Indenture that expressly survive satisfaction and discharge.

NOTE 10: DERIVATIVE INSTRUMENTS

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest at 4.73% for the 2023 Term Loan beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025. These two interest rate swap arrangements matured on January 25, 2025.

During the second quarter of 2024, we entered into two forward interest rate swap arrangements for the 2023 Term Loan with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements effectively fixed a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins). These two interest rate swap arrangements were terminated on November 12, 2025 in connection with the prepayment of the Company’s unsecured debt, as described in note 9.
The interest rate swap arrangements were recorded at fair value in accordance with GAAP, based on discounted cash flow methodologies and observable inputs. We recorded the effective portion of changes in fair value of the cash flow hedge in Other comprehensive income (loss). We assessed the effectiveness of a cash flow hedge both at inception and on an ongoing basis. If a cash flow hedge is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness of our cash flow hedges is recorded in earnings.

The fair values of the interest rate swap as of December, 31 2024, were as follows (in thousands). There were no interest rate swap contracts in place as of December 31, 2025:

	Aggregate Notional Amount	Effective Date		Fair Value
				Derivative Assets (Liabilities)
				December 31,
Derivative Instrument			Maturity Date	2024
Interest rate swap	$75,000	July 21, 2023	January 10, 2025	$14
Interest rate swap	50,000	July 21, 2023	January 10, 2025	9
Interest rate swap	100,000	January 10, 2025	November 12, 2025	(624)
Interest rate swap	50,000	January 10, 2025	November 12, 2025	(312)
				$(913)

We record interest rate swaps on our consolidated balance sheets with prepaid expenses and other assets when in a net asset position, and with accounts payable and other liabilities when in a net liability position. The current interest rate swaps have been effective since inception. The losses on the effective swaps are recognized in other comprehensive income, as follows (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Unrealized gain (loss) on interest rate hedges	$598	$(2,147)	$(764)

The losses reclassified from Accumulated other comprehensive income into interest expense for the ten months ended October 31, 2025 and two years ended December 31, 2024, were as follows (in thousands):

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$1,698	$2,039	$2,039

NOTE 11: FAIR VALUE DISCLOSURES

Assets and Liabilities Measured at Fair Value (Going Concern Basis)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements are required to be disclosed separately for each major category of assets and liabilities, as follows:

Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs

The only assets or liabilities we had at December 31, 2024 that are recorded at fair value on a recurring basis are the assets held in the Supplemental Executive Retirement Plan ("SERP"), which primarily consists of investments in mutual funds, and the interest rate swaps (see note 10).

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

The fair values of these assets and liabilities at December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
SERP	$2,648	$2,648	$—	$—
Interest rate swaps	23	—	23	—
Liabilities:
Interest rate swaps	(936)	—	(936)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Going Concern Basis)

Certain assets not measured at fair value on an ongoing basis but subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment, are measured at fair value on a nonrecurring basis. In the third quarter of 2025, we measured the fair value of several residential communities and other properties as there was evidence of impairment (see note 6).

Financial Assets and Liabilities Not Measured at Fair Value (Going Concern Basis)

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

Cash and Cash Equivalents and Restricted Cash (Going Concern Basis)

Cash and cash equivalents and restricted cash include cash and commercial paper with original maturities of less than 90 days, which are valued at the carrying value, which approximates fair value due to the short maturity of these instruments (Level 1 inputs).

Debt

Mortgage notes payable consisted of instruments in which certain of our real estate assets are used for collateral. We estimate the fair value of the mortgage notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads estimated through independent comparisons to real estate assets or loans with similar characteristics. Line of credit payable consist of bank facilities which we use for various purposes including working capital, acquisition funding and capital improvements. The line of credit advances and term loans with floating interest rates are priced at a specified rate plus a spread. We estimate the market value based on a comparison of the spreads of the advances to market given the adjustable base rate. We estimate the fair value of the notes payable by discounting the contractual cash flows at a rate equal to the relevant treasury rates (with respect to the timing of each cash flow) plus credit spreads derived using the relevant securities’ market prices. We classify these fair value measurements as Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market prices.

As of December 31, 2024, the carrying values and estimated fair values of our financial instruments were as follows (in thousands):

	December 31,
	2024
	Carrying Value	Fair Value
Cash and cash equivalents	$6,144	$6,144
Restricted cash	2,465	2,465
Line of credit payable	176,000	176,000
Notes payable	522,953	472,412

NOTE 12: SHARE-BASED COMPENSATION

Elme Communities maintained short-term and long-term incentive plans, each effective January 1, 2020, as amended, that allowed for cash and share-based awards to officers (“Prior Officer STIP” and “Officer LTIP”), respectively, and short-term and long-term incentive plans, that allowed for cash and share-based awards, respectively, to non-officer employees. Share-based awards were provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our Board in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan, as amended, allowed for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. There were no options issued or outstanding as of December 31, 2025 and 2024.

Prior Officer STIP and Non-Officer STIP

Under the Prior Officer STIP all named executive officers had the opportunity to receive an annual cash bonus based on the achievement of certain performance measures that were established for each performance period. Each year, the Compensation Committee established the threshold, target and high performance goals for each performance measure, as well as the weighting attributable to each such performance measure, with the aggregate weighting for all such performance measures to total 100%. Such performance measures consisted of one or more financial performance measures and, if determined by the Compensation Committee, individual performance measures.

Upon or following completion of a performance period, the degree of achievement of each performance measure was determined by the Compensation Committee. The degree of achievement of any individual financial performance measures were determined by the Compensation Committee in its discretion with respect to the Chief Executive Officer, and by the Chief Executive Officer or other immediate supervisor in his or her discretion with respect to all other participants (subject to final approval by the Compensation Committee), and the Compensation Committee evaluated the degree of achievement of the individual performance measures on a scale of below 1 (below threshold), 1 (threshold), 2 (target) or 3 (high) or any fractional number between 1 and 3.

Each participant’s total award under the Prior Officer STIP with respect to a performance period was stated as a percentage of the participant’s annual base salary determined as of the first day of that performance period, which percentage depended upon the participant’s position and the degree of achievement of threshold, target, and high performance goals for the performance period. The percentages for the performance period beginning January 1, 2025 are as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	63%	125%	188%
Chief Operating Officer	47%	93%	158%
Chief Financial Officer	41%	75%	133%
Chief Information Officer	35%	65%	115%
Chief Administrative Officer	30%	60%	105%

Because the Portfolio Sale Transaction completed on November 12, 2025 met the criteria for a Change in Control event as defined in the Prior Officer STIP and under the Amended and Restated Short-Term Incentive Plans (for Non-Executive Officers

and Staff), the participants received prorated awards calculated based on the actual levels of achievement of the prorated performance goals as of the date of the Change in Control. Due to the Plan of Sale and Liquidation, the Prior Officer STIP has been terminated.

New Officer STIP

On January 21, 2026, the Board approved the Elme Communities Executive Officer Short-Term Incentive Plan, effective as of November 13, 2025 (the “New Officer STIP”), which provides for an award opportunity based on achievement of three metrics: (i) the value of the additional liquidating distributions to Elme’s shareholders, which will be 40% of the award opportunity, (ii) the timing of completion of the sales of Elme’s remaining assets, which will be 40% of the award opportunity, and (iii) performance measures in furtherance of implementing the Plan of Sale and Liquidation, consisting of efficient operation of Elme’s remaining assets, employee retention and successfully implementing the Plan of Sale and Liquidation, which will be 20% of the award opportunity. The performance period under the New Officer STIP runs from November 13, 2025 through the earlier of (i) November 13, 2026 and (ii) the date on which the actual levels of achievement of the additional liquidating distributions and timing metrics discussed above are otherwise determined by the Compensation Committee of the Board.

Each executive officer’s total award under the New Officer STIP with respect to the performance period is stated as a percentage of the executive officer’s annual base salary (subject to adjustment if the executive officer is promoted during the performance period, in which case the annual base salary shall be prorated for the portion of the performance period such executive officer had each base salary). The percentages of base salary by position are as set forth below:

	Threshold	Target	High
President and Chief Executive Officer	45%	90%	135%
Executive Vice President	37%	75%	120%
Senior Vice President	30%	60%	105%

Officer LTIP

Under the Officer LTIP all named executive officers had the opportunity to receive awards based on (i) the achievement of performance measures, which were established for each performance period, and (ii) continued employment with the Company. The aggregate weighting for the performance measures and the time-based measures, as determined by the Compensation Committee, totaled 100%. The performance measures consisted of one or more shareholder return measures and one or more strategic measures. The awards earned under the Officer LTIP, if any, were payable in our common shares of beneficial interest. Each participant’s total award under the Officer LTIP with respect to a performance period was stated as a percentage of the participant’s annual base salary determined as of the beginning of that performance period. The percentages for the performance period beginning January 1, 2025 are as set forth in the table below:

	Threshold	Target	High
President and Chief Executive Officer	198%	275%	440%
Chief Operating Officer	133%	190%	280%
Chief Financial Officer	95%	135%	196%
Chief Information Officer	100%	143%	207%
Chief Administrative Officer	70%	100%	145%

Any time-based awards under the Officer LTIP were subject to a three-year vesting schedule, with any award vesting in one-third increments on December 15 of each year of the applicable performance period if the participant remains employed by the Company on each of such dates. The Officer LTIP provided that following a performance period, 100% of any performance-based award will vest immediately upon grant.

Each year, the Compensation Committee established the threshold, target and high performance goals for each performance measure. Upon or following completion of a performance period, the degree of achievement of each performance measure was determined by the Compensation Committee in its discretion.

Because the Portfolio Sale Transaction completed on November 12, 2025 met the criteria for a Change in Control event as defined in the Officer LTIP, the participants received the shareholder return measure-based awards calculated based on the actual levels of achievement as of the date of the Change in Control. Due to the Plan of Sale and Liquidation, the Officer LTIP has been terminated.

We used a binomial model which employs the Monte Carlo method as of the grant date to determine the fair value of the Officer LTIP awards. For three-year performance periods commencing on or after January 1, 2025, on or after January 1, 2024, and on or after January 1, 2023, the market performance condition is based on total shareholder return relative to the FTSE Nareit Residential Index (60% weighting) and a defined population of peer companies (40% weighting).

The assumptions used to value the TSR portion of the officer LTIP awards were as follows:

	2025 Awards	2024 Awards	2023 Awards
Expected volatility (1)	24.9%	25.5%	32.3%
Risk-free interest rate (2)	4.3%	4.7%	4.2%
Expected term (3)	3 years	3 years	3 years
Share price at grant date	$15.23	$15.31	$19.04
______________________________
(1)     Expected volatility based upon historical volatility of our daily closing share price.
(2)    Risk-free interest rate based on U.S. treasury constant maturity bonds on the measurement date with a maturity equal to the market condition performance period.
(3)    Expected term based on the market condition performance period.

The calculated grant date fair value as a percentage of base salary for the officers for the three-year performance period that commenced in 2025 ranged from approximately 50% to 154% for the 60% of the LTIP based on TSR relative to the FTSE Nareit Residential Index and from approximately 59% to 179% for the 40% of the LTIP based on TSR relative to a defined population of peer companies.

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

During 2022, our chief executive officer was granted a one-time equity award of 100,000 restricted shares. None of the restricted shares were scheduled to vest until the earlier of the fifth anniversary of the grant date or when our chief executive officer become retirement-eligible, at which time 100% of the restricted shares would vest, subject to Mr. McDermott's continued employment with Elme Communities until such vesting date. This share award vested as of November 12, 2025 due to the Change in Control (as defined in the Officer LTIP).

Non-Officer LTIP

Our non-executive officers and other employees earned restricted share unit awards under a long-term incentive plan for non-executive officers and staff based upon various percentages of their salaries and annual performance calculations. The restricted share unit awards vested ratably over three years beginning on the December 15 following the grant date based upon continued employment. We recognized compensation expense for these awards according to a graded vesting schedule over the three-year requisite service period. Because the Portfolio Sale Transaction completed on November 12, 2025 met the criteria for a Change in Control event as defined in the Amended and Restated Long-Term Incentive Plan (for Non-Executive Officers and Staff), participants received the share awards under such plan effective November 12, 2025.

Restricted share awards made to retirement-eligible employees fully vested on the grant date. Employees were considered retirement-eligible when they were both over the age of 55 and had been employed by Elme Communities for at least 20 years, or over the age of 65. We fully recognized compensation expense for such awards as of the grant date.

Trustee Awards

We awarded share-based compensation to our trustees in the form of restricted shares which vested immediately. The value of share-based compensation for each trustee was $100,000 for each of the three years ended December 31, 2025. While a trustee serves on the Board, until a trustee owns an aggregate number of common shares the value of which must equal at least five times the annual cash retainer at the time of their election to the Board, the common shares received by trustees as compensation are restricted in transfer.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for each of the ten months ended October 31, 2025 and two years ended December 31, 2024 for all share-based awards was $5.4 million, $5.2 million and $5.5 million, respectively, net of capitalized share-based compensation expense of $0.1 million, $0.1 million and $0.1 million, respectively.

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended December 31, 2025 related to our restricted share awards, excluding those subject to market conditions and inclusive of trustee awards, was as follows:

	Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2022	242,369	$21.35
Granted	410,928	18.40
Vested during year	(367,109)	19.79
Forfeited	(28,453)	20.85
Unvested at December 31, 2023	257,735	18.89
Granted	280,008	14.61
Vested during year	(237,433)	17.13
Forfeited	(19,823)	14.86
Unvested at December 31, 2024	280,487	16.27
Granted	1,202,847	16.32
Vested during year	(1,454,661)	16.33
Forfeited	(28,673)	16.35
Unvested at December 31, 2025	—

The total fair value of share grants vested for each of the ten months ended October 31, 2025 and two years ended December 31, 2025 was $1.2 million, $4.1 million and $7.3 million, respectively.

NOTE 13: OTHER BENEFIT PLANS

We have a Retirement Savings Plan (the “401(k) Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401(k) Plan, we may make discretionary contributions on behalf of eligible employees. For each of the ten months ended October 31, 2025 and two years ended December 31, 2024, we made contributions to the 401(k) plan of $0.4 million, $0.7 million and $0.6 million, respectively.

We have adopted non-qualified deferred compensation plans for the officers. The plan allows for a deferral of a percentage of annual cash compensation. The plan is unfunded, and payments are to be made out of the general assets of Elme Communities. The deferred compensation liability was $0.1 million as of December 31, 2024.

We had also previously adopted a non-qualified deferred compensation plans for our trustees. The plan allowed for a deferral of a percentage of annual cash compensation and trustee fees. The deferred compensation plan for trustees was terminated effective as of January 8, 2026.

In November 2005, the Board approved the establishment of a SERP for the benefit of officers. This is a defined contribution plan under which, upon a participant's termination of employment from Elme Communities for any reason other than discharge for cause, the participant will be entitled to receive a benefit equal to the participant's accrued benefit times the participant's vested interest. Because the Portfolio Sale Transaction completed on November 12, 2025 met the criteria for a Change in Control event as defined in the SERP, the accrued benefit for each participant became fully vested as of the date of the Change in Control. We account for this plan in accordance with ASC 710-10 and ASC 320-10, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. At December 31, 2024, the accrued benefit liability was $2.6 million. For each of the ten months ended October 31, 2025 and two years ended December 31, 2024, we recognized current service cost of $0.3 million, $0.3 million and $0.3 million, respectively.

NOTE 14: EARNINGS PER COMMON SHARE

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

The computation of basic and diluted earnings per share for the ten months ended October 31, 2025 and two years ended December 31, 2024 was as follows (in thousands, except per share data):

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(154,162)	$(13,103)	$(52,977)
Allocation of earnings to unvested restricted share awards	(260)	(287)	(255)
Adjusted net loss	$(154,422)	$(13,390)	$(53,232)
Denominator:
Weighted average shares outstanding – basic and diluted	88,092	87,920	87,735

Basic net loss per common share	$(1.75)	$(0.15)	$(0.61)
Diluted net loss per common share	$(1.75)	$(0.15)	$(0.61)

Dividends declared per common share	$0.54	$0.72	$0.72

NOTE 15: COMMITMENTS AND CONTINGENCIES
Development Commitments

At December 31, 2025, we had no committed contracts outstanding with third parties in connection with our development and redevelopment projects.

Litigation

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance.

NOTE 16: SEGMENT INFORMATION

We operate in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities. Within the Residential segment, we do not distinguish or group our consolidated operations based on size (only one community, Riverside Apartments, comprises more than 10% of consolidated revenues), type (all assets in the segment are residential) or geography (as of October 31, 2025, all but six communities were within the Washington, DC metro region). Further, our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents.

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

Real estate rental revenue as a percentage of the total for the Residential reportable segment and Other for the ten months ended October 31, 2025 and for the years ended December 31, 2024 and 2023, respectively, was as follows:

	Ten Months Ended October 31,	Year Ended December 31,
	2025	2024	2023
Residential	93%	92%	92%
Other	7%	8%	8%

The percentage of income producing real estate assets classified as held and used, at cost, for the Residential reportable segment and Other as of December 31, 2024 was as follows:

2024
Residential	96%
Other	4%

The following tables present revenues, net operating income, capital expenditures and total assets for the ten months ended October 31, 2025 and years ended December 31, 2024 and 2023 from the Residential reportable segment and Other, and reconciles the consolidated net operating income to net loss as reported (in thousands):

	Ten Months Ended October 31, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$191,525	$14,835	$206,360
Real estate expenses	71,912	4,690	76,602
Net operating income	$119,613	$10,145	$129,758
Property management expenses			(7,494)
General and administrative expenses			(54,591)
Depreciation and amortization			(78,162)
Interest expense			(31,954)
Real estate impairment			(111,719)
Net loss			$(154,162)
Capital expenditures	$26,904	$82	$26,986

	Twelve Months Ended December 31, 2024
	Residential	Other	Consolidated
Real estate rental revenue	$223,638	18,297	$241,935
Real estate expenses	83,066	5,635	88,701
Net operating income	$140,572	$12,662	$153,234
Property management expenses			(8,861)
General and administrative expenses			(24,969)
Depreciation and amortization			(95,935)
Interest expense			(37,835)
Loss on extinguishment of debt			(147)
Other income			1,410
Net loss			$(13,103)
Capital expenditures	$47,054	$548	$47,602
Total assets	$1,719,087	$126,675	$1,845,762

	Twelve Months Ended December 31, 2023
	Residential	Other	Consolidated
Real estate rental revenue	$209,311	$18,600	$227,911
Real estate expenses	74,535	5,295	79,830
Net operating income	$134,776	$13,305	$148,081
Property management expenses			(8,108)
General and administrative expenses			(25,887)
Transformation costs			(6,339)
Depreciation and amortization			(88,950)
Real estate impairment			(41,860)
Interest expense			(30,429)
Loss on extinguishment of debt			(54)
Other income			569
Net loss			$(52,977)
Capital expenditures	$37,782	$844	$38,626
Total assets	$1,768,426	$131,602	$1,900,028

NOTE 17: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited financial data by quarter for the period ended October 31, 2025 and the year ended December 31, 2024 were as follows (in thousands, except for per share data):

	Quarter(1)
	First	Second	Third	Fourth (2)
2025
Real estate rental revenue	$61,493	$62,099	$62,103	$20,665
Net loss	$(4,675)	$(3,566)	$(123,514)	$(22,407)

Net loss per share
Basic	$(0.05)	$(0.04)	$(1.40)	$(0.25)
Diluted	$(0.05)	$(0.04)	$(1.40)	$(0.25)

	Quarter(1)
	First	Second	Third	Fourth
2024
Real estate rental revenue	$59,513	$60,103	$61,055	$61,264
Net loss	$(3,647)	$(3,471)	$(2,970)	$(3,015)

Net loss per share
Basic	$(0.04)	$(0.04)	$(0.03)	$(0.03)
Diluted	$(0.04)	$(0.04)	$(0.03)	$(0.03)
______________________________
(1)With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.
(2)The Fourth Quarter only includes unaudited financial data for the month of October 2025.

NOTE 18: SHAREHOLDERS' EQUITY

On October 26, 2023, the Board authorized and approved a share repurchase program of up to $50.0 million of the Company’s common shares of beneficial interest over a period of two years, subject to any applicable limitations or restrictions set forth in our existing credit facility and other debt agreements. The share repurchase program expired on October 25, 2025.

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

We did not issue common shares under the Equity Distribution Agreement or any prior equity distribution agreements in 2025, 2024 or 2023, and subsequent to year-end, we terminated the Equity Distribution Agreement.

We have a dividend reinvestment program, whereby shareholders were able to use their dividends and optional cash payments to purchase common shares. The common shares sold under this program were either be common shares issued by us or common shares purchased in the open market. In September 2025, the Company suspended its dividend reinvestment program. During the suspension period, dividend payments are not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program are not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program. We do not intend to restart the dividend reinvestment program.

We did not issue common shares under the dividend reinvestment program during 2025 or 2024. Our issuances and net proceeds on the dividend reinvestment program for 2023 were as follows (in thousands; except per share data):

	Year Ended December 31,
	2025	2024	2023
Issuance of common shares	—	—	28
Weighted average price per share	$—	$—	$17.64
Net proceeds	$—	$—	$497

NOTE 19: DEFERRED COSTS

As of December 31, 2024, deferred leasing costs and deferred leasing incentives were included in prepaid expenses and other assets as follows (in thousands):

	2024
	Gross Carrying Value	Accumulated Amortization	Net
Deferred leasing costs	$9,256	$5,902	$3,354

Amortization, including write-offs, of deferred leasing costs and deferred leasing incentives for the two years ended December 31, 2024 were as follows (in thousands):

	2024	2023
Deferred leasing costs amortization	$539	$351

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(IN THOUSANDS)

	Balance at Beginning of Year	Additions Charged to Expenses	Net Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2024	$1,399	$—	$—	$1,399
2023	$1,399	$—	$—	$1,399

SCHEDULE III

		Initial Cost (a)		Net Improvements (Retirement) since Acquisition	Gross Amounts at Which Carried at December 31, 2025			Accumulated Depreciation at December 31, 2025
Properties (f)	Location	Land	Buildings and Improvements		Land	Buildings and Improvements	Total (c)		Net Liquidation Adjustment	Year of Construction	Date of Acquisition	Depreciation Life (d)
Residential Properties
3801 Connecticut Avenue	Washington, DC	$420,000	$2,678,000	$24,047,000	$420,000	$26,725,000	$27,145,000	$20,127,000	$59,082,000	1951	Jan 1963	30 years
Elme Bethesda	Maryland	3,900,000	13,412,000	19,058,000	3,900,000	32,470,000	36,370,000	26,975,000	51,105,000	1986	Nov 1997	30 years
Kenmore Apartments	Washington, DC	28,222,000	33,955,000	24,124,000	28,222,000	58,079,000	86,301,000	31,047,000	9,546,000	1948	Sep 2008	30 years
Riverside Apartments	Virginia	38,924,000	184,854,000	62,533,000	38,864,000	247,447,000	286,311,000	90,282,000	88,471,000	1971	May 2016	30 years
Riverside Apartments land parcel (e)	Virginia	15,968,000	—	14,419,000	—	30,387,000	30,387,000	—	(25,387,000)	n/a	May 2016	n/a
Elme Germantown	Maryland	7,609,000	34,431,000	5,560,000	7,609,000	39,991,000	47,600,000	10,764,000	17,164,000	1990	Jun 2019	30 years
Elme Watkins Mill	Maryland	7,151,000	30,851,000	3,726,000	7,151,000	34,577,000	41,728,000	9,629,000	10,426,000	1975	Jun 2019	30 years
Elme Conyers (b)	Georgia	4,798,000	42,122,000	(10,538,000)	4,001,000	32,381,000	36,382,000	222,000	(2,410,000)	1999	Aug 2021	30 years
Elme Sandy Springs (b)	Georgia	17,423,000	85,817,000	(44,915,000)	10,435,000	47,890,000	58,325,000	135,000	(3,690,000)	1972	Feb 2022	30 years
Elme Marietta (b)	Georgia	19,019,000	83,319,000	(41,271,000)	11,967,000	49,100,000	61,067,000	226,000	(2,591,000)	1975	May 2022	30 years

		$143,434,000	$511,439,000	$56,743,000	$112,569,000	$599,047,000	$711,616,000	$189,407,000	$201,716,000
Office Building
Watergate 600 (b)	Washington, DC	$45,981,000	$78,325,000	$(66,835,000)	$20,873,000	$36,598,000	$57,471,000	$904,000	$(4,067,000)	1972	Apr 2017	30 years

Total	$189,415,000	$589,764,000	$(10,092,000)	$133,442,000	$635,645,000	$769,087,000	$190,311,000	$197,649,000
______________________________
a)     The purchase cost of real estate investments has been divided between land and buildings and improvements on the basis of management’s determination of the fair values.
b)    During 2025, we recognized an aggregate impairment charge of $81.4 million and $28.6 million, respectively, within our Residential segment in Atlanta metro region and Watergate 600 in order to reduce its carrying values to its estimated fair values, primarily due to a revision of their estimated holding periods.
c)     At December 31, 2025, total land, buildings and improvements are carried at $0.7 billion for federal income tax purposes.
d)     The useful life shown is for the main structure. Buildings and improvements are depreciated over various useful lives ranging from 3 to 40 years.
e)     As of December 31, 2025, Elme Communities had one residential property under development, the Riverside Apartments land parcel. The value not yet placed into service at December 31, 2025 was $30.4 million.
f)    As of December 31, 2025, all of the properties are encumbered by the Secured Term Loan.

ELME COMMUNITIES AND SUBSIDIARIES

SUMMARY OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
(LIQUIDATION BASIS)
(IN THOUSANDS)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

Real Estate Properties
Balance at January 1, 2023 (Going Concern Basis)	$2,299,712
Additions:
Property acquisitions (1)	104,530
Improvements (1)	48,075
Deductions:
Impairment write-down	(77,220)
Balance at December 31, 2023 (Going Concern Basis)	2,375,097
Additions
Improvements (1)	39,216
Balance at December 31, 2024 (Going Concern Basis)	2,414,313
Additions:
Improvements (1)	30,385
Deductions:
Disposals	(1,521,150)
Impairment write-down	(154,461)
Net liquidation adjustment	7,338
Balance at December 31, 2025 (Liquidation Basis)	$776,425

Accumulated Depreciation
Balance at January 1, 2023 (Going Concern Basis)	$479,846
Additions:
Depreciation	83,538
Deductions:
Impairment write-down	(35,360)
Balance at December 31, 2023 (Going Concern Basis)	528,024
Additions:
Depreciation	90,275
Balance at December 31, 2024 (Going Concern Basis)	618,299
Additions:
Depreciation (2)	73,693
Deductions:
Disposals	(457,201)
Impairment write-down	(44,480)
Net liquidation adjustment	(190,311)
Balance at December 31, 2025 (Liquidation Basis)	$—
______________________________
(1)     Includes non-cash accruals for capital items.
(2)     Depreciation expense was not recorded subsequent to October 31, 2025 as a result of the adoption of the Plan of Sale and Liquidation.