Form 10-K/A
period 2025-12-31
Elme Communities
filed 2026-04-28
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 24, 2026, 88,857,883 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Original 10-K Filing”) of Elme Communities (“Elme” or the “Company”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026. The Original 10-K Filing omitted certain information required by Part III of Form 10-K (“Part III”) in reliance on General Instruction G(3) to Form 10-K (“Instruction”), under which the information required by Part III (Items 10, 11, 12, 13 and 14) could be incorporated by reference into the Original 10-K Filing from our definitive proxy statement for an annual meeting of shareholders (“Proxy Statement”) if the Proxy Statement were filed with the SEC not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. This Amendment is being filed as permitted by the Instruction to provide the information required by Part III. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV of the Original 10-K Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend or otherwise update any information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Amendment, continues to speak as of the date of the Original 10-K Filing, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing.

PART III
ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Trustees

The following table sets forth the names and positions of the current trustees of the Board of Trustees (the “Board”).

Name	Principal Occupation	Served as Trustee Since	Age
Jennifer S. Banner	Executive Director of the Management Forum and Consultant with Special Appointment, University of Tennessee Haslam College of Business	2022	66
Benjamin S. Butcher	Former Executive Chairman of the Board and Chief Executive Officer, STAG Industrial, Inc.	2014	72
Susan Carras	Senior Managing Director, JLL Capital Markets, America	2023	71
Paul T. McDermott	Chairman of the Board, President and Chief Executive Officer, Elme	2013	64
Thomas H. Nolan, Jr.	Former Chairman of the Board and Chief Executive Officer, Spirit Realty Capital Inc.	2015	68
Vice Adm. Anthony L. Winns (RET.)	Retired President, Latin America-Africa Region, Lockheed Martin Corporation	2011	70

As previously disclosed, on January 21, 2026, Ellen M. Goitia and Ron D. Sturzenegger each notified Paul T. McDermott, the Chairman of the Board and President and Chief Executive Officer of Elme, that they intended to resign from the Board, effective as of the end of the first business day after the date of filing of the Original 10-K Filing with the SEC. Ms. Goitia’s and Mr. Sturzenegger’s resignations were effective on March 2, 2026.

JENNIFER S. BANNER	Served as Trustee since 2022

Audit Committee Chair and Member of the Corporate Governance /Nominating Committee	Jennifer S. Banner has served at the University of Tennessee Haslam College of Business as Executive Director of the Management Forum since June 2019, and as Consultant with Special Appointment to the Haslam College of Business since August 2024. Previously, she served as CEO of SchaadSource, LLC, a strategic and managerial shared services company from 2006 until April 2019; as CEO of Schaad Companies, LLC from 2008 through 2018; and as CEO of the Schaad Family Office from 2012 through 2018. Schaad Companies is a privately held real estate holding company with related businesses in residential and commercial construction, development, property management and leasing, real estate brokerage and land investments. Prior to serving as CEO, Ms. Banner practiced for 22 years in public accounting, primarily in the tax area, with Ernst & Whinney (now Ernst & Young LLP) and PYA, P.C. Ms. Banner has been a director of Truist Financial Corporation (NYSE: TFC), since 2003, where she presently serves as a member of the audit committee and the technology committee. She has been a member of the board of directors of Truist Bank since 2013. She served as a director of Uniti Group, Inc. (NASDAQ: UNIT) from 2015 until May 2025, where she was chair of the governance committee and a member of the audit committee and compensation committee. Ms. Banner served as a director of CDM Smith Inc., a privately held engineering and construction firm, from 2018 until January 2026, where she was chair of the finance committee, chair of the executive compensation committee and a member of the audit committee. She is a past director of the Federal Reserve Bank of Atlanta (Nashville Branch), First Virginia Banks, Inc., and First Vantage Bank. In 2019, Ms. Banner was appointed an honorary Fellow of the MIT Center for Information Systems Research (MIT CISR), which provides chief information officers, digital leaders, and boards of directors with insights into technology and digital innovation. Ms. Banner currently serves as an Industry Research Fellow of MIT CISR, participating with MIT senior research scientists regarding future-ready technology skills for public company directors. Ms. Banner maintains an active license as a Certified Public Accountant in the State of Tennessee. Ms. Banner brings the following experience, qualifications, attributes and skills to the Board:
•Real estate operational, strategic planning, and executive leadership experience as Chief Executive Officer of a diversified real estate holding company;
•Accounting and tax expertise as a Certified Public Accountant with 22 years working in public accounting; more than 20 years of experience in public company board service in financial services and telecommunications infrastructure, including prior service as a lead director of a Fortune 500 company;
•Board level technology experience, including cybersecurity, as an MIT CISR Industry Research Fellow and as a member of the technology committee of a large complex banking organization;
•Experience in construction, engineering and infrastructure from serving as a director of CDM Smith Inc.; and
•Public company REIT experience from serving as a director of Uniti Group, Inc.

BENJAMIN S. BUTCHER	Served as Trustee since 2014, Lead Independent Trustee

Member of the Audit Committee and Compensation Committee	Benjamin S. Butcher has served as a member of the Board of Directors of STAG Industrial, Inc. since June 2023. He previously served as the Chief Executive Officer and Chairman of the Board of Directors from 2010 to 2022 and as President from 2010 to 2021 of STAG Industrial, Inc. Prior to the formation of STAG Industrial, Inc., Mr. Butcher oversaw the growth of STAG Capital Partners, LLC and its affiliates, serving as a member of their Board of Managers and Management Committees, from 2003 to 2011. From 1999 to 2003, Mr. Butcher was engaged as a private equity investor in real estate and technology. From 1997 to 1998, Mr. Butcher served as a Director at Credit Suisse First Boston, where he sourced and executed transactions for the Principal Transactions Group (real estate debt and equity). From 1993 to 1997, he served as a Director at Nomura Asset Capital, where he focused on marketing and business development for its commercial mortgage-backed securities group. Mr. Butcher brings the following experience, qualifications, attributes and skills to the Board:

•General business management and strategic planning experience from his previous service as chief executive of STAG Industrial, Inc. and his previous service with STAG Capital Partners, LLC and its affiliates;
•REIT industry experience from his service as chief executive of STAG Industrial, Inc. since July 2010;
•Real estate investment banking and capital markets experience from his five years as an investment banker with Credit Suisse First Boston and Nomura Asset Capital; and
•Financial and accounting acumen from his five years in investment banking, his experience as a private equity investor with STAG Capital Partners, LLC, and his service as a public company executive with STAG Industrial, Inc.

SUSAN CARRAS	Served as Trustee since 2023

Member of the Compensation Committee and Corporate Governance /Nominating Committee	Susan Carras is a Senior Managing Director in the Washington, D.C. office of JLL Capital Markets, America. Ms. Carras served as Co-Head of HFF Inc.’s (“HFF”) Washington, D.C. office from 2011 to 2019 and joined JLL as part of JLL’s 2019 acquisition of HFF. During her tenure, she has been responsible for $22 billion in capital markets transactions, including over 9,000 multifamily units. Prior to HFF, she was a Principal and Managing Director at Sonnenblick Goldman where she served on the operating committee and founded and headed offices in Tampa, FL and Washington, D.C. In D.C., she established a joint venture that was the leading capital markets intermediary in a region from Philadelphia to Atlanta. After Sonnenblick Goldman was acquired by Cushman & Wakefield, she co-headed a team that was awarded and executed an ORE disposition contract for the FDIC. Earlier in her career, she was with the Real Estate Finance Division of Chase Manhattan Bank completing credit training and covering markets in Florida and Georgia. Ms. Carras received a BA, magna cum laude with departmental honors, from Lafayette College and a Diploma in Real Estate Analysis and Appraisal from New York University. She is a trustee emerita of Lafayette College and previously chaired the Development and Alumni Relations Committee, served on the Executive Committee and was a member of the search committee for Lafayette’s 16th president. Together with a fellow trustee, Ms. Carras started the First Women of Lafayette Scholarship Fund. Ms. Carras is a past chair of the board of trustees of the McLean School of Maryland. She is a past recipient of the Greater Washington Commercial Association of Realtors Top Financing Award and Top Sales Award for the Washington, DC Metro, and Ms. Carras has been recognized by Real Estate Forum as a Woman of Influence, by Bisnow as a Woman of Influence in Commercial Real Estate and by Connect Media’s Women in Real Estate. Ms. Carras currently serves on the board of directors and on the audit committee for Blackstone Real Estate Income Trust (BREIT). Ms. Carras brings the following experience, qualifications, attributes and skills to the Board:

•REIT industry, multifamily capital markets and southeast regional commercial real estate capital markets experience from her significant experience as a senior managing director at JLL;
•General business management and strategic planning experience from her experience as a senior managing director at JLL and her previous experience with Sonnenblick Goldman; and
•General familiarity with D.C. real estate market by virtue of living and working in the Washington, D.C. region for more than 30 years.

PAUL T. MCDERMOTT	Served as Trustee since 2013

Chairman of the Board, President and Chief Executive Officer	Paul T. McDermott was elected to the Board and named President and Chief Executive Officer of Elme in October 2013. Following the 2018 Annual Meeting, Mr. McDermott became the Chairman of the Board of Elme. Prior to joining Elme, he was Senior Vice President and Managing Director for Rockefeller Group Investment Management Corp., a wholly owned subsidiary of Mitsubishi Estate Co., Ltd. from June 2010 to September 2013. Prior to joining Rockefeller Group, he served from 2006 to 2010 as Principal and Chief Transaction Officer at PNC Realty Investors. Between 2002 and 2006, Mr. McDermott held two primary officer roles at Freddie Mac -- Chief Credit Officer of the Multifamily Division and Head of Multifamily Structured Finance and Affordable Housing. From 1997 to 2002, he served as Head of the Washington, D.C. Region for Lend Lease Real Estate Investments. Mr. McDermott brings the following experience, qualifications, attributes and skills to the Board:
•General business management and strategic planning experience from his service as chief executive of Elme and his previous service as Senior Vice President of Rockefeller Group;
•Multifamily and office real estate industry operating and investment experience from his service as Senior Vice President of Rockefeller Group, Principal and Chief Transaction Officer at PNC Realty Investors and Chief Credit Officer of the Multifamily Division of Freddie Mac;
•Multifamily and office development experience from his experience as Head of Washington, D.C. Region for Lend Lease Real Estate Investments; and
•Extensive familiarity with D.C. real estate market by virtue of living and working in the Washington, D.C. region for more than 55 years.

THOMAS H. NOLAN, JR.	Served as Trustee since 2015

Compensation Committee Chair and Member of the Audit Committee
Thomas H. Nolan, Jr. previously served as Chairman of the Board of Directors and Chief Executive Officer of Spirit Realty Capital, Inc. (NYSE: SRC) from September 2011 until May 2017. Mr. Nolan previously worked for General Growth Properties, Inc. (“GGP”), serving as Chief Operating Officer from March 2009 to December 2010 and as President from October 2008 to December 2010. He also served as a member of the board of directors of GGP from 2005 to 2010. From July 2004 to February 2008, Mr. Nolan served as a Principal and Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California. From October 1984 to July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 to 2004, he served as Head of Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan currently serves as Chairman of the Board of Directors and Chair of the audit committee of Modiv Inc. (NYSE: MDV) (formerly known as RW Holdings NNN REIT). He also served as interim CEO and President of ConstructionBevy Inc. from November 2021 to November 2025. Mr. Nolan brings the following experience, qualifications, attributes and skills to the Board:

•General business management and strategic planning experience from his service as chief executive of Spirit Realty Capital, Inc. and his previous service with GGP;
•REIT industry experience from his service as chief executive of Spirit Realty Capital, Inc. and his previous service with GGP;
•Real estate asset management experience in multiple asset classes from his 20 years with AEW Capital Management, L.P.; and
•Financial and accounting acumen from his 20 years with AEW Capital Management, L.P. and his previous service with GGP and as chief executive of Spirit Realty Capital, Inc.

VICE ADM. ANTHONY L. WINNS (RET.)	Served as Trustee since 2011

Corporate Governance /Nominating Committee Chair and Member of the Compensation Committee	Vice Adm. Anthony L. Winns (RET.) most recently served as President, Latin America-Africa Region, Lockheed Martin Corporation (“Lockheed”), a position he held from August 2018 until his retirement in November 2021. Between December 2012 and August 2018, Mr. Winns was President, Middle East-Africa Region at Lockheed. Mr. Winns served as Vice President, International Maritime Programs at Lockheed from October 2011 to December 2012. Between July 2011 and October 2011, Mr. Winns was a defense industry consultant. Mr. Winns retired in June 2011 after 32 years of service in the United States Navy. He served as Naval Inspector General from 2007 to his retirement. From 2005 to 2007, Mr. Winns served as Acting Director and Vice Director of Operations on the Joint Chiefs of Staff. From 2003 to 2005, Mr. Winns served as Deputy Director, Air Warfare Division for the Chief of Naval Operations. Prior to 2003, Mr. Winns served in other staff and leadership positions in Washington, D.C., including at the Bureau of Naval Personnel. He also served as commanding officer of several major commands, including the Pacific Patrol/Reconnaissance task force, the USS Essex, an amphibious assault carrier, and a naval aircraft squadron. Mr. Winns also serves as a director on the board of CareSource, a non-profit managed care organization that provides public health care programs including Medicaid, Medicare, and Marketplace. He is a former director on the board of Navy Mutual Life Insurance company, serving as Chair of the Compensation, Nominating and Governance Committees. Mr. Winns brings the following experience, qualifications, attributes and skills to the Board:
•General enterprise management, leadership and strategic planning experience from his 32 years of service as a senior leader and commanding officer of various military units;
•Government contracting experience from his three years of service managing U.S. Navy procurement programs as Deputy Director, Air Warfare Division for the Chief of Naval Operations;
•Extensive operations and management experience from his 16 years of service in staff positions in the Pentagon;
•Executive leadership, general business management, strategic planning, and financial experience as President, Middle East-Africa and Latin America-Africa Regions, Lockheed Martin Corporation for more than 10 years;
•Master of Science degree with Distinction in Financial Management; and
•General familiarity with D.C. real estate market by virtue of living and working in the Washington, D.C. region for more than 25 years.

Executive Officers
Set forth below is certain information regarding each of our current executive officers, other than Mr. McDermott, who is both an executive officer and a trustee and whose biographical information can be found on page 9. There are no family relationships between any trustee and/or executive officer.
The following table contains information regarding our current executive officers.

NAME OF EXECUTIVE OFFICER	AGE	POSITION
Paul T. McDermott	64	President and Chief Executive Officer
Tiffany M. Butcher	47	Executive Vice President and Chief Operating Officer
W. Drew Hammond	52	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary
For the fiscal year ended December 31, 2025, Elme had five named executive officers (“NEOs”), Paul T. McDermott, Tiffany M. Butcher, Steven M. Freishtat, Susan L. Gerock and W. Drew Hammond, and had no executive officers other than these NEOs. On November 10, 2025, Elme and Susan Gerock, our former Senior Vice President and Chief Information Officer, agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025. On January 21, 2026, Mr. Freishtat and Elme agreed that Mr. Freishtat would step down from his role as Chief Financial Officer and as an employee of the Company effective as of the end of the first business day after the date of filing of the Original 10-K Filing. Also on January 21, 2026, the Board approved the appointment of W. Drew Hammond to serve as Executive Vice President and Chief Financial Officer, in addition to his roles as Chief Administrative Officer, Treasurer and Secretary, subject to and effective at the beginning of the first day immediately following the effective date of Mr. Freishtat’s departure (the “Appointment Date”), subject to Mr. Hammond’s continued employment through the Appointment Date. Mr. Freishtat left Elme on March 2, 2026, and Mr. Hammond assumed the role of Executive Vice President and Chief Financial Officer, in addition to his existing roles, effective March 3, 2026.

Please see “Trustees” for information regarding Paul T. McDermott.

Executive Officers

TIFFANY M. BUTCHER	Age 47
Executive Vice President and Chief Operating Officer

Ms. Butcher joined Elme Communities in July 2023 and serves as Executive Vice President and COO. In this capacity, she is responsible for guiding the Company’s operating strategy, advancing and implementing operational improvements and aligning the day-to-day operations and asset management with the strategic goals set by the CEO and Board. Prior to joining Elme Communities, Ms. Butcher held various positions at JBG SMITH Properties from 2007 through July 2023. She was named JBG SMITH’s Chief Residential Officer in January 2023 and previously served as Executive Vice President from 2017 to 2023. In these roles at JBG SMITH, Ms. Butcher led the development and execution of the operating strategy for over 11,000 multifamily apartments under management throughout the Washington, DC area, led organizational change initiatives centered on customer service and creating onsite efficiencies, and managed a regional and corporate team overseeing hundreds of onsite employees. Ms. Butcher holds a Master of Business Administration from Harvard Business School and a bachelor’s degree from the University of Virginia. She serves on the Board of the Boys & Girls Clubs of Greater Washington and on the Board and Compensation Committee of The House DC.

W. DREW HAMMOND	Age 52
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary

Mr. Hammond joined Elme Communities in October 2012 and serves as Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary, a position he has held since March 2026. In his current capacity, he is responsible for managing finance and investor relations and oversees the Company’s day-to-day operations, facilitates corporate strategic planning, and provides input for strategy and companywide goal setting. He also oversees the accounting, human resource, legal and treasury functions. Prior to March 2026, he served as Senior Vice President, Chief Administrative Officer and Treasurer from September 2023 to March 2026, he served as Vice President, Chief Accounting Officer from 2015 until March 2023, and Senior Vice President and Chief Accounting Officer from March 2023 until September 2023. Prior to joining Elme Communities, Mr. Hammond held various roles at CapitalSource, Inc. from 2003 to 2012, most recently as Controller. Prior to CapitalSource, Mr. Hammond was a Senior Manager at Ernst & Young LLP from May 2002 to December 2003, and held various positions in the assurance practice at Arthur Andersen LLP from 1995 to 2002. Mr. Hammond earned a Bachelor of Science in Business Administration and Accounting from Washington and Lee University and is a certified public accountant.
Code of Business Conduct and Ethics
Elme has adopted a Code of Business Conduct and Ethics that applies to all of its trustees, officers and employees. The Code of Business Conduct and Ethics is available on our website, www.elmecommunities.com, under the heading “Investors” and subheading “Governance - Governance Documents,” and available upon written request. Elme intends to post on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics promptly following the date of such amendment or waiver.

Committee Governance
Our Board has three standing committees, an Audit Committee, a Compensation Committee and a Corporate Governance/Nominating Committee. The current membership and the function of each of these committees are described below:

	Audit	Compensation	Corporate Governance/Nominating
Jennifer S. Banner	Chair		|
Benjamin S. Butcher	|	|
Susan Carras		|	|
Thomas H. Nolan, Jr.	|	Chair
Vice Adm. Anthony L. Winns (RET.)		|	Chair
Number of meetings held during 2025	4	8	6
Prior to her resignation from the Board, Ms. Goitia served as Chair of the Audit Committee and a member of the Corporate Governance/Nominating Committee. Prior to his resignation from the Board, Mr. Sturzenegger served as a member of the Audit Committee and the Corporate Governance/Nominating Committee.
Audit Committee
All members of the Audit Committee are, and were during 2025, “independent” under the New York Stock Exchange (the “NYSE”) rules. The Board has determined that each member of the Audit Committee qualifies as an audit committee financial expert, as that term is defined in the rules of the SEC.

The Audit Committee operates pursuant to a charter that was approved by the Board and that is reviewed and reassessed at least annually. The Audit Committee’s oversight responsibility includes oversight relating to: (i) the integrity of Elme’s consolidated financial statements and financial reporting process; (ii) Elme’s systems of disclosure controls and procedures, internal control over financial reporting and other financial information provided by Elme; (iii) Elme’s compliance with financial, legal and regulatory requirements; (iv) the annual independent audit of Elme’s financial statements, the engagement and retention of the registered independent public accounting firm and the evaluation of the qualifications, independence and performance of such independent public accounting firm; (v) the role and performance of Elme’s internal audit function; and (vi) the fulfillment of the other responsibilities of the Audit Committee set forth in its charter, including overseeing certain financial risks, as discussed above, and considering potential related party transactions, as discussed below.

The Audit Committee assists the Board in oversight of financial reporting, but the existence of the Audit Committee does not alter the responsibilities of Elme’s management and the independent auditor with respect to the accounting and control functions and financial statement presentation. The Audit Committee’s charter is available on our website, www.elmecommunities.com, under the heading “Investors” and subheading “Governance - Governance Documents,” and upon written request.
Compensation Committee
All members of the Compensation Committee are, and were in 2025, “independent” under NYSE rules. The Compensation Committee operates pursuant to a charter that was approved by the Board and that is reviewed and reassessed at least annually. The Compensation Committee’s responsibilities include, among other duties: (i) discharging responsibilities relating to compensation of Elme’s Chief Executive Officer, other executive officers and trustees, taking into consideration, among other factors, any shareholder vote on compensation; (ii) implementing and administering Elme’s compensation plans applicable to executive officers; (iii) overseeing and assisting Elme in preparing the Compensation Discussion and Analysis for inclusion in Elme’s proxy statement and/or Annual Report on Form 10-K; (iv) providing for inclusion in Elme’s proxy statement a description of the processes and procedures for the consideration and determination of executive officer and trustee compensation; and (v) preparing and submitting for inclusion in Elme’s proxy statement and/or Annual Report on

Form 10-K a Compensation Committee Report. The Compensation Committee also engages in risk oversight, as discussed above, and reviews potential perquisites and benefit policies for executives.
The Compensation Committee’s charter is available on our website, www.elmecommunities.com, under the heading “Investors” and subheading “Governance - Governance Documents,” and upon written request.
Corporate Governance/Nominating Committee
All members of the Corporate Governance/Nominating Committee are, and were in 2025, “independent” under NYSE rules. The Corporate Governance/Nominating Committee operates pursuant to a charter that was approved by the Board and that is reviewed and reassessed at least annually.
The Corporate Governance/Nominating Committee’s responsibilities include, among other duties: (i) to identify, recruit and recommend to the full Board qualified candidates for nomination by the Board to be elected as trustees by the Company’s shareholders at the annual meeting of shareholders, or to fill Board vacancies consistent with criteria approved by the Board; (ii) to develop and recommend to the Board a set of corporate governance guidelines applicable to Elme, and implement and monitor such guidelines as adopted by the Board; (iii) to oversee the Board’s compliance with financial, legal and regulatory requirements and its ethics program as set forth in Elme’s Code of Business Conduct and Ethics; (iv) to review and make recommendations to the Board on matters involving the general operation of the Board, including the size and composition of the Board and the structure and composition of Board committees; (v) to recommend to the Board nominees for each Board committee; (vi) to periodically, but no less than annually, facilitate the assessment of the Board’s performance, as required by applicable law, regulations and NYSE corporate governance listing standards; (vii) assist management in the preparation of disclosure regarding trustee independence and the operations of the Corporate Governance/Nominating Committee as required by the SEC to be included in the Company’s annual proxy statement; (viii) oversee the Board's evaluation of management; and (ix) to consider corporate governance issues that may arise from time to time and make recommendations to the Board with respect thereto. The Corporate Governance/Nominating Committee shall also oversee, and periodically review and discuss with management and the Board, Elme’s strategies, activities and risks relating to environmental and sustainability matters, corporate social responsibility matters and human capital matters and engage in risk oversight, as discussed above.
The Corporate Governance/Nominating Committee’s charter is available on our website, www.elmecommunities.com, under the heading “Investors” and subheading “Governance - Governance Documents,” and upon written request.

Insider Trading Policy
Elme maintains a Policy on Inside Information and Insider Trading that governs the purchase, sale, and/or other disposition of Elme’s securities by trustees, executive officers and employees. The Policy on Inside Information and Insider Trading is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Policy on Inside Information and Insider Trading was filed as Exhibit 19 to the Original 10-K Filing. Transactions by the Company in its own securities are monitored by internal and external legal counsel for compliance with applicable securities laws.

ITEM 11:  EXECUTIVE COMPENSATION
TRUSTEE COMPENSATION
General
Periodically, our Compensation Committee reviews, with advice from Ferguson Partners Consulting L.P. (“FPC”), our independent compensation consultant, the compensation for our trustees. Under our 2025 trustee compensation program, each non-employee trustee received an annual cash retainer of $55,000, prorated for any partial year of service. The Lead Independent Trustee was entitled to an additional annual cash retainer of $50,000. Each non-employee trustee who served as chair of one of the standing committees of the Board, and each non-chair member of a standing committee, received an additional retainer as follows:

In addition, each of our non-employee trustees also previously received an annual $100,000 common share grant, 50% of which was awarded on December 15 of each calendar year with the remaining 50% awarded on the earlier of the date of the annual meeting of shareholders or May 15. The number of common shares was determined by the closing price of the common shares on the date of grant and were fully vested on the date of the grant.
No additional fees are paid to any trustee for their attendance at any Board or committee meeting.
In connection with the Plan of Sale and Liquidation approved by the Board on July 30, 2025 and adopted by shareholders on October 30, 2025 (the “Plan of Sale and Liquidation”), in November 2025, the Compensation Committee recommended and the Board adopted changes to our trustee compensation program, which became effective on December 31, 2025, pursuant to which all non-employee trustees will receive an annual cash retainer equal to $155,000, which will be prorated for any partial year of service, and will not receive any portion of the annual retainer in common shares. The Lead Independent Trustee will receive an additional annual cash retainer equal to $50,000.
Elme also had a non-qualified deferred compensation plan for non-employee trustees. The plan allowed any non-employee trustee to defer a percentage or dollar amount of his or her cash compensation and/or all of his or her share compensation. Cash compensation deferred was credited with interest equivalent to the weighted average interest rate on Elme’s fixed-rate bonds as of December 31 of each respective calendar year (following the elimination of all of Elme’s fixed-rate bonds in connection with the closing of the sale of 19 multifamily properties to an affiliate of Cortland Partners, LLC (the “Portfolio Sale Transaction”), such rate was amended to 4.5% per annum). A non-employee trustee could alternatively have elected to designate that all of his or her annual Board retainer and/or all of his or her share compensation be converted into restricted share units (“RSUs”) at the market price of common shares as of the end of the applicable quarter. The RSUs were credited with an amount equal to the corresponding dividends paid on Elme’s common shares. Following a trustee’s separation from service, the deferred compensation plus earnings could be paid either in a lump sum or, in the case of deferred cash compensation only, in installments pursuant to a prior election of the trustee. Compensation deferred into RSUs was paid in the form of shares. Upon a trustee’s death, the trustee’s beneficiary would receive a lump sum payout of any RSUs in the form of shares, and any deferred cash compensation would be paid in accordance with the trustee’s prior election either as a lump sum or in installments. The plan was unfunded, and payments were made from general assets of Elme.
In connection with the Plan of Sale and Liquidation, the non-qualified deferred compensation plan for non-employee trustees was terminated effective January 8, 2026 and all deferred compensation was distributed to the participating non-employee trustees.
Trustee Ownership Policy
The Board has adopted a trustee share ownership policy for non-employee trustees. Under the policy, each trustee is required to retain an aggregate number of common shares which equaled at least five times the annual cash retainer at the time of their election to the Board (the “Ownership Minimum”).

In order to calculate the Ownership Minimum, the annual cash retainer at the time of a trustee’s election (or, if later, the policy implementation date of July 23, 2014) is multiplied by five, with the resulting product then being divided by the average closing price for the 60 days prior to the date of election (or appointment) (or, if later, the policy implementation date), the resulting quotient is the number of common shares required to been the Ownership Minimum. Each non-employee trustee is required to meet the threshold within five years after his or her initial election to the Board. Trustees whose initial election was more than five years before the policy implementation date were required to have met their ownership goal on the policy implementation date. Once established, a trustee’s common share Ownership Minimum will not change because of changes in his or her annual retainer or fluctuations in Elme’s common share price.

While a trustee serves on the Board, until a trustee has met the Ownership Minimum, common shares received by trustees as compensation were restricted in transfer.

Trustee Compensation Table
The following table summarizes the compensation paid by Elme to our non-employee trustees who served on the Board for the fiscal year ended December 31, 2025. All share awards are fully vested. See “Principal and Management Shareholders - Trustee and Executive Officer Ownership” on page 48 for information on each Trustee’s beneficial ownership of shares. Mr. McDermott does not receive any compensation for his service as a member of the Board.

(a)	(b)	(c)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Total ($)
Jennifer S. Banner	72,500	99,981	172,481
Benjamin S. Butcher	122,500	99,981	222,481
Susan Carras	70,000	99,981	169,981
Ellen M. Goitia [2]	82,500	99,981	182,481
Thomas H. Nolan, Jr.	80,000	99,981	179,981
Ron D. Sturzenegger [3]	53,605	57,923	111,528
Vice Adm. Anthony L. Winns (RET.)	76,500	99,981	176,481
1    Column (c) represents the total grant date fair value of all equity awards computed in accordance with FASB ASC Topic 718.
2    Ms. Goitia resigned from the Board effective March 2, 2026.
3     Mr. Sturzenegger was appointed to the Board in March 2025 and resigned from the Board effective March 2, 2026.

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Objectives and Components
The objectives and components of the executive compensation program for Elme differed significantly before and after the closing of the Portfolio Sale Transaction and the adoption of the Plan of Sale and Liquidation. For purposes of this discussion, we refer to the executive compensation program adopted in February 2025, which was generally consistent with our executive compensation program adopted in 2024, as the “2025 Compensation Program,” and we refer to the executive compensation program adopted following the adoption of the Plan of Sale and Liquidation and closing of the Portfolio Sale Transaction as the “Retention Program.”
2025 Compensation Program

The primary goals of our 2025 Compensation Program, which was adopted in early 2025, were to attract and retain the best executive talent while aligning the interests of our executives with those of our shareholders. The program was focused on providing salaries that fairly reward executives for their value to the organization and providing performance-based compensation as a means to further motivate and reward our executives for achievement of our strategic and financial objectives. As a result of this goal, a substantial portion of our executive compensation program is performance-based.

A summary of some of the key attributes - what we do and what we don’t do - that defined our 2025 Compensation Program is set forth below:

What We Do	What We Don’t Do
We paid for performance - the vast majority of any executive officer’s total compensation being based on performance and therefore “at-risk”	Change in control agreements did not provide for single trigger cash severance payments
We used multiple and balanced performance measures in our STIP established for each performance period	We did not provide tax gross-ups with respect to payments made in connection with a change in control
Payments under our STIP and LTIP were capped	We do not allow hedging or pledging of our shares
We used total shareholder return in our LTIP	We did not guarantee minimum STIP or LTIP payouts or annual salary increases
We have implemented a clawback policy consistent with SEC rules and NYSE listing standards	We do not pay dividends on performance-based restricted shares until the performance period ends
We have robust share ownership guidelines (which apply to executive officers and Trustees)
Compensation Committee has engaged an independent compensation consultant
The 2025 Compensation Program primarily consisted of base salary, our Amended and Restated Short-Term Incentive Plan for Executive Officers (effective January 1, 2020), as amended (the “STIP”) and our Amended and Restated Long-Term Incentive Plan for Executive Officers (effective January 1, 2020), as amended (the “LTIP”). The STIP for 2025 consisted solely of a cash component. The LTIP consisted of awards of unrestricted shares and restricted shares. The additional components of our 2025 Compensation Program are described below under “Other Executive Compensation Components.” In connection with the approval of the New Officer STIP (as discussed below), the Compensation Committee of the Board terminated the STIP and the LTIP.

The Compensation Committee made compensation decisions with respect to our 2025 Compensation Program after careful analysis of performance information and market compensation data. In developing our 2025 Compensation Program, the Compensation Committee established the following compensation guidelines:
•executive base salaries should generally approximate the median base salary of our peer group, but there should also be flexibility to address particular individual circumstances that might require a different result, and
•total compensation should result in pay levels consistent with the 75th percentile of our peer group only in circumstances where management has achieved “top level performance” in operational performance and strategic initiatives.
An executive’s salary and total direct compensation were not mechanically set to be a particular percentage of the peer group median. Instead, the Compensation Committee reviewed the executive’s compensation relative to the peer group to help the Compensation Committee perform its overall analysis of the compensation opportunity for each executive. Peer group data was not used as the determining factor in setting compensation because (1) the executive’s role and experience within the Company may be different from the officers at the peer companies, (2) the compensation for officers at the peer companies may be the result of over- or under-performance, and (3) the Compensation Committee believed that ultimately the decision to establish target compensation for a particular executive should be based on its members’ own business judgment with respect to the compensation opportunity for each executive, taking into account advice from FPC, as noted below.
Say-On-Pay Results and Consideration
Because our recent “say-on-pay” advisory votes received the approval of a very significant percentage of those shareholders voting (i.e., approval from holders of more than 94%, 95%, and 94% of our shareholders who cast votes in 2023, 2024 and 2025, respectively), the Compensation Committee considered such results and, motivated by the shareholder advisory vote, did not implement programmatic changes to our 2025 Compensation Program.

Following the say-on-frequency vote at the 2023 annual meeting, the Board determined that, consistent with the vote of the shareholders, Elme would continue to hold future say-on-pay votes on an annual basis until the next required vote regarding frequency of “say-on-pay” votes, which would be required at an annual meeting in 2029. If we timely complete the sales of our remaining assets, we would not expect to hold any future annual meetings.

Role of Compensation Consultant and 2025 Peer Group Analysis
Pursuant to the Compensation Committee charter, the decision to retain an independent consultant (as well as other advisors) is at the sole discretion of the Compensation Committee, and any such independent consultant works at the direction of the Compensation Committee. Pursuant to such authority, the Compensation Committee engaged the services of FPC, as an independent executive compensation consultant, to provide advice and counsel in carrying out its duties. In establishing the 2025 Compensation Program, the chair of the Compensation Committee worked with FPC to determine the scope of work to be performed to assist the Compensation Committee in its decision-making processes. In conducting its work on 2025 executive compensation levels for the Compensation Committee, FPC also interacted with other members of the Compensation Committee, the Lead Independent Trustee, the President and Chief Executive Officer, the former Executive Vice President and Chief Financial Officer and the Senior Vice President and Chief Administrative Officer (who now serves as Executive Vice President, Chief Financial Officer and Chief Administrative Officer). FPC also provided the Compensation Committee with competitive pay analyses regarding both the broader market and a group of public REITs and market data on executive pay practices and levels. FPC attended Compensation Committee meetings and, upon request by the Compensation Committee, executive sessions to provide advice and counsel regarding decisions facing the Compensation Committee. In 2025, the Compensation Committee Chair also worked with FPC to design the New Officer STIP, as discussed in more detail below.
The Compensation Committee has reviewed its relationship with FPC to ensure that FPC is independent from management. This review process includes a review of the services FPC provides, the quality of those services, and fees associated with the services during the fiscal year, as well as consideration of the factors impacting independence that are set forth in NYSE rules.

The Compensation Committee worked with FPC to develop the comparative 12-company peer group below. FPC then conducted a market analysis of executive compensation packages, practices and pay levels based on this group. Due to Elme’s unique geographic focus, it is difficult to construct a peer group that matches Elme’s exact business model; however, the Compensation Committee, with FPC’s consultation, believes the companies identified below were suitable peers for 2025, as they (i) fell between 0.3 and 2.7 times the size of Elme based on total market capitalization, (ii) own and/or operate multifamily and/or commercial properties, and (iii) are self-advised and internally managed. FPC compared the compensation of Elme’s NEOs to the compensation of similarly situated executives employed by companies in Elme’s peer group.

Peer	Industry	Market Capitalization ($MM) as of December 31, 2025
Independence Realty Trust, Inc.	Multifamily	$4,180
Elme Communities	Multifamily	1,534
Veris Residential, Inc.	Multifamily	1,383
UMH Properties, Inc.	Manufactured Home	1,351
Centerspace	Multifamily	1,116
JBG SMITH Properties	Diversified	1,007
Piedmont Office Realty Trust, Inc.	Office	1,038
Easterly Government Properties, Inc.	Office	977
Apartment Investment and Management Company	Multifamily	843
CTO Realty Growth, Inc.	Retail	596
Armada Hoffler Properties, Inc.	Diversified	531
Brandywine Realty Trust	Office	505
Global Medical REIT Inc.	Health Care	451
FPC’s data compared the compensation of Elme officers based on base salary and total direct compensation, which included base salary, annual incentive compensation and target value of long-term incentive compensation. The Compensation Committee considers the amount and mix of base and variable compensation by referencing, for each executive level and position, the prevalence of each element and the level of compensation that is provided in the market based on the FPC comparison analysis.
The Compensation Committee considers current financial performance in its evaluation of executive compensation. In particular, as it pertains to 2025, the Compensation Committee took into account key priorities that were critical to achieving the overarching goal of positioning the Company as an efficient, customer-focused operator that is prepared to scale, such as a multiyear initiative focused on building a culture of customer service excellence and continuing to evolve the Company's operating platform with the implementation of new technology and business process improvements, among others, as well as the Company's absolute performance, performance relative to other companies in the industry and external circumstances that impacted the Company’s performance. The Compensation Committee does not delegate any of its principal functions or responsibilities.
Role of Executives
The Compensation Committee believes management input is important to the overall effectiveness of Elme’s executive compensation program. The Compensation Committee believes the advice of an independent consultant should be combined with management input and the business judgment of the Compensation Committee members to arrive at a proper alignment of compensation philosophy, programs and practices.
The President and Chief Executive Officer, the former Executive Vice President and Chief Financial Officer, and Senior Vice President and Chief Administrative Officer (who now serves as Executive Vice President, Chief Financial Officer and Chief Administrative Officer) were the management members who interact most closely with the Compensation Committee in

2025. These individuals worked with the Compensation Committee to provide their perspectives on aligning compensation strategies with our business strategy and on how well our compensation programs appear to be working.
Target Compensation
The targeted compensation by component for our Chief Executive Officer (“CEO”) and all other NEOs in 2025 was as follows:

Position	Base	Target STIP	Target LTIP
CEO	20.0%	25.0%	55.0%
Other NEOs	31.2%	23.3%	45.5%
Base Salary
The annual base salaries for our NEOs were as follows:

Name	2025	2024	2023
Paul T. McDermott	$750,000	$750,000	$750,000
Steven M. Freishtat[1]	325,000	325,000	325,000
Tiffany M. Butcher[2]	425,000	425,000	425,000
Susan L. Gerock[3]	315,000	315,000	315,000
W. Drew Hammond[4]	315,000	315,000	315,000
1    Mr. Freishtat was appointed as an executive officer effective as of March 1, 2023. Subsequent to year end, on March 2, 2026, Mr. Freishtat stepped down from his role as Chief Financial Officer and as an employee of the Company.
2    Ms. Butcher joined Elme and was appointed as an executive officer effective as of July 10, 2023.
3    On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025.
4    Mr. Hammond was appointed as an executive officer effective as of September 19, 2023. Effective March 3, 2026, Mr. Hammond was appointed as Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary. In connection with his promotion, Mr. Hammond’s annual base salary was increased to $350,000.

The Compensation Committee, acting in consultation with FPC, reviews and approves salary recommendations based on the considerations described above. The 2025 compensation for each of our NEOs was determined based on a review of publicly disclosed compensation packages of executives of other public real estate companies and was intended to ensure that executive salaries generally approximate the median of the peer group.

The Retention Agreements (as discussed below) provide for continuation of the base salary for each of Messrs. McDermott, Freishtat and Hammond and Ms. Butcher through their applicable Retention Dates (as defined below).

Short-Term Incentive Plan (STIP)
Under the STIP, which was a component of the 2025 Compensation Program but has since been terminated, all NEOs had the opportunity to receive an annual bonus award, payable in cash following completion of the one-year performance period, based on the achievement of certain performance measures that were established for each performance period. Each year, the Compensation Committee established the threshold, target and high performance goals for each performance measure, as well as the weighting attributable to each such performance measure, with the aggregate weighting for all such performance measures totaling 100%. Such performance measures consisted of one or more financial performance measures and, if determined by the Compensation Committee, individual performance measures.

Upon or following completion of a performance period, the degree of achievement of each financial performance measure was to be determined by the Compensation Committee in its discretion (taking into account such items as absolute performance, performance relative to other companies in the industry, challenges faced by Elme and/or external circumstances that may have impacted Elme’s performance, input from the Board and a written presentation on satisfaction of such financial performance goals). If the Compensation Committee determined that the degree of achievement of an applicable financial performance measure fell between threshold and target or between target and high, then the portion of the award dependent upon such financial performance measure was determined by linear interpolation. If achievement of the applicable financial performance measure fell below threshold, the portion of the award that was dependent on such financial performance measure would not be paid.

Upon or following completion of a performance period, the degree of achievement of any individual performance measures was determined by the Compensation Committee in its discretion with respect to the Chief Executive Officer, and by the Chief Executive Officer or other immediate supervisor in his or her discretion with respect to all other participants (subject to final approval by the Compensation Committee), and the Compensation Committee evaluated the degree of achievement of the individual performance measures on a scale of below 1 (below threshold), 1 (threshold), 2 (target) or 3 (high) or any fractional number between 1 and 3. If the Compensation Committee determined that the degree of achievement of the individual performance is a fractional number between 1 and 3, then the portion of the award that was dependent upon the individual performance measures was determined by linear interpolation. If achievement of the individual objectives goal fell below threshold level, the portion of the award that was dependent on the individual objectives goal would not be paid.

If a Change in Control (as defined in the STIP) occurred during the performance period while the executive was employed by Elme, the performance goals under the STIP would be prorated based on number of days in the performance period through the date of the Change in Control relative to the full performance period, and the executive would receive an award based on the actual levels of achievement of the prorated performance goals as of the date of the Change in Control. If, during the performance period, the executive was terminated without Cause, or resigned with Good Reason, Retired, died or became subject to a Disability (each as defined in the STIP) while employed by Elme, the executive would receive an award calculated based on the actual levels of achievement of the performance goals for the entire performance period, but the award would be prorated in the proportion that the number of days elapsed from the beginning of the performance period through the date the executive ceased to be an employee of Elme bears to the total number of days in the performance period.

Each participant’s total award opportunity under the STIP with respect to a performance period was stated as a percentage of the participant’s annual base salary determined as of the first day of that performance period. For 2025, those percentages are as set forth below:

	Threshold	Target	High
Paul T. McDermott	63%	125%	188%
Steven M. Freishtat	41%	75%	133%
Tiffany M. Butcher	47%	93%	158%
Susan L. Gerock	35%	65%	115%
W. Drew Hammond	30%	60%	105%

The financial and individual performance goals were re-evaluated on an annual basis as to their appropriateness for use with respect to the current performance period based on any potential future changes in business goals and strategy.

The executive could elect to defer 100% of the award pursuant to Elme’s Deferred Compensation Plan for Officers. If the executive made such election, the cash would be converted to RSUs and Elme would match 25% of deferred amounts in RSUs. No executive elected to defer in 2025.

2025 STIP Performance Measures
In February 2025, the Compensation Committee determined that the STIP award for 2025 would be evaluated on the achievement of the following performance goals:

	Weighting	Metric
Company Performance Scorecard	35%	Core funds from operations (“Core FFO”) per share
	25%	Multifamily net operating income (“NOI”) growth
	15%	Net debt to Adjusted EBITDA
Individual Objectives	25%	NEO’s achievement of his or her individual goals for the year

Non-GAAP Financial Metrics

We use non-GAAP financial measures, as listed and defined below, for operational and financial decision making as well as compensation metrics.

•Core FFO is calculated by adjusting NAREIT FFO, as defined by the 2018 National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) 2018 NAREIT FFO White Paper Restatement, as net income (computed in accordance with generally accepted accounting principles (“GAAP”) excluding gains (or losses) associated with sales of properties, impairments of depreciable real estate and real estate depreciation and amortization, for the following items (which we believe are not indicative of the performance of Elme Communities' operating portfolio and affect the comparative measurement of Elme Communities' operating performance over time): (1) gains or losses on extinguishment of debt and gains or losses on interest rate derivatives, (2) expenses related to acquisition and structuring activities, (3) executive transition costs, severance expenses and other expenses related to corporate restructuring and executive retirements or resignations, (4) expenses consisting of advisory and legal services provided by third parties related to our previously announced formal strategic alternatives review and the previously disclosed cooperation agreement, (5) property impairments, casualty gains and losses, and gains or losses on sale not already excluded from NAREIT FFO, as appropriate, (6) write-off of pursuit costs, (7) adjustment to deferred taxes and (8) gain on land easements. These items can vary greatly from period to period, depending upon the volume of our acquisition activity and debt retirements, among other factors. We believe that by excluding these items, Core FFO serves as a useful, supplementary measure of Elme Communities' ability to incur and service debt, and distribute dividends to its shareholders. Core FFO is a non-GAAP and non-standardized measure, and may be calculated differently by other REITs.
•NOI is defined as real estate rental revenue less direct real estate operating expenses, is a non-GAAP measure. NOI is calculated as net income, less non-real estate revenue and the results of discontinued operations (including the gain or loss on sale, if any), plus interest expense, depreciation and amortization, lease origination expenses, general and administrative expenses, acquisition costs, real estate impairment, casualty gain and losses and gain or loss on extinguishment of debt. NOI does not include management expenses, which consist of corporate property management costs and property management fees paid to third parties. NOI is the primary performance measure we use to assess the results of our operations at the property level. We believe that NOI is a useful performance measure because, when compared across periods, it reflects the impact on operations of trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from net income. NOI excludes certain components from net income in order to provide results more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. As a result of the foregoing, we provide NOI as a supplement to net income, calculated in accordance with GAAP. NOI does not represent net income or income from continuing operations calculated in accordance with GAAP. As such, NOI should not be considered an alternative to these measures as an indication of our operating performance.

•Net debt to Adjusted EBITDA represents net debt as of period end divided by adjusted EBITDA for the period, as annualized (i.e. three months periods are multiplied by four) or on a trailing 12 month basis. We define net debt as the total outstanding debt reported as per our consolidated balance sheets less cash and cash equivalents at the end of the period.

2025 STIP Performance Results Determined by Compensation Committee

Achievement of 2025 Company Performance Goals (75%)
In the case of Core FFO per share, multifamily NOI growth and net debt to EBITDA goals, management proposed metrics at the beginning of 2025 for measuring threshold, target and high performance levels based on the Company’s business projection and budget materials at that time. These metrics were then extensively reviewed by the Compensation Committee (together with the Board) and approved in February 2025. The resulting approved metrics for each of the financial goals across threshold, target, and high performance levels under the STIP are presented in the table below:

	Threshold	Target	High	Weighting
Core FFO per share	$0.90	$0.93	$0.96	35%
Multifamily NOI Growth	1.0%	2.5%	4.0%	25%
Net debt to Adjusted EBITDA	6.0x	5.5x	5.0x	15%
Prior to the completion of the Portfolio Sale Transaction on November 12, 2025, the Compensation Committee approved revised Company financial goals. The financial goals were based on the budgeted values for each goal as of September 30, 2025, as reflected in the Company’s budget adopted in February 2025, and further adjusted to consider the impact on operations of the review of strategic alternatives and the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and were measured as of September 30, 2025, which was the last complete fiscal quarter prior to completion of the Portfolio Sale Transaction. Some of the impacts considered included stopping the Company’s renovation program, the desire to drive occupancy throughout the year and expenses not originally contemplated in the 2025 budget. These metrics were extensively reviewed by the Compensation Committee (together with the Board) and approved in November 2025. The resulting approved metrics for each of the financial goals across threshold, target, and high performance levels under the STIP are presented in the table below, along with the prorated 2025 actual results:

	Threshold	Target	High	Weighting	Final Results
Core FFO per share	$0.6675	$0.69	$0.7125	35%	$0.71
Multifamily NOI Growth	0.6%	2.1%	3.6%	25%	3.18%
Net debt to Adjusted EBITDA	6.0x	5.5x	5.0x	15%	5.72x
At the request of the Compensation Committee, an internal audit was performed to review management’s calculations for the STIP. This internal audit was then presented to the Compensation Committee for its review and acceptance.
Achievement of 2025 Individual Goals
In the case of the individual objectives (25% weighting) portion of the STIP, the Compensation Committee reviewed and determined the performance of Mr. McDermott and Mr. McDermott reviewed and determined the performance of each of the other NEOs (subject to final approval by the Compensation Committee). With respect to the Compensation Committee’s determination of Mr. McDermott’s performance, the Compensation Committee took into account the execution of the Portfolio Sale Transaction and the Plan of Sale and Liquidation, as well as continuing to maximize the operational performance of the portfolio. With respect to Mr. McDermott’s determination of the performance of the other NEOs, Mr. McDermott took into account, and the Compensation Committee considered, the performance in 2025 of each other NEO in leading his or her respective department and the Company as a whole and in contributing to the financial and operational accomplishments of the Company and execution of the Portfolio Sale Transaction and the Plan of Sale and Liquidation. The final determinations of the Compensation Committee and Mr. McDermott with respect to individual performance are reflected in the actual payout amounts for 2025 under the STIP as presented in the Summary Compensation Table and related footnotes within this Amendment.

STIP Payout Determinations by Compensation Committee
Because the completion of the Portfolio Sale Transaction on November 12, 2025 satisfied the criteria for a Change in Control event as defined in the STIP, the NEOs received prorated awards calculated based on the actual levels of achievement of the prorated performance goals as of November 12, 2025. Based on the results outlined above and prorated as outlined in the terms of the STIP, the Compensation Committee approved the following awards under the STIP in 2025:

	Target Full Year 2025 STIP Award	Target Prorated 2025 STIP Award	Actual Prorated 2025 STIP Award	Actual Prorated 2025 STIP Award as a Percentage of Full Year Target	Actual Prorated 2025 STIP Award as a Percentage of Prorated Target
Paul T. McDermott	$937,500	$811,644	$1,087,927	116.0%	134.0%
Steven M. Freishtat	243,750	211,027	301,628	123.7%	142.9%
Tiffany M. Butcher	395,250	342,189	508,868	128.7%	148.7%
Susan L. Gerock	204,750	177,263	252,123	123.1%	142.2%
W. Drew Hammond	189,000	163,627	248,986	131.7%	152.2%
Long-Term Incentive Plan (LTIP)
Long-Term Incentive Compensation
Under the LTIP, which was a component of the 2025 Compensation Program but has since been terminated, executives were provided the opportunity to earn awards based on (i) the achievement of performance measures (which may have consisted of one or more shareholder return measures and/or one or more strategic measures), which were established for each performance period, and (ii) continued employment with the Company. The Compensation Committee determined the weighting for the performance measures and the time-based measures, which in aggregate totaled 100%. Each year, the Compensation Committee established the threshold, target and high performance goals for each performance measure, and upon or following completion of a performance period, the degree of achievement of each performance measure was determined by the Compensation Committee at its discretion. The awards earned under the LTIP were payable in our common shares of beneficial interest. Because the shares awarded for the achievement of performance measures were issued only after the three-year performance period has ended, no dividends were paid on such shares until the actual performance has been achieved. Dividends were paid on the shares awarded for continued employment from the date of grant. The LTIP is a “rolling” plan, with a new three-year performance period commencing on January 1 of each year.
If a Change in Control (as defined in the LTIP) occurred during a performance period while the participant was employed, the LTIP provided that all time-based awards which were unvested would become vested, and the participant would receive the shareholder return measure-based awards calculated based on actual levels of achievement of the applicable shareholder return measures as of the date of the Change in Control, which award would not be prorated based on the period of employment during the performance period. If during the performance period, the executive’s employment was terminated by Elme without Cause, or the executive resigned with Good Reason, Retired, died or became subject to a Disability (each as defined in the LTIP), all time-based awards which were unvested would become vested, and the executive would receive any shareholder return measure-based awards and strategic measure-based awards, if any, based on actual levels of achievement of the applicable measures as of the date of such event. In the case of all grants, the award would be prorated based on the period of employment during the performance period.
Each participant’s total award under the LTIP with respect to a performance period was stated as a percentage of the participant’s annual base salary determined as of the beginning of the performance period. For 2025, those percentages are as set forth below:

	Threshold	Target	High

Paul T. McDermott	198%	275%	440%
Steven M. Freishtat	95%	135%	196%
Tiffany M. Butcher	133%	190%	280%
Susan L. Gerock	100%	143%	207%
W. Drew Hammond	70%	100%	145%
The LTIP provided that, following completion of a performance period, 100% of the earned performance-based award associated with such completed performance period would vest immediately upon grant.

2025 LTIP Performance Measures Determined by Compensation Committee
In February 2025, the Compensation Committee determined that the allocation of awards for the performance period under the LTIP commencing on January 1, 2025 would be as follows:

			Performance Hurdles
Pay Element	Weighting	Metric	Threshold	Target	High
Performance-Based Equity	60%	Relative Total Shareholder Return	33rd percentile	51st percentile	76th percentile
Time-Based Equity	40%	Vests ratably over three years
2025 Time-Based Awards – 40% of Total LTIP Award
Time-based awards under the LTIP, which were granted at the beginning of the performance period, were subject to a three-year vesting schedule, with the award vesting in one-third increments on each December 15 of the applicable performance period if the participant remains employed by the Company on each of such dates. The dollar value of the time-based award for each executive officer is equal to 40% of his or her target LTIP award, as discussed above.
2025 Relative TSR – 60% of Total LTIP Award
Elme’s relative total shareholder return (“TSR”) performance was measured over the applicable performance period against selected constituents of the FTSE Nareit Residential Index that have equity market capitalization over $0.5 billion and under $15 billion as of December 31, 2024 (“FTSE Residential”) (60% weighting) and a peer group of companies selected by the Compensation Committee (40% weighting), after consultation with its independent compensation consultant, at the beginning of the performance period. See “Role of Compensation Consultant and 2025 Peer Group Analysis” on page 19. Prior to determining performance for an applicable period, the Compensation Committee removed companies from the peer group for such period that cease to be peer group companies as a result of acquisitions, divestitures and other similar actions. Threshold, target and high performance levels for relative TSR are the 33rd, the 51st and the 76th percentiles, respectively. If relative TSR fell between these percentiles, the actual relative TSR performance level was determined by linear interpolation (with an associated payout level in between threshold and target performance levels, or target and high performance levels, as applicable). If relative TSR fell below the applicable threshold level, the portion of the award that was dependent on such goal will not be paid.
LTIP Payout Determinations by Compensation Committee

In February of 2023, 2024 and 2025, the Compensation Committee determined that the allocation of awards for the performance period under the LTIP commencing on January 1, 2023, 2024 and 2025, respectively, would each be (1) 40% time-vesting (based on the Target award opportunity) and (2) 60% vesting based on relative TSR.

Because the completion of the Portfolio Sale Transaction on November 12, 2025 met the criteria for a Change in Control event as defined in the LTIP, the Compensation Committee determined payouts, consistent with the terms of the LTIP pursuant to a Change in Control, for each of the three-year performance periods commencing in 2023, 2024 and 2025.

As of November 12, 2025, which was the end of the adjusted performance period, Elme’s relative TSR ranked above the 76th percentile relative to the FTSE Residential index and peer group of companies for the performance periods commencing in 2024 and 2025, which was the high performance hurdle for each year. Elme’s relative TSR ranked above the 51st percentile relative to the FTSE Residential index and peer group of companies for the performance period commencing in 2023, which was the target performance hurdle. Pursuant to the terms of the LTIP, the Compensation Committee approved the following awards under the LTIP:

	Target 2023-2025 TSR LTIP Award	Target 2023-2025 TSR LTIP Award (as percentage of base salary)	Actual 2023-2025 TSR LTIP Award	Actual 2023-2025 TSR LTIP Award (as a percentage of Target 2023-2025 TSR LTIP Award)
Paul T. McDermott	$1,237,500	165%	$2,009,250	162%
Steven M. Freishtat	263,250	81%	386,886	147%
Tiffany M. Butcher	400,508	114%	597,696	149%
Susan L. Gerock	270,900	86%	396,625	146%
W. Drew Hammond	174,510	55%	256,035	147%

	Target 2024-2026 TSR LTIP Award	Target 2024-2026 TSR LTIP Award (as percentage of base salary)	Actual 2024-2026 TSR LTIP Award	Actual 2024-2026 TSR LTIP Award (as a percentage of Target 2024-2026 TSR LTIP Award)
Paul T. McDermott	$1,237,500	165%	$2,475,000	200%
Steven M. Freishtat	263,250	81%	461,500	175%
Tiffany M. Butcher	484,500	114%	867,500	179%
Susan L. Gerock	270,900	86%	472,500	174%
W. Drew Hammond	189,000	60%	330,750	175%

	Target 2025-2027 TSR LTIP Award	Target 2025-2027 TSR LTIP Award (as percentage of base salary)	Actual 2025-2027 TSR LTIP Award	Actual 2025-2027 TSR LTIP Award (as a percentage of Target 2025-2027 TSR LTIP Award)
Paul T. McDermott	$1,237,500	165%	$2,475,000	200%
Steven M. Freishtat	263,250	81%	461,500	175%
Tiffany M. Butcher	484,500	114%	867,500	179%
Susan L. Gerock	270,900	86%	472,500	174%
W. Drew Hammond	189,000	60%	330,750	175%
Other Executive Compensation Components
CEO Restricted Share Grant
On September 29, 2022, the Compensation Committee recommended to the Board, and following conversations with Elme’s compensation consultant, the Board approved an equity award to Mr. McDermott of 100,000 restricted shares of Elme in accordance with the Amended and Restated 2016 Omnibus Incentive Plan in recognition of Elme’s successful completion of its transformative transactions, including implementation of Elme’s transition into a strategy-led, business to consumer, value-driven multifamily company, Mr. McDermott’s ongoing contribution to Elme’s performance and to further incentivize his continued service to Elme. Subject to certain limited exceptions, 100% of the grant would have vested on September 29, 2027, subject to Mr. McDermott’s continued service until such date of vesting. Per the terms of the award, if Mr. McDermott’s employment is terminated by us or by him other than for Cause (as defined in the LTIP) on or after such date as Mr. McDermott becomes retirement eligible at the end of 2026, his shares will immediately vest. The restricted shares were granted out of and in accordance with the Amended and Restated 2016 Omnibus Incentive Plan. The closing of the Portfolio Sale Transaction constituted a change in control under Mr. McDermott’s restricted share grant and, as a result, such restricted share grant became fully vested upon the closing.
COO Restricted Share Grant
Pursuant to Ms. Butcher’s offer letter to join the Company, Ms. Butcher was awarded $99,995 in restricted shares, granted under the Amended and Restated 2016 Omnibus Incentive Plan, on July 10, 2023, her first date of employment. These 6,064 restricted shares vest in three equal installments over a three-year period, on the first three anniversaries of the grant date. The closing of the Portfolio Sale Transaction constituted a change in control under Ms. Butcher’s restricted share grant and, as a result, Ms. Butcher’s remaining unvested 2,021 restricted shares became fully vested.

Supplemental Executive Retirement Plan
Because the Internal Revenue Code of 1986 (the “Code”) limits the benefits that would otherwise be provided by our qualified retirement programs, Elme provides a supplemental executive retirement plan (“SERP”) for the benefit of the NEOs. This plan was established in November 2005 and is a defined contribution plan under which, upon a participant’s termination of employment from Elme for any reason other than cause (as defined in the SERP), the participant will be entitled to receive a benefit equal to the participant’s accrued benefit times the participant’s vested interest. A participant’s benefit accrues over years of service. Elme makes contributions to the plan on behalf of the participant ranging from 12.7% to 17% of base salary. The exact contribution percentage is based on the participant’s current age and service such that, at age 65, the participant could be expected to have an accumulation (under assumptions made under the plan) that is approximately equal to the present value of a life annuity sufficient to replace 40% of his or her final three-year average salary.
Participants generally become “conditionally vested” in their accrued benefit under the SERP after attainment of age 55 and twenty years of continuous employment with Elme or upon the tenth anniversary of their participation in the SERP (subject to not engaging in prohibited competitive activities during a two-year restriction period). Participants generally become “unconditionally vested” in their accrued benefit under the SERP upon attainment of age 65, death, total and permanent disability, involuntary discharge other than for cause or a change in control. In 2023, Mr. McDermott became conditionally vested following the tenth anniversary of his participation in the SERP.

Elme accounts for this plan in accordance with Accounting Standards Codification (“ASC”) 710, Compensation - General and ASC 320, Investments - Debt and Equity Securities, whereby the investments are reported at fair value, and unrealized holding gains and losses are included in earnings. For the years ended December 31, 2025, 2024 and 2023, Elme recognized current service cost of $313,000, $317,000 and $277,000, respectively. Because the completion of the Portfolio Sale Transaction on November 12, 2025 met the criteria for a Change in Control event as defined in the SERP, the accrued benefit for each participant became fully vested as of November 12, 2025. Subsequent to Ms. Gerock’s departure from the Company, she received payment of her vested balance in 2026.

Severance Plan
On August 4, 2014, the Board and Compensation Committee adopted an Executive Officer Severance Pay Plan to provide specified benefits to executive officers in the event of their termination of employment from Elme. Under the severance plan, in the event of a qualifying termination of employment of an executive officer, the executive officer will be entitled to receive a severance payment, equal to a number of weeks of severance pay, based on his or her base salary and number of years of service.
Under the severance plan each executive officer will also be entitled to receive a severance benefit comprised of an ongoing payment from Elme equal to the employer portion of current medical, dental and vision elections for the period of severance (or, if less, the applicable Consolidated Omnibus Budget Reconciliation Act (“COBRA”) payment). Any severance pay and severance benefits described above will be subject to applicable payroll and tax withholding.
The severance pay and severance benefits under the severance plan are in addition to, and not in lieu of, any applicable equity vesting, acceleration of payment or other benefits that may exist under the LTIP, the STIP, the SERP, any change in control agreements, and other compensation plans. If the executive officer is entitled to severance payments under a change in control agreement with Elme, then the executive officer will also not receive payment under the severance plan. In addition, for the President and Chief Executive Officer, he will be entitled to the severance payments under the severance plan or his employment letter with Elme, whichever is greater. The severance plan defines participating executive officers to be officers at the level of President and Chief Executive Officer, Executive Vice President or Senior Vice President. Because each of the NEOs had a change in control agreement with Elme, some of which have since been superseded by the Retention Agreements discussed below, no NEO was entitled to a payment under the severance plan as a result of a chance in control.

Deferred Compensation Plan
Beginning in 2007, Elme adopted a plan that allows officers to voluntarily defer a percentage or dollar amount of his or her salary and/or his or her STIP awards. The amounts deferred are not included in the officer’s current taxable income and, therefore, are not currently deductible by us. Salary deferrals are credited during the year with earnings based on the weighted average interest rate on Elme’s fixed rate bonds as of December 31 of each calendar year. STIP awards are deferred as RSUs, with a 25% match of RSUs on the deferred amount. The 25% match vests in full after three years. The RSUs are credited with an amount equal to the corresponding dividend paid on Elme’s common shares. Participants may elect to defer receipt of payments to a specified distribution date that is at least three years from the first day of the year to which the salary deferred related or, if applicable, at least five years from any previously designated distribution date. If a participant has not elected to further defer a distribution beyond the original designated distribution date, then payment will commence upon the earliest of (1) the original specified distribution date, (2) the date the participant terminates employment from Elme, (3) the participant’s death, (4) the date the participant sustains a total and permanent disability, or (5) a change in control. Amounts deferred into RSUs will be paid in the form of shares. The plan is unfunded, and payments are to be made from general assets of Elme. Currently, none of our NEOs participate in this plan.
Change in Control Agreements
We maintained change of control agreements with each of our NEOs. On January 22, 2026, Elme entered into retention agreements with each of the then employed NEOs, Messrs. McDermott, Freishtat and Hammond and Ms. Butcher (the “Retention Agreements”). By entering into the Retention Agreements, each NEO effectively waived their ability to claim involuntary termination under their existing change in control agreements (the “Change in Control Agreements”) during the liquidation process as a result of diminution in duties, responsibilities or compensation from those duties, responsibilities or compensation that existed prior to the closing of the Portfolio Sale Transaction.

Non-Executive Officer Long-Term Incentive Plan
For the performance period beginning January 1, 2022, each of Messrs. Freishtat and Hammond participated in our non-executive officer long-term incentive plan.

Under the long-term incentive plans for non-executive officers, Mr. Freishtat was granted 6,495 RSUs and Mr. Hammond was granted 8,145 RSUs, for the one-year performance period beginning on January 1, 2022, which were determined based upon annual performance calculations at the conclusion of the performance period. The RSUs vest ratably over three years from December 15, 2023 based upon continued employment. Because the completion of the Portfolio Sale Transaction on November 12, 2025 met the criteria for a Change in Control event as defined in the long-term incentive plan for non-executive officers, Messrs. Freishtat’s and Hammond’s restricted share grants under the long-term incentive plans for non-executive officers became fully vested.

Perquisites
NEOs participate in other employee benefit plans generally available to all employees on the same terms. In addition, the NEOs are provided with supplemental life insurance and paid parking. The Compensation Committee believes that these benefits are reasonable and consistent with its overall compensation program and that such benefits better enable Elme to attract and retain key employees. For more information on specific benefits and perquisites, see the footnotes to the Summary Compensation Table.
Retention Program

Retention Agreements

As a result of the completion of the Portfolio Sale Transaction and the adoption of the Plan of Sale and Liquidation, which met the criteria for a change in control under Elme’s various compensation plans, all outstanding awards under Elme’s STIP and Elme’s LTIP, each as discussed in more detail above, were vested or paid, as applicable.

With the goal of supporting the operations of the Elme during the ongoing implementation of the Plan of Sale and Liquidation and providing Elme with additional flexibility in retaining the services of Messrs. McDermott, Freishtat and Hammond and Ms. Butcher as needed throughout the process, on January 22, 2026, Elme entered into the Retention Agreements with Messrs. McDermott, Freishtat and Hammond and Ms. Butcher which provided for the terms of an executive compensation program during the Plan of Sale and Liquidation. The Retention Agreements provide for continuation of existing base salary for each of Messrs. McDermott, Freishtat and Hammond and Ms. Butcher, the Retention Payments (as defined below) and an additional compensation opportunity. For Messrs. McDermott and Hammond and Ms. Butcher, the additional compensation opportunity consists of participation in the New Officer STIP, discussed below, while the additional compensation opportunity for Mr. Freishtat consists of a one-time bonus payment of $25,000 if he remained employed through his Retention Date (as defined below). As a condition to receiving the applicable Retention Payment, each officer must sign a general release of claims. By entering into the Retention Agreements, each Officer also effectively waives their ability to claim involuntary termination under their existing Change in Control Agreements during the liquidation process as a result of diminution in duties, responsibilities or compensation from those duties, responsibilities or compensation that existed prior to the closing of the Portfolio Sale Transaction.

In each case, the Retention Agreement supersedes the applicable NEO’s Change in Control Agreement and, as applicable, their employment agreement and offer letter terms, each of which was effectively terminated. Under the terms of the Retention Agreements, each of Messrs. McDermott, Freishtat and Hammond and Ms. Butcher will instead receive $5,062,631, $1,202,639, $1,029,484, and $1,661,939, respectively, which is the amount they each would have been entitled to in connection with an involuntary termination of employment under their Change in Control Agreement, if they remain employed by Elme through their agreed upon retention period (the “Retention Payment”). The retention period for Mr. McDermott, Ms. Butcher and Mr. Hammond will end on the earlier of November 13, 2026 and the date that is forty-five (45) days after all of Elme’s remaining properties have been sold and for Mr. Freishtat ended of the first business day after the date of filing of Elme’s Original 10-K Filing, which was March 2, 2026 (each, a “Retention Date”). The Retention Agreements provide that the Retention Payments for Ms. Butcher and Messrs. Freishtat and Hammond are to be paid in lump sum, while Mr. McDermott’s Retention Payment is to be paid in 36 monthly installments.

Under the Retention Agreements, if such officer’s employment is Involuntarily Terminated prior to their Retention Date, Elme is obligated to pay the officer the full amount of the Retention Payment within sixty (60) days of such officer’s date of termination, and the officer will remain eligible to receive a pro rata amount of his or her additional compensation opportunity, as applicable. For purposes of the Retention Agreements, “Involuntary Termination” means (i) the termination of a participating officer’s employment by Elme or its successor for any other reason than for cause, or (ii) a termination by the officer as a result of a material diminution, without the officer’s consent, of his or her base salary and for Messrs. McDermott and Hammond and Ms. Butcher, the Award Opportunity (as defined below) under the New Officer STIP, as discussed below, which diminution has not been remedied within 30 days of such officer’s notice to Elme of the diminution.

New Officer STIP

Following consultation with FPC, on January 21, 2026, the Board approved the Elme Communities Executive Officer Short-Term Incentive Plan, effective as of November 13, 2025 (the “New Officer STIP”), which provides for an award opportunity for Messrs. McDermott and Hammond and Ms. Butcher based on achievement of three metrics: (i) the value of the additional liquidating distributions to Elme’s shareholders, which will be 40% of the award opportunity, (ii) the timing of completion of the sales of Elme’s remaining assets, which will be 40% of the award opportunity, and (iii) performance measures in furtherance of implementing the Plan of Sale and Liquidation, consisting of efficient operation of Elme’s remaining assets, employee retention and successfully implementing the Plan of Sale and Liquidation, which will be 20% of the award opportunity. The performance period under the New Officer STIP runs from November 13, 2025 through the earlier of (i) November 13, 2026 and (ii) the date on which the actual levels of achievement of the additional liquidating distributions and timing metrics are otherwise determined by the Compensation Committee of the Board.

Each executive officer’s total award under the New Officer STIP with respect to the performance period is stated as a percentage of the executive officer’s annual base salary (subject to adjustment if the executive officer is promoted during the performance period, in which case the annual base salary shall be prorated for the portion of the performance period such executive officer had each base salary, as was the case for Mr. Hammond, who was promoted to Executive Vice President on March 3, 2026). The percentages of base salary by position (the “Award Opportunity”) are as set forth below:

	Threshold	Target	High
President and Chief Executive Officer	45%	90%	135%

Executive Vice President	37%	75%	120%
Senior Vice President	30%	60%	105%

In connection with the approval of the New Officer STIP, the Compensation Committee of the Board terminated the existing STIP and the existing LTIP.

Policies Applicable to Executives
Clawback Policy
On October 19, 2023, the Board adopted a compensation recovery policy that provides for the mandatory recovery (clawback) of incentive compensation from covered executives in certain situations in compliance with recent SEC and NYSE rules. Specifically, in the event Elme’s financial results are restated due to material noncompliance with any financial reporting requirement, Elme is required (except in limited circumstances) to recover the amount of excess incentive compensation received by any covered officer.
Hedging Prohibition Policy
To prevent speculation or hedging in our shares by trustees, officers or employees, Elme has adopted a policy prohibiting hedging. The policy states that Elme strictly prohibits any trustee, officer or employee from engaging in any type of hedging or monetization transactions to lock in the value of his or her Elme share holdings. Such transactions, while allowing the holder to own Elme shares without the full risks and rewards of ownership, potentially separate the holder’s interest from those of the other Elme shareholders. Therefore, no trustee, officer or employee is permitted to purchase or sell any derivative securities relating to Elme shares, such as exchange-traded options to purchase or sell Elme shares, or other financial instruments that are designed to hedge or offset any decrease in the market value of Elme shares (including but not limited to prepaid variable forward contracts, equity swaps, collars and exchange funds).
Margin Loan Prohibition Policy
Elme maintains a policy that no executive officer may take a margin loan for which Elme’s shares are used, directly or indirectly, as collateral for the loan. Such persons are also prohibited from otherwise pledging Elme securities as collateral for a loan agreement.
Insider Trading Policy
For a discussion on Elme’s Insider Trading Policy, refer to Item 10 subsection “Insider Trading Policy” on page 15.

Timing of Certain Equity Awards
Elme does not currently grant awards of stock options, stock appreciation rights, or similar option-like awards as part of its compensation program. Elme does not time the disclosure of material non-public information, or the granting of equity awards, for the purpose of impacting the value of executive compensation.
Executive Ownership Policy
The Compensation Committee believes that common share ownership allows our executives to better understand the viewpoint of shareholders and incentivizes them to enhance shareholder value by aligning their interests with shareholders’ interests. Since 2010, Elme has had a share ownership policy that requires each executive to retain an aggregate number of common shares having a market value at least equal to a specified multiple of such executive’s annual base salary. The aggregate number of common shares required to be held by each executive is determined based on the executive’s base salary as of the date they first become subject to the share ownership policy and calculated using the market value of common shares over the 60 trading days prior to such date. Once established, an executive’s common share ownership goal will not change because of changes in his or her annual base salary or fluctuations in Elme’s common share price. The applicable multiples of base salary required to be held are as follows:

Title	Multiple of Base Salary
Chief Executive Officer and President	3.0x
Executive Vice Presidents	2.0x
Senior Vice Presidents	1.0x
The policy requires that each executive attain the applicable share ownership level set forth above within five years after he or she becomes subject to the policy. The policy also contains additional terms and conditions, including an interim ownership requirement for executives during the transition period to the full requirements.
Tax Deductibility of Executive Compensation
Section 162(m) of the Code generally disallows a tax deduction to public companies for individual compensation in excess of $1 million paid to its chief executive officer, chief financial officer, and each of its three other most highly compensated executive officers (including individuals who formerly held these positions), in any taxable year unless such compensation is covered by the grandfather rule for certain items of compensation paid pursuant to a written binding contract that was in effect on November 2, 2017. To the extent that compensation paid to Elme’s executive officers is subject to and does not qualify for deduction under Section 162(m), Elme is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to establish compensation programs that we believe provide appropriate incentives and reward our executives relative to their performance. Elme believes that it must maintain the flexibility to take actions that may not qualify for tax deductibility under Section 162(m) if it is deemed to be in the best interests of Elme.

Compensation Committee Matters
The Compensation Committee is responsible for approving executive compensation decisions and making recommendations to the Board. The Compensation Committee is also responsible for approving and making recommendations to the Board with respect to other employee compensation and benefit plan matters. In addition, the Compensation Committee is required to produce an annual report on executive compensation, in accordance with applicable SEC rules and regulations.
The Compensation Committee is comprised of at least three independent members of the Board (as the term “independent” is defined in the applicable listing standards of the NYSE). The current Compensation Committee charter was adopted on October 17, 2024. Among other matters, the Compensation Committee charter provides the Compensation Committee with the independent authority to retain and terminate any compensation consulting firms or other advisors to assist in the evaluation of trustee, Chief Executive Officer and other executive compensation.
The Compensation Committee meets at least once annually or more frequently as circumstances require. Each meeting allows time for an executive session in which the Compensation Committee and outside advisors, if requested, have an opportunity to discuss all executive compensation issues without members of management being present.
Compensation Policies and Risk Management
As part of the Board’s oversight of Elme’s risk management policies, the Compensation Committee members evaluate the principal elements of executive and non-executive compensation to determine whether they encourage excessive risk-taking. While the Compensation Committee members focus primarily on the compensation of the executive officers because risk-related decisions depend predominantly on their judgment, they also consider other Elme employees operating in decision-making capacities. Prior to the closing of the Portfolio Sale Transaction, the 2025 Compensation Program consisted of a mix of salary, cash bonus and long-term equity-based compensation with a heavier weighting on long-term equity. The performance measures for the LTIP and STIP awards, which consisted of both financial and non-financial performance measures, were determined at the beginning of each performance period and utilized a balanced variety of performance measures, including financial and non-financial performance measures, and included achievement against both single-year and multi-year metrics. As an additional safeguard against unnecessary or excessive risk taking, even if pre-established performance metrics are satisfied, the Compensation Committee retained the right to reduce the overall and individual short-term incentive awards. After the closing of the Portfolio Sale Transaction, Elme uses a mix of salary and short-term cash incentives, which are tied to three different metrics, with both financial and non-financial performance measures. The Compensation Committee has implemented additional policies and practices that we believe have further mitigated compensation driven risk. Some of these policies and practices include the adoption of a clawback policy and the adoption of executive officer share ownership guidelines, as described in more detail elsewhere in this Amendment.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee is comprised of Messrs. Nolan (chair), Butcher and Winns, and Ms. Carras. The Compensation Committee was responsible for making decisions and recommendations to the Board with respect to compensation matters. There are no Compensation Committee interlocks and no Elme employee serves on the Compensation Committee.
Compensation Committee Report
The Compensation Committee of Elme has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on form 10-K for the fiscal year ended December 31, 2025.

SUBMITTED BY THE COMPENSATION COMMITTEE:
Thomas H. Nolan, Jr., Compensation Committee Chair
Benjamin S. Butcher, Compensation Committee Member
Susan Carras, Compensation Committee Member
Vice Adm. Anthony L. Winns (RET.), Compensation Committee Member

COMPENSATION TABLES

Summary Compensation Table
The Summary Compensation Table has been prepared to comply with the disclosure requirements of the SEC. The Summary Compensation Table sets forth the compensation paid for 2025, 2024 and 2023 to each of our “NEOs” (who are the executive officers set forth in the Summary Compensation Table) and includes as compensation for the indicated year all incentive compensation awards granted in that year (although the awards were made with respect to performance in other years).

(a)	(b)	(c)	(e)	(g)		(i)	(j)
Name and Principal Position	Year	Salary ($)	Stock Awards ($) [3]	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) [7]	Total ($)
Paul T. McDermott President and Chief Executive Officer	2025	750,000	2,061,748	1,087,927	4	161,475	4,061,150
	2024	750,000	2,081,671	990,000	5	158,700	3,980,371
	2023	750,000	1,979,304	815,250	6	163,272	3,707,826
Steven M. Freishtat Executive Vice President and Chief Financial Officer [1]	2025	325,000	413,468	301,628	4	64,635	1,104,731
	2024	325,000	416,778	254,150	5	61,662	1,057,590
	2023	307,791	400,062	214,175	6	51,781	973,809
Tiffany M. Butcher Executive Vice President and Chief Operating Officer	2025	425,000	767,421	508,868	4	77,950	1,779,239
	2024	425,000	773,682	439,238	5	75,200	1,713,120
	2023	196,154	607,744	171,470	6	34,979	1,010,347
Susan L. Gerock Former Senior Vice President and Chief Information Officer [2]	2025	315,000	423,380	252,123	4	1,113,467	2,103,970
	2024	315,000	426,771	218,768	5	54,436	1,014,975
	2023	315,000	409,604	185,850	6	58,306	968,760
W. Drew Hammond Senior Vice President, Chief Administrative Officer, Treasurer and Secretary [1]	2025	315,000	296,534	248,986	4	56,867	917,387
	2024	315,000	298,894	212,468	5	55,386	881,748
	2023	310,155	211,865	159,233	6	44,556	725,809
1    On March 2, 2026, Steven Freishtat stepped down from his role as Chief Financial Officer and as an employee of the Company. On March 3, 2026, W. Drew Hammond was appointed to serve as Executive Vice President and Chief Financial Officer, in addition to his other roles.
2 On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025.

3    Column (e) represents the total grant date fair value of all equity awards computed in accordance with FASB ASC Topic 718. The assumptions used to calculate these amounts are described in note 12 to the consolidated financial statements for the year ended December 31, 2025, included in the Original 10-K Filing.
The grant date fair value for the 2025 relative TSR awards under our LTIP (based on achievement of performance objectives over a three-year performance period commencing January 1, 2025 and concluding December 31, 2027) is based upon the probable outcome of the applicable performance conditions at target, as follows: Mr. McDermott: $1,228,545; Mr. Freishtat: $236,236; Ms. Butcher: $441,210; Ms. Gerock: $242,052; and Mr. Hammond: $169,287. The value of 2025 relative TSR awards at the grant date assuming achievement at the highest level of performance conditions are as follows: Mr. McDermott: $2,475,000; Mr. Freishtat: $461,500; Ms. Butcher: $867,000; Ms. Gerock: $472,500; and Mr. Hammond: $330,750. The grant date fair value of the time-based LTIP awards is determined using the fair value of

Elme’s common shares on the grant date. Each NEO received a payout of the 2025 relative TSR awards on November 19, 2025, based on the amount associated with the highest level of performance conditions.
Ms. Butcher also received an equity award of 6,064 restricted shares on July 10, 2023, which had a grant date fair value of $99,995. The shares awarded vest over three years, with one-third vesting on each of July 10, 2024, 2025 and 2026. The unvested 2,021 restricted shares became fully vested for $33,569 upon the closing of the Portfolio Sale Transaction.
4    The NEOs’ non-equity incentive plan compensation for 2025, which is reported in column (g) of this table, was determined by the Compensation Committee on February 12, 2025 and was revised as a result of the adoption of the Plan of Sale and Liquidation and the Portfolio Sale Transaction on November 12, 2025. These amounts represent the amount of the 2025 STIP awards to each of the NEOs, as further discussed above. The cash award was paid in November 2025 and the payments were recorded as expenses for 2025.
5    The NEOs’ non-equity incentive plan compensation for 2024, which is reported in column (g) of this table, was determined by the Compensation Committee on February 12, 2025. These amounts represent the amount of the 2024 STIP awards to each of the NEOs, as further discussed above. The cash award was paid in February 2025 and the payments were recorded as expenses for 2024.
6    The NEOs’ non-equity incentive plan compensation for 2023, which is reported in column (g) of this table, was determined by the Compensation Committee on February 13, 2024. These amounts represent the amount of the 2023 STIP awards to each of the NEOs and, as applicable, prorated for the amount of time during the performance period that he or she was employed in the applicable role. The cash award was paid in February 2024 and the payments were recorded as expenses for 2023.
7    For 2025, the amounts shown in column (i) include the life insurance premiums paid by us for group term life insurance, our match for each individual who made 401(k) contributions, SERP contributions, years of service award, membership dues, parking and severance payments paid or accrued. The table below shows the components of “All Other Compensation” for 2025:

Name	Life Insurance ($)	401(k) Company Match ($)	SERP Contributions ($)	Years of Service Award ($)		Membership Dues ($)	Parking ($)	Severance ($)		Total ($)
Mr. McDermott	17,915	12,250	127,500	—		—	3,810	—		161,475
Mr. Freishtat	2,985	10,938	45,273	1,500	(a)	1,054	2,885	—		64,635
Ms. Butcher	—	12,250	62,815	—		—	2,885	—		77,950
Ms. Gerock	3,009	9,965	34,838	—		—	1,795	1,063,860	(b)	1,113,467
Mr. Hammond	2,462	11,025	41,360	—		60	1,960	—		56,867

(a) All employees, including executives, are eligible for such awards under the Company’s anniversary milestone award program, pursuant to which employees receive cash awards in recognition of significant service anniversaries with the Company. Mr. Freishtat’s “All Other Compensation” reflects an award to recognize 10 years of service.
(b) On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025, and in connection with her resignation, on November 14, 2025, the Company and Ms. Gerock entered into a Separation Agreement and Release of Claims (the “Separation Agreement”) providing for her resignation as of November 14, 2025. The Separation Agreement provided for the payment of the termination benefits contemplated under her Change in Control Agreement, dated February 2, 2022, as amended, including 24 months of base salary continuation; annual bonus payments for the period in which she receives base salary continuation (based on her prior three-year average and pro-rated for any partial year); and up to 18 months of COBRA premiums paid for by the Company.

Grants of Plan-Based Awards
The following table presents information regarding grants made to the NEOs during 2025 under Elme’s STIP and LTIP.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[3]			Estimated Future Payouts Under Equity Incentive Plan Awards[4]			All Other Stock Awards: Number of Shares of Stock or Units (#)[5]	Grant Date Fair Value of Stock and Option Awards ($)[6]
		Threshold ($)	Target ($)	High ($)	Threshold ($)	Target ($)	High ($)
Paul T. McDermott	2/12/2025				660,000	1,237,500	2,475,000		1,228,545
	2/12/2025	472,500	937,500	1,410,000
	2/12/2025							54,708	833,203
Steven M. Freishtat [1]	2/12/2025				133,250	263,250	461,500		236,236
	2/12/2025	133,250	243,750	432,250
	2/12/2025							11,637	177,232
Tiffany M. Butcher	2/12/2025				242,250	484,500	867,000		441,210
	2/12/2025	199,750	395,250	671,500
	2/12/2025							21,419	326,211
Susan L. Gerock [2]	2/12/2025				135,450	270,900	472,500		242,052
	2/12/2025	110,250	204,750	362,250
	2/12/2025							11,906	181,328
W. Drew Hammond [1]	2/12/2025				94,500	189,000	330,750		169,287
	2/12/2025	94,500	189,000	330,750
	2/12/2025							8,355	127,247
1    On March 2, 2026, Steven Freishtat stepped down from his role as Chief Financial Officer and as an employee of the Company. On March 3, 2026, W. Drew Hammond was appointed to serve as Executive Vice President and Chief Financial Officer, in addition to his other roles.
2 On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025.
3    The amounts shown in columns (c), (d) and (e) reflect the threshold, target and high payment levels for 2025 under the STIP. The actual cash bonuses received by each of the NEOs for performance in 2025, paid in November 2025, are set out in column (g) of the Summary Compensation Table.
4    Amounts represent 2025 awards under our LTIP that were based on achievement of performance objectives over a three-year performance period (commencing January 1, 2025 and concluding December 31, 2027). For performance below threshold levels, no incentives would have been paid pursuant to the program, and the maximum award would only have be paid if actual performance meets or exceeds the high level of performance. The award was paid out in a number of unrestricted shares on November 19, 2025, in connection with the closing of the Portfolio Sale Transaction, which constituted a change of control under the award, with the total number of shares issued determined by dividing the dollar amount payable by the closing price per share on November 12, 2025 following the end of the applicable performance period.
5    Amounts represent time-based restricted share awards pursuant to the LTIP that vested on November 12, 2025.
6    The amounts reported in the Grant Date Fair Value of Stock and Option Awards column show the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, using the assumptions discussed in note 12 to the consolidated financial statements for the year ended December 31, 2025, included in the Original 10-K Filing. The grant date fair value of the 2025 awards under our LTIP are based upon the probable outcome of the applicable performance conditions.

For unvested and vested restricted shares throughout the year, an amount equal to the dividends granted on the shares is paid at the same time dividends on common shares are paid.

Narrative to Summary Compensation and Grants of Plan-Based Awards Table
The following discussion should be read in conjunction with (i) the “2025 Summary Compensation Table” and the “2025 Grants of Plan-Based Awards Table,” as well as the footnotes to such tables, and (ii) the disclosure under the caption “Compensation Discussion and Analysis” above.
CEO Employment Letter
On August 20, 2013, Elme announced that it had selected Mr. McDermott to be its new President and Chief Executive Officer and had entered into an employment letter specifying the terms of his employment. Under the employment letter, effective January 1, 2014, Mr. McDermott became eligible to participate in the STIP and LTIP at the Chief Executive Officer level, in accordance with the terms of the STIP and the LTIP, as they may be amended by the Board for all participating employees generally from time to time.
The employment letter entitled Mr. McDermott to a 401(k) match and participation in our SERP. The employment letter required Mr. McDermott to protect the confidentiality of Elme confidential information and comply with Elme’s share ownership guidelines described elsewhere in this Amendment. It further provided that he would enter into the form of indemnification agreement entered into by and between Elme and its other officers and Board members.
The employment letter provides that either Mr. McDermott or Elme may terminate the employment relationship at any time for any lawful reason, with or without Cause, Good Reason (as defined in the employment letter) or notice. If Mr. McDermott’s employment was terminated without Cause or he terminated for Good Reason, he would receive the following severance benefits, payable in installments according to Elme’s payroll cycle, and pro-rata portions of any STIP and LTIP values as determined by the applicable plans, provided that he signs Elme’s standard separation agreement and general release. If Mr. McDermott were to be terminated without Cause or for Good Reason (each as defined in the employment letter), he would receive 12 months of base salary.

COO Employment Letter
On June 2, 2023, Elme entered into an offer letter with Ms. Butcher specifying the terms of her employment. Pursuant to Ms. Butcher’s offer letter, Ms. Butcher was entitled to participate in Elme’s executive compensation program, including the STIP and LTIP, in accordance with the terms of the STIP and the LTIP, as they may be amended by the Board from time to time. Pursuant to Ms. Butcher’s offer letter, Ms. Butcher was awarded $99,995 in restricted shares, granted under the Amended and Restated 2016 Omnibus Incentive Plan, on her first date of employment, which was July 10, 2023. These 6,064 restricted shares were subject to vest in three equal installments over a three-year period, on the first, second and third, anniversaries of the grant date. Upon closing of the Portfolio Sale Transaction, Ms. Butcher’s remaining unvested 2,021 restricted shares became fully vested.
Retention Agreements
On January 22, 2026, Elme entered into Retention Agreements with each of Messrs. McDermott, Freishtat and Hammond and Ms. Butcher. The Retention Agreements supersede Mr. McDermott’s and Ms. Butcher’s employment agreement and offer letter terms, each of which was effectively terminated. For more detailed information see “–Compensation Discussion and Analysis – Retention Program – Retention Awards” above.

Equity Awards
The equity awards granted to our NEOs during 2025 that appear in the tables above were granted pursuant to our LTIP, which is described further in the Compensation Discussion and Analysis section under the caption “Long-Term Incentive Compensation.”

Outstanding Equity Awards at Fiscal Year-End
Because the completion of the Portfolio Sale Transaction on November 12, 2025 met the criteria for a Change in Control event as defined in the LTIP, all previously issued time-based awards which had remained subject to vesting under the LTIP vested as of November 12, 2025. Additionally, as discussed above, pursuant to the terms of his September 29, 2022 grant, upon the closing of the Portfolio Sale Transaction, Mr. McDermott’s 100,000 restricted shares became fully vested. Pursuant to the terms of the grant made to Ms. Butcher upon joining Elme, Ms. Butcher’s remaining unvested 2,021 restricted shares become fully vested upon the closing of the Portfolio Sale Transaction. Therefore, there were no outstanding equity awards held by our NEOs as of December 31, 2025.

2025 Option Exercises and Stock Vested
The following table sets forth the value realized by our NEOs in 2025 upon the vesting of common share awards in 2025. None of our NEOs had outstanding options or exercises of options in 2025.

	(d)	(e)
	Stock Awards[3]
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[4]
Paul T. McDermott	626,850	10,411,979
Steven M. Freishtat [1]	103,970	1,726,942
Tiffany M. Butcher	185,598	3,082,136
Susan L. Gerock [2]	104,246	1,731,526
W. Drew Hammond [1]	74,243	1,233,176
1    On March 2, 2026, Steven Freishtat stepped down from his role as Chief Financial Officer and as an employee of the Company. On March 3, 2026, W. Drew Hammond was appointed to serve as Executive Vice President and Chief Financial Officer, in addition to his other roles.
2    On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025.
3    Because the completion of the Portfolio Sale Transaction on November 12, 2025 met the criteria for a Change in Control event as defined in the LTIP, the participants vested in the following on November 12, 2025: (1) the TSR measure-based awards, for the performance periods commencing on January 1, 2023, 2024 and 2025, calculated based on the actual levels of achievement as of November 12, 2025, (2) the non-executive officer LTIP awards for of Messrs. Freishtat and Hammond, (3) all previously issued time-based awards under the LTIP, and (4) the CEO and COO restricted share grants for Mr. McDermott and Ms. Butcher, respectively.
4    Amounts reported are based on the closing price of Elme’s common shares on the NYSE as of date that the shares vested, multiplied by the number of such unvested shares vesting on such date.

Supplemental Executive Retirement Plan
The following table presents information regarding the contributions to and earnings on the NEOs’ SERP balances during 2025 as of December 31, 2025. For additional information on the SERP, see “Other Executive Compensation Components – Supplemental Executive Retirement Plan.”

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)[3]	Aggregate Earnings in Last FY ($)[4]	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Paul T. McDermott	—	127,500	338,740	—	2,700,818
Steven M. Freishtat [1]	—	45,273	20,179	—	158,454
Tiffany M. Butcher	—	62,815	23,777	—	183,556
Susan L. Gerock [2]	—	34,838	22,239	—	195,663
W. Drew Hammond [1]	—	41,360	18,435	—	144,759

1    On March 2, 2026, Steven Freishtat stepped down from his role as Chief Financial Officer and as an employee of the Company. On March 3, 2026, W. Drew Hammond was appointed to serve as Executive Vice President and Chief Financial Officer, in addition to his other roles.
2 On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025.
3    The amounts reflected in this column are reported as compensation for the last completed fiscal year in the Summary Compensation Table.
4    The amounts reflected in this column are not included in the Summary Compensation Table because they do not constitute “above-market” or “preferential” earnings, as the terms are defined in SEC Regulation S-K 402(c)(2)(viii)(B).

Potential Payments upon Termination or Change in Control
The following table lists the estimated amounts each of the NEOs would have become entitled to had their employment with Elme terminated on December 31, 2025, under the circumstances described below.

Name	Benefit	For Cause / Without Good Reason ($)	Death or Disability ($)	Change in Control and Termination ($)[2,3]	Change in Control ($)
Paul T. McDermott	Cash Severance	—	—	4,997,250	—
	Vested SERP	—	2,700,818	2,700,818	—
	Total Value of Benefits	—	2,700,818	7,698,068	—
Steven M. Freishtat [1]	Cash Severance	—	—	1,137,500	—
	Vested SERP	—	158,454	158,454	—
	Total Value of Benefits	—	158,454	1,295,954	—
Tiffany M. Butcher	Cash Severance	—	—	1,640,500	—
	Vested SERP	—	183,556	183,556	—
	Total Value of Benefits	—	183,556	1,824,056	—
W. Drew Hammond [1]	Cash Severance	—	—	1,008,000	—
	Vested SERP	—	144,759	144,759	—
	Total Value of Benefits	—	144,759	1,152,759	—
1    On March 2, 2026, Steven Freishtat stepped down from his role as Chief Financial Officer and as an employee of the Company. On March 3, 2026, W. Drew Hammond was appointed to serve as Executive Vice President and Chief Financial Officer, in addition to his other roles.
2    The cost of COBRA continuation benefits has not been included in the total change in control and termination benefit amount, as the value would not be material.
3    Because the completion of the Portfolio Sale Transaction on November 12, 2025 met the criteria for a change in control event under each listed officer’s Change in Control Agreement, any termination without cause or for good reason would have resulted in the payment amount listed under the “Change in Control and Termination” column.
On November 10, 2025, the Company and Susan Gerock agreed to a mutual separation, pursuant to which Ms. Gerock resigned from all positions she held with the Company effective as of November 14, 2025, and in connection with her resignation, on November 14, 2025, the Company and Ms. Gerock entered into the Separation Agreement providing for her resignation as of November 14, 2025. The Separation Agreement provided for the payment of the termination benefits contemplated under her Change in Control Agreement, dated February 2, 2022, as amended, including 24 months of base salary continuation; annual bonus payments for the period in which she receives base salary continuation (based on her prior three-year average and pro-rated for any partial year); and up to 18 months of COBRA premiums paid for by the Company. In exchange for the separation benefits to be provided to her, Ms. Gerock agreed to a general release of claims and other customary provisions, including confidentiality, cooperation in transition, and the return of Company property. Pursuant to such Separation Agreement, Ms. Gerock would not have become entitled to any benefits if her employment with Elme had terminated on December 31, 2025.

Change in Control Agreements
Prior to entering into the Retention Agreements, Elme had entered into change in control agreements with the NEOs that entitled them to continuation of compensation and other benefits from Elme in the event of termination due to a “change in control” (as defined in these agreements) of Elme. The basic rationale for these change in control protections was to diminish the potential distractions due to personal uncertainties and risks that inevitably arise when a change in control is threatened or pending.

Under the change in control agreements, the cash termination benefits payable in connection with a change in control required a “double trigger,” which means that (1) there is a “change in control” (as that term is defined in the applicable agreement) and (2) after the change in control, the covered NEO’s employment is “involuntarily terminated” by Elme or its successor not for “cause” (as both terms are defined in the applicable agreement), but including a termination by the executive because their duties, responsibilities or compensation are materially diminished, within 24 to 36 months of the change in control (as such period is specified in the covered NEO’s agreement). In addition, if one of the foregoing terminations of employment occurs in the 90-day period before the change in control, the termination will be presumed to be due to the change in control unless Elme can demonstrate to the contrary. A double trigger was selected to enhance the likelihood that an executive would remain with Elme after a change in control because the executive would not receive the continuation of payments and benefits if he or she voluntarily resigned after the change in control. Thus, the executive was protected from actual or constructive dismissal after a change in control and any new controlling party or group was better able to retain the services of a key executive.

The formula to calculate the change in control benefit was similar for each of the NEOs, with the variable being whether the benefit will be paid for 24 or 36 months. The formula was as follows:

1.    Continuation of base salary at the rate in effect as of the termination date for a period of 24 or 36 months from the date of termination.

Executive Position	Period
Paul T. McDermott	36 months
Steven M. Freishtat	24 months
Tiffany M. Butcher	24 months
Susan L. Gerock	24 months
W. Drew Hammond	24 months
2.    Payment of an annual bonus for each calendar year or partial calendar in which the NEO receives salary continuation as described above, in an amount equal to the average annual STIP compensation received during the three years prior to the involuntary termination or, in the case of Messrs. Freishtat and Hammond and Ms. Butcher, the greater of such amount or the target STIP amount for the year of termination.
3.    Payment of the full cost of COBRA continuation coverage for the period of time in which salary continuation pursuant to the change in control agreement is paid, up to a maximum of 18 months or until the NEO obtains other comparable coverage, whichever is sooner.
4.    Immediate vesting in all unvested common share grants, RSUs, performance share units and dividend equivalent units granted to the NEO under Elme’s 2007 Omnibus Long-Term Incentive Plan or the Amended and Restated 2016 Omnibus Incentive Plan and immediate vesting in the deferred compensation plans.
Retention Agreements

On January 22, 2026, Elme entered into the Retention Agreements with Messrs. McDermott, Freishtat and Hammond and Ms. Butcher. In each case, the Retention Agreement supersedes the officer’s Change in Control Agreement and, as applicable, their employment agreement and offer letter terms, each of which was effectively terminated. Under the terms of the Retention Agreements, each of Messrs. McDermott, Freishtat and Hammond and Ms. Butcher will instead receive $5,062,631, $1,202,639, $1,029,484, and $1,661,939, respectively, which is the amount they each would have been entitled to in connection with an involuntary termination of employment under their Change in Control Agreement, if they remain employed by the Company through their agreed upon retention period. For additional information on the Retention Agreements, see “– Compensation Discussion and Analysis – Retention Program – Retention Awards.”

Severance Plan

We maintain an Executive Officer Severance Pay Plan. For further information on payments pursuant to the Executive Officer Severance Pay Plan, see “Other Executive Compensation Components - Severance Plan” on page 29.
CEO Pay Ratio
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, presented below is the ratio of annual total compensation of our CEO to the annual total compensation of our median employee (excluding our CEO). The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.
To identify the “median employee” from our employee population, we used W-2 Medicare compensation for U.S. employees (annualizing such compensation for employees who had worked less than the 12-month period) and excluding our CEO from the calculation, which is the same methodology we utilized last year. We have no employees outside of the United States. We did not use any statistical sampling techniques and did not make any cost-of-living adjustments in identifying our median employee. We did not include independent contractors who we do not consider to be employees. Using this methodology, we determined that we had 246 employees as of October 31, 2025. We selected the determination date, which is within the last three months of the 2025 fiscal year, as the date we would use to identify the median employee because it was before the closing of the Portfolio Sale Transaction and reasonably represented our total workforce for the majority of the 2025 fiscal year. We identified our median employee from this employee population.
The 2025 annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $4,061,150. The 2025 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $81,620. The ratio of our CEO’s annual total compensation to our median employee’s total compensation for fiscal year 2025 is 50 to 1.
The SEC’s rules for calculating the required pay ratio permit companies to use reasonable estimates and assumptions in their methodologies, and companies have different employee populations and compensation practices. As a result, pay ratios reported by other companies may not be comparable to the pay ratio reported above.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth certain information concerning our common shares authorized for issuance under the Amended and Restated 2016 Omnibus Incentive Plan as of December 31, 2025.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	$—	1,700,653
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,700,653

PRINCIPAL AND MANAGEMENT SHAREHOLDERS
Trustee and Executive Officer Ownership
The following table sets forth certain information concerning all common shares beneficially owned as of April 24, 2026 by each current Trustee, by each of the NEOs and by all current trustees and executive officers as a group. Unless otherwise indicated, the voting and investment powers for the common shares listed are held solely by the named holder and/or the holder’s spouse.

Name	Common Shares Owned	Percentage of Total
Jennifer S. Banner	35,167	*
Benjamin S. Butcher	99,013	*
Tiffany M. Butcher	96,878	*
Susan Carras	14,122	*
Steven M. Freishtat	74,558	*
Susan L. Gerock	102,315	*
W. Drew Hammond	76,704	*
Paul T. McDermott	785,967	*
Thomas H. Nolan, Jr.	60,359	*
Vice Adm. Anthony L. Winns (RET.)	73,889	*
All Trustees and Executive Officers as a group (8 persons) [1]	1,242,099	1.4%

1    As former executive officers, Mr. Freishtat and Ms. Gerock are not included in this group.
* Less than 1%.
Ms. Butcher, our Chief Operating Officer, and Mr. Butcher, our lead independent trustee, are not related.

5% Shareholder Ownership
Based upon Schedules 13G filed with the SEC, Elme believes that the following persons beneficially own more than 5% of the outstanding common shares as of April 24, 2026:

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percentage of Class
State Street Corporation 1 Congress Street, Suite 1 Boston, MA 02114	5,725,414	1	6.4%
Highbridge Capital Management, LLC 277 Park Avenue, 23rd Floor New York, NY 10172	5,638,128	2	6.3%
Millennium Management LLC 399 Park Avenue New York, NY 10022	4,680,337	3	5.3%
1    Based upon the most recently filed Schedule 13G/A filed on January 29, 2024. State Street Corporation has shared voting power with respect to 4,615,641 of these shares and shared dispositive power with respect to 5,716,814 of these shares. The Schedule 13G/A further indicates that the following subsidiaries of State Street Corporation acquired the shares reported on the Schedule 13G/A: SSGA Funds Management, Inc., State Street Global Advisors Limited, State Street Global Advisors, Australia, Limited, State Street Global Advisors (Japan) Co., Ltd, State Street Global Advisors Europe Limited and State Street Global Advisors Trust Company.
2    Based upon the most recently filed Schedule 13G/A filed on February 17, 2026. Highbridge Capital Management, LLC has sole voting power with respect to 5,638,128 of these shares and sole dispositive power with respect to 5,638,128 of these shares.
3    Based upon the most recently filed Schedule 13G/A filed on January 13, 2026. Millennium Management LLC has shared voting power with respect to 4,680,337 of these shares and shared dispositive power with respect to 4,680,337 of these shares. Israel A. Englander reports shared voting power with respect to 4,680,337 of these shares and shared dispositive power with respect to 4,680,337 of these shares.
*In a Schedule 13G/A filed with the SEC on February 5, 2026, The Vanguard Group ("Vanguard") reported aggregate beneficial ownership of 6,267,724 common shares, which would constitute approximately 7.1% of all common shares of the Company. However, in a Schedule 13G/A filed with the SEC on March 26, 2026, Vanguard reported that it beneficially owns 0.0% as of March 13, 2026, following an internal reorganization pursuant to which Vanguard’s beneficial ownership has been disaggregated. In its Schedule 13G/A, Vanguard noted that (i) certain subsidiaries or business divisions of subsidiaries of Vanguard that formerly had, or were deemed to have, beneficial ownership with Vanguard will report beneficial ownership separately (on a disaggregated basis) from Vanguard and (ii) that Vanguard no longer has, or is deemed to have, beneficial ownership over securities beneficially owned by such subsidiaries and/or business divisions. Accordingly, Vanguard is not included among the 5% beneficial owners presented in the table.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Independence
Under NYSE rules, a majority of the Board must qualify as “independent.” To qualify as “independent,” the Board must affirmatively determine that the trustee has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The Board has determined that all our trustees, with the exception of Mr. McDermott, are “independent,” as that term is defined in the applicable NYSE listing standards.

Elme notes that it has various relationships with Truist Financial Corporation and its subsidiaries, and Truist Securities Inc. was one of the lenders under Elme’s credit agreement before it was repaid in full in connection with the closing of the Portfolio Sale Transaction. Ms. Banner serves on the board of directors of Truist Financial Corporation but is not an officer or employee of Truist and does not negotiate or approve any vendor contracts with Elme. In determining that Ms. Banner qualifies as “independent” under the NYSE rules, the Board considered this relationship and determined that Ms. Banner has no material relationship with Elme. Elme also notes that it engaged Jones Lang LaSalle Securities, LLC, an affiliate of Jones Lang LaSalle Inc. (“JLL”), as an advisor to Elme in connection with Elme’s previously announced formal evaluation of strategic alternatives and subsequent sale transactions. Ms. Carras is a senior managing director of JLL Capital Markets, America, an affiliate of JLL, but is not an executive or board member of JLL, was not involved in the selection of JLL or the approval of the arrangement and would not be involved in the work performed by JLL pursuant to, or receive any personal financial benefit as a result of, the arrangement. In addition, payments from Elme to JLL, in each of the last three fiscal years, have been significantly less than .1% of JLL’s consolidated gross revenues. In determining that Ms. Carras qualifies as “independent” under the NYSE rules, the Board considered this relationship and determined that Ms. Carras has no material relationship with Elme.
Related Party Transactions Policy
Our Board has adopted a written policy regarding transactions with related persons, which we refer to as our “related party transactions policy.” Our related party transactions policy requires that a “related party,” which is defined as (i) any person who is or was a trustee, nominee for trustee, or executive officer of the Company at any time since the beginning of the last fiscal year, even if such person does not presently serve in that role; (ii) any person known by the Company to be the beneficial owner of more than 5% of the Company’s common shares when the related party transaction in question is expected to occur or exist (or when it occurred or existed); and (iii) any person who is or was an immediate family member of any of the foregoing when the related party transaction in question is expected to occur or exist (or when it occurred or existed), must promptly disclose any “related party transaction” (defined as any transaction directly or indirectly involving any related party that is required to be disclosed under Item 404(a) of Regulation S-K) to the Chief Administrative Officer. Related party transactions must be approved or ratified by either the Audit Committee or the full Board.
The policy provides that the Audit Committee or the full Board shall review transactions subject to the policy and decide whether to approve or ratify those transactions. In evaluating whether a transaction may be a Related Party Transaction, the Board or the Audit Committee may consider such factors as it deems appropriate, which factors may include, without limitation:
•the related party’s interest in the related party transaction;
•the approximate dollar value of the amount involved in the related party transaction;
•whether the transaction was undertaken in the ordinary course of business of Elme;
•whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to Elme of, the transaction; and
•any other information regarding the related party transaction or the related party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accounting Firm Fees
The following table sets forth the aggregate fees billed to Elme for the years ended December 31, 2025 and 2024 by Elme’s independent registered public accounting firm, Ernst & Young LLP. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the public accountant’s independence.

	2025	2024
Audit Fees (a)	$1,594,430	$1,228,086
Audit-Related Fees (b)	—	—
Tax Fees (c)	129,866	127,350
All Other Fees (d)	207,652	—
Total Fees	$1,931,948	$1,355,436
(a)     Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered. Audit fees include the annual audit fee and fees for reviews of financial statements, performance of comfort procedures and issuance of comfort and bring down letters.
(b)    Audit related fees consist of the annual audit fees of certain subsidiaries, notwithstanding when the fees were billed or when the services were rendered.
(c)    Includes fees and expenses for tax services, including tax compliance, tax advice and tax planning, rendered from January through the end of the fiscal year, notwithstanding when the fees and expenses were billed.

(d)    Includes fees and expenses related to advisory services regarding compliance with Section 280G of the Internal Revenue Code.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting. All services performed by Ernst & Young LLP for the fiscal year ended December 31, 2025 were pre-approved by the Audit Committee or the Chair of the Audit Committee.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the exhibit index of the Original 10-K Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

The following documents are filed as part of this Amendment No.1:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.4	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.5	Certification of the Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELME COMMUNITIES

Date: April 28, 2026
By: /s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer
(Principal Executive Officer)