Form 10-Q
period 2026-03-31
Elme Communities
filed 2026-05-11
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2026, 88,857,883 common shares were outstanding.

ELME COMMUNITIES

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The information furnished in the accompanying unaudited Consolidated Statements of Net Assets (Liquidation Basis), Condensed Consolidated Statement of Changes in Net Assets (Liquidation Basis), Condensed Consolidated Statement of Operations (Going Concern Basis), Condensed Consolidated Statement of Comprehensive Income (Loss) (Going Concern Basis), Consolidated Statement of Equity (Going Concern Basis) and Consolidated Statement of Cash Flows (Going Concern Basis) reflects all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the three years ended December 31, 2025 included in our 2025 Annual Report on Form 10-K.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(LIQUIDATION BASIS)
(IN THOUSANDS)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Income producing property	$544,250	$776,425
Cash, cash equivalents and restricted cash	39,273	1,331,882
Rents and other receivables	1,708	5,974
Total assets	$585,231	$2,114,281
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	37,661	43,599
Debt payable	337,492	520,000
Accounts payable and accrued expenses	6,169	8,044
Liquidating distribution payable	—	1,303,723
Total liabilities	$381,322	$1,875,366

Net assets in liquidation	$203,909	$238,915
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS)
(IN THOUSANDS)
(UNAUDITED)

Three Months Ended March 31, 2026
Net assets in liquidation, beginning of period	$238,915
Changes in net assets in liquidation
Liquidation value of income producing property	(33,175)
Remeasurement of assets and liabilities, net	(1,831)
Net decrease in liquidation value	(35,006)
Changes in net assets in liquidation	(35,006)
Net assets in liquidation, end of period	$203,909

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Three Months Ended March 31, 2025
Revenue
Real estate rental revenue	$61,493
Expenses
Property operating and maintenance	14,175
Real estate taxes and insurance	7,819
Property management	2,246
General and administrative	9,229
Depreciation and amortization	23,239
56,708
Real estate operating income	4,785
Other expense
Interest expense	(9,460)
(9,460)
Net loss	$(4,675)

Basic net loss per common share	$(0.05)

Diluted net loss per common share	$(0.05)

Weighted average shares outstanding – basic	88,064
Weighted average shares outstanding – diluted	88,064

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(GOING CONCERN BASIS)
(IN THOUSANDS)
(UNAUDITED)

Three Months Ended March 31, 2025
Net loss	$(4,675)
Other comprehensive income:
Unrealized gain on interest rate hedges	89
Reclassification of unrealized loss on interest rate derivatives to earnings	510
Comprehensive loss	$(4,076)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(GOING CONCERN BASIS)
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

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(GOING CONCERN BASIS)
(IN THOUSANDS)
(UNAUDITED)

Three Months Ended March 31, 2025
Cash flows from operating activities
Net loss	$(4,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,239
Credit losses on lease related receivables	983
Share-based compensation expense	1,372
Net amortization of debt premiums, discounts and related financing costs	1,071
Changes in operating other assets	(573)
Changes in operating other liabilities	(5,242)
Net cash provided by operating activities	16,175
Cash flows from investing activities
Capital improvements to real estate	(5,688)
Non-real estate capital improvements	(10)
Net cash used in investing activities	(5,698)
Cash flows from financing activities
Line of credit borrowings, net	6,000
Dividends paid	(15,898)
Payment of financing costs	(25)
Distributions to noncontrolling interests	(2)
Payment of tax withholdings for restricted share awards	(209)
Net cash used in financing activities	(10,134)
Net increase in cash, cash equivalents and restricted cash	343
Cash, cash equivalents and restricted cash at beginning of period	8,609
Cash, cash equivalents and restricted cash at end of period	$8,952

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,982
Change in accrued capital improvements and development costs	(139)
Dividend payable	15,943

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,396
Restricted cash	2,556
Cash, cash equivalents and restricted cash	$8,952
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust (“Elme” or the “Company”), is a self-administered equity real estate investment trust (“REIT”) within the meaning of Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro region. As of December 31, 2025, we owned nine apartment communities, six in the Washington, DC metro region and three in the Atlanta metro region, and one office property. As of March 31, 2026, we owned six apartment communities in the Washington, DC metro region. As of May 11, 2026, we own five apartment communities in the Washington, DC metro region. Within these notes to the financial statements, we refer to the three months ended March 31, 2026 and March 31, 2025 as the “2026 Quarter” and the “2025 Quarter,” respectively.

Plan of Liquidation

On February 13, 2025, the Company announced that its Board of Trustees (the “Board”) had initiated a formal review to evaluate strategic alternatives. On August 4, 2025, the Company announced that the Board had completed its review, that Elme had entered into a Purchase and Sale Agreement, dated as of August 1, 2025, for the sale of 19 multifamily properties from Elme for approximately $1.6 billion in cash, subject to certain adjustments and prorations (the “Portfolio Sale Transaction”), and that the Board had also approved a plan of sale and liquidation (the “Plan of Sale and Liquidation”), which contemplates the sale or disposition of all the Company’s assets, the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution. The Plan of Sale and Liquidation includes a plan of liquidation that provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Code.

On October 30, 2025, our shareholders approved the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and on November 12, 2025, Elme completed the Portfolio Sale Transaction. Also on November 12, 2025, certain indirect subsidiaries of the Company, as borrowers (collectively, the “Borrowers”), and Goldman Sachs Bank USA, as lender (the “Lender”), entered into that certain Loan Agreement (the “Loan Agreement”) pursuant to which the Lender has made a senior secured term loan of $520.0 million (the “Secured Term Loan”) to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which are directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, The Kenmore, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600 (the “Remaining Company Properties” and “Loan Collateral”). In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers.

During the 2026 Quarter, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan.

In addition, during the 2026 Quarter, we entered into separate purchase and sale agreements for the sales of Elme Watkins Mill and Elme Germantown. In May 2026, we completed the sale of Elme Germantown, comprising 218 residential apartments, for aggregate gross proceeds of approximately $53.7 million. A portion of the net proceeds from the sale of Elme Germantown was used to repay a portion of the Secured Term Loan, and Elme Germantown was released from the mortgage securing the Secured Term Loan. The sale of Elme Watkins Mill, which is no longer subject to an ongoing inspection period, is expected to close later in the second quarter of 2026. In May 2026, we also entered into two separate purchase and sale agreements, which are no longer subject to ongoing inspection periods, pursuant to which we expect to sell The Kenmore and 3801 Connecticut Avenue, and a purchase and sale agreement, which is subject to an ongoing inspection period, pursuant to which we expect to sell Riverside Apartments. The aggregate gross proceeds under the four purchase and sale agreements relating to Elme Watkins Mill, The Kenmore, 3801 Connecticut Avenue and Riverside Apartments is approximately $431.3 million, subject to certain adjustments and prorations. The closings of these transactions are expected to occur later in the second quarter or early in the third quarter of 2026, subject to satisfaction of customary closing conditions, including requirements related to the Tenant

Opportunity to Purchase Act (“TOPA”) for the two DC assets and, for Riverside Apartments, the satisfactory completion of the inspection period.

The marketing and sale process with respect to the last Remaining Company Property, Elme Bethesda, remains ongoing. Elme continues to target completion of the sale of all Remaining Company Properties, including Elme Bethesda, by mid-year 2026. Because the sales of our remaining properties are subject to, as applicable, negotiation of purchase and sale agreement terms and conditions, satisfactory completion of inspection periods and satisfaction of closing conditions, the exact timing of completing the sales of the unsold Remaining Company Properties cannot be determined at this time and no assurance can be given as to how long it will take to complete the sale of any or all of its unsold Remaining Company Properties.

In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation of our Company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate, and in the Board’s discretion, distributing the net proceeds from liquidation to our shareholders, subject to the creation of necessary reserves for, and the payment or other satisfaction of, the Company’s expenses and other liabilities and obligations, and winding up our operations and dissolving our Company. We do not intend to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of our assets.

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

As a result of the approval of the Plan of Sale and Liquidation by our shareholders in October 2025, we adopted the liquidation basis of accounting on November 1, 2025, as described further in Note 3, “Summary of Significant Accounting Policies And Basis of Presentations.”

Initial Liquidating Distribution

In accordance with the Plan of Sale and Liquidation, following completion of the Portfolio Sale Transaction in November 2025, the Board approved a special liquidating distribution of $14.67 per common share of the Company’s shares of beneficial interest, par value $0.01 per share (“common shares”), to our shareholders of record as of the close of business on December 22, 2025. The special liquidating distribution was paid on January 7, 2026.

U.S. Federal Income Taxes

We believe that we qualify as a REIT under Sections 856-860 of the Code. We expect to remain qualified as a REIT until the end of our final REIT tax year in accordance with the Plan of Sale and Liquidation, which we anticipate, but cannot be certain, will occur after most of the remaining assets have been sold. To maintain our status as a REIT, we are, among other things, required to distribute 90% of our REIT taxable income (which is generally our ordinary taxable income, with certain modifications), excluding any net capital gains and any deductions for dividends paid to our shareholders on an annual basis.

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

No assurance can be given that any liquidating distributions the Company pays to its shareholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of March 31, 2026. For a discussion of risks related to the Plan of Sale and Liquidation, see the previously disclosed “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 27, 2026.

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
NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATIONS

Significant Accounting Policies

We have prepared our consolidated financial statements using the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company concluded there is no impact from this accounting standard update on our consolidated financial statements due to the adoption of the liquidation basis of accounting.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Elme Communities and our subsidiaries and entities in which Elme Communities has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. As a result of the change to the liquidation basis of accounting on November 1, 2025, the Company no longer presents a consolidated balance sheet, a consolidated statement of operations, a consolidated statement of equity or a consolidated statement of cash flows for the current period. These statements are only presented for prior year periods to the extent required.

We have prepared the accompanying unaudited consolidated financial statements in accordance with GAAP, as contained within the FASB’s ASC, including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and pursuant to the rules and regulations of the Securities and Exchange Commission.

Pursuant to the Company’s shareholders’ approval of the Plan of Sale and Liquidation on October 30, 2025, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2025 (as the approval of the Plan of Sale and Liquidation by the Company’s shareholders became imminent in late October 2025 based on the results of the

Company’s solicitation of proxies from its shareholders for their approval of the Plan of Sale and Liquidation). Accordingly, on November 1, 2025, assets were adjusted to their estimated net realizable value, also referred to as liquidation value, which represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of assets. The liquidation values of the Company’s real estate properties are presented on a net realizable value basis at March 31, 2026. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

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

Actual costs incurred but unpaid prior to the Company’s adoption of the liquidation basis of accounting on November 1, 2025, and yet to be derecognized, are included in accounts payable and accrued expenses at March 31, 2026 on the consolidated statement of net assets. All our liabilities under either the going concern basis of accounting or the liquidation basis of accounting are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

Net assets in liquidation at March 31, 2026 represent the remaining estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale and Liquidation, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

All financial results and disclosure prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis. As a result, the statement of operations, the statement of comprehensive income (loss), the statement of equity and the statement of cash flow for the three months ended March 31, 2025 are presented using the going concern basis of accounting.

Restricted Cash

Restricted cash includes funds held in escrow for tenant security deposits and funds held by Goldman Sachs Bank USA (the “Lender”) in lender-controlled reserve accounts under the Secured Term Loan, including reserves for property taxes and insurance premiums, capital expenditures and certain other approved operating expenses and capital items.

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

NOTE 4: LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of March 31, 2026, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period which is estimated to be complete within 24 months from October 30, 2025, the date on which the Company received shareholder approval of the Plan of Sale and Liquidation; however, no assurances can be provided that this date will be met.

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2026 is as follows (in thousands):

	As of December 31, 2025	Cash Payments (Receipts)	Remeasurements of Assets and Liabilities	As of March 31, 2026
Assets
Estimated net inflows from income producing property	$18,091	$(11,198)	$407	$7,300
Estimated net inflows from interest income	1,874	(2,009)	281	146
	19,965	(13,207)	688	7,446
Liabilities
Liquidation transaction costs(1)	(33,446)	6,928	(582)	(27,100)
General and administrative expenses	(16,020)	4,994	(714)	(11,740)
Capital expenditures	(2,885)	1,941	(730)	(1,674)
Interest expense	(10,385)	6,285	(493)	(4,593)
Debt repayment and origination costs, net	(828)	828	—	—
	(63,564)	20,976	(2,519)	(45,107)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(43,599)	$7,769	$(1,831)	$(37,661)

(1) Liquidation transaction costs primarily include disposal costs and severance expenses.

NOTE 5: NET ASSETS IN LIQUIDATION

The net assets in liquidation as of March 31, 2026 were $203.9 million. Net assets in liquidation include projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Sale and Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition and value received in the sale of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. Cumulative liquidating distributions paid to shareholders included the $14.67 per common share distribution paid on January 7, 2026 to our shareholders of record as of the close of business on December 22, 2025 and will include any future distribution of our net assets in liquidation.

NOTE 6: REAL ESTATE

As of March 31, 2026 the Company’s portfolio was composed of six multifamily properties with a liquidation value of real estate of $544.3 million.

Properties Sold and Held for Sale

Under the going concern basis, when we classified properties as held for sale, we discontinued the recording of depreciation expense and estimated their fair value less costs to sell. If we determined that the carrying value for these properties exceeded their estimated fair value less costs to sell, we recorded a loss on asset impairment.

During the 2026 Quarter, we sold our interests in the properties below. We did not sell, classify any properties as held for sale or record an impairment during the 2026 Quarter or 2025 Quarter.

Properties	Number of Units (unaudited)
Elme Conyers	240
Elme Marietta	420
Elme Sandy Springs	389
1,049

Property	Net Rentable Square Feet (unaudited)
Watergate 600	300,000

Subsequent to the 2026 Quarter, we sold our Elme Germantown property, comprising 218 units.

We have fully transferred control of the assets associated with these disposed properties and do not have continuing involvement in the operations of these properties.

NOTE 7: SECURED TERM LOAN PAYABLE

On November 12, 2025, the Borrowers and the Lender entered into that certain Loan Agreement pursuant to which the Lender has made the Secured Term Loan to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which were directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, The Kenmore, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600. In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers. The Company has provided a customary non-recourse carveout guaranty. The Loan Agreement contains certain affirmative and negative covenants with which Borrowers must comply, including maintenance of insurance, single-purpose bankruptcy, remote entity requirements, reporting requirements and restrictions on property and equity transfers and the granting of liens. Customary events of default are included in the Loan Agreement, including nonpayment of principal and other amounts when due, nonperformance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events and changes in control, the occurrence of which give Lender the right to accelerate repayment of the Secured Term Loan.

The Secured Term Loan matures on November 9, 2026, subject to a one-year Borrowers’ extension option, which is subject to satisfaction of certain specified conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal amount of the Secured Term Loan and the requirement that no more than $312 million of the Secured Term Loan may be outstanding on the first day of the extended term. The Secured Term Loan bears interest at a per annum rate equal to the one-month term SOFR (subject to a term SOFR floor of 3.00%) plus the spread. The spread is 2.25% and will increase in May 2026 to 2.75% and further increase to 4.00% in June 2027 (if extended). The Company has purchased an interest rate cap that effectively caps term SOFR at 5.00% per annum. On February 9, 2026, a duration fee equal to 0.20% of the then outstanding principal amount of the Secured Term Loan was paid to the Lender.

The Secured Term Loan requires that the Company enter into cash management arrangements set forth in the certain cash management agreements pursuant to which the Company will maintain a restricted account into which all revenue from the Loan Collateral will be deposited during the term of the Secured Term Loan. Amounts on deposit in the restricted account will be transferred weekly to an account under the sole control of the lender, and provided an event of default is not continuing under the Secured Term Loan, funds deposited in the account controlled by the lender will be applied to pay items such as real estate taxes, insurance premiums, debt service obligations, the lender required reserves for budgeted capital expenditures and operating expenses, with excess funds deposited available to pay general and administrative expenses subject to certain limitations.

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

The Secured Term Loan is intended to be repaid with the net proceeds from one or more sales of the properties securing the Secured Term Loan, and such properties shall be released from the mortgages securing the Secured Term Loan as they are sold, upon satisfaction of certain conditions and payment of a minimum release price applied to the prepayment of the Secured Term Loan. An exit fee equal to 0.50% of the principal amount of the Secured Term Loan repaid is payable with any prepayment or repayment of the Secured Term Loan, including at maturity, provided, that no exit fee is payable (i) if the Secured Term Loan is refinanced by the lender or its affiliates or (ii) if the Secured Term Loan is repaid with the proceeds of an arm’s length sale of one or more of the properties securing the Secured Term Loan. During the 2026 Quarter, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, for aggregate gross proceeds of approximately $199.0 million. Subsequent to the 2026 Quarter, we completed the sale of our Elme Germantown property for gross proceeds of approximately $53.7 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan.

As of March 31, 2026, the interest rate on the Secured Term Loan is based on the one-month term SOFR plus 2.25% applicable margin and the one-month term SOFR is 3.67%.

NOTE 8: DERIVATIVE INSTRUMENTS

During the first quarter of 2023, we entered into two interest rate swap arrangements with an aggregate notional amount of $125.0 million that effectively fixed the interest rate at 4.73% for a $125.0 million unsecured term loan (“2023 Term Loan”) beginning on July 21, 2023 through the 2023 Term Loan’s initial maturity date of January 10, 2025. These two interest rate swap arrangements matured on January 25, 2025.

During the second quarter of 2024, we entered into two forward interest rate swap arrangements for the 2023 Term Loan with an aggregate notional amount of $150.0 million beginning on January 10, 2025 through January 10, 2026. These forward interest rate swap arrangements effectively fixed a portion of our variable rate debt based on an adjusted daily SOFR at 4.72% (subject to applicable interest rate margins). These two interest rate swap arrangements were terminated on November 12, 2025 in connection with the prepayment of the Company’s unsecured debt, as previously disclosed.

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

The net unrealized gain on the effective swaps is recognized in Other comprehensive income (loss) for the three months ended March 31, 2025 as $0.1 million.

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges were reclassified to interest expense as interest payments were made on our variable-rate debt. The losses reclassified from Accumulated other comprehensive loss into interest expense for the three months ended March 31, 2025 were $0.5 million.

NOTE 9: SHARE-BASED COMPENSATION

Elme Communities maintained short-term and long-term incentive plans, each effective January 1, 2020, as amended, that allowed for cash and share-based awards to officers, respectively, and short-term and long-term incentive plans, that allowed for cash and share-based awards, respectively, to non-officer employees. Share-based awards were provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our Board in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan allowed for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units are converted into shares of our stock upon full vesting through the issuance of new shares. Due to the Plan of Sale and Liquidation, the above-referenced officer short-term and long-term incentive plans have been terminated.

During the 2026 Quarter, the Board approved the Elme Communities Executive Officer Short-Term Incentive Plan, effective as of November 13, 2025 (the “New Officer STIP”), which provides for a cash award opportunity based on achievement of three metrics: (i) the value of the additional liquidating distributions to Elme’s shareholders, which will be 40% of the award opportunity, (ii) the timing of completion of the sales of Elme’s remaining assets, which will be 40% of the award opportunity, and (iii) performance measures in furtherance of implementing the Plan of Sale and Liquidation, consisting of efficient operation of Elme’s remaining assets, employee retention and successfully implementing the Plan of Sale and Liquidation, which will be 20% of the award opportunity. The performance period under the New Officer STIP runs from November 13, 2025 through the earlier of (i) November 13, 2026 and (ii) the date on which the actual levels of achievement of the additional liquidating distributions and timing metrics discussed above are otherwise determined by the Compensation Committee of the Board.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.4 million for the 2025 Quarter.

Restricted Share Awards

There were no unvested restricted share awards at March 31, 2026.

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
The computations of basic and diluted earnings per share for the three months ended March 31, 2025 were as follows (in thousands, except per share data):

Three Months Ended March 31,
2025
Numerator:
Net loss	$(4,675)
Allocation of earnings to unvested restricted share awards	(89)
Adjusted net loss	$(4,764)
Denominator:
Weighted average shares outstanding – basic and diluted	88,064

Basic net loss per common share	$(0.05)
Diluted net loss per common share	$(0.05)

Dividends declared per common share	$0.18

NOTE 11: SEGMENT INFORMATION

For the 2025 Quarter, we operated in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities (the “Residential segment”). Within the Residential segment, we do not distinguish or group our consolidated operations for the period presented based on size (as of March 31, 2025, only one community,

Riverside Apartments, comprised more than 10% of consolidated revenues), type (all assets in the segment are residential) or geography (as of March 31, 2025, all but six communities were within the Washington, DC metro region). Further, our apartment communities had similar long-term economic characteristics and provide similar products and services to our residents.

For the 2025 Quarter, we had one office property, Watergate 600, which did not meet the quantitative or qualitative criteria for a reportable segment and was classified within “Other”, along with business activities that are not part of an operating segment, on our segment disclosure tables.

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

The following tables present revenues, NOI, capital expenditures and total assets for the three months ended March 31, 2025 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended March 31, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$57,007	$4,486	$61,493
Real estate expenses	20,609	1,385	21,994
Net operating income	$36,398	$3,101	$39,499
Other expense:
Property management expenses			(2,246)
General and administrative expenses			(9,229)
Depreciation and amortization			(23,239)
Interest expense			(9,460)
Net loss			$(4,675)
Capital expenditures	$5,663	$35	$5,698
Total assets	$1,703,880	$123,699	$1,827,579

NOTE 12: SHAREHOLDERS’ EQUITY

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350.0 million of the Company’s common shares, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts.

We did not issue common shares under the Equity Distribution Agreement during the 2026 Quarter or 2025 Quarter and we terminated the Equity Distribution Agreement during the 2026 Quarter.

We have a dividend reinvestment program, whereby shareholders were able to use their dividends and optional cash payments to purchase common shares, which was suspended in September 2025. Prior to the suspension, the common shares sold under this program were either common shares issued by us or common shares purchased in the open market. During the suspension period, dividend payments are not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program are not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program. No common shares were sold under the dividend reinvestment program during the 2026 Quarter or 2025 Quarter. We do not intend to restart the dividend reinvestment program and, instead, are in the process of formally terminating the program in the second quarter of 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026.

We refer to the three months ended March 31, 2026 and March 31, 2025 as the “2026 Quarter” and the “2025 Quarter,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: Elme’s ability to remain listed on the NYSE and Elme’s expected timeline for doing so; Elme’s ability to transfer its remaining assets and liabilities to a liquidating trust and terminate its existence by voluntary dissolution on the terms and timeline anticipated; Elme’s ability to successfully complete the marketing and sale of its remaining assets, including successful completion of any remaining inspection periods and all closing conditions applicable to assets under contract, on the terms and timeline anticipated, or at all; changes in the amount and timing of the additional liquidating distributions, including as a result of unexpected levels of transaction cost, changes in the gross asset sales proceeds from the sale of the remaining properties from prior estimates, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations; Elme’s ability to repay the Secured Term Loan (as defined below) with the net proceeds from the sales of the remaining properties which secure the Secured Term Loan and to release the mortgages securing the Secured Term Loan as they are sold; the possibility, mechanics and timing of converting to a liquidating trust or other liquidating entity; the ability of Elme’s Board of Trustees to terminate the Plan of Sale and Liquidation (as defined below); the response of Elme’s residents, tenants and business partners to the Plan of Sale and Liquidation; potential difficulties in employee retention as a result of the on-going Plan of Sale and Liquidation; the outcome of legal proceedings that may be instituted against Elme, its trustees and others, including those related to the Portfolio Sale Transaction (as defined below), completed and future property sales and the Plan of Sale and Liquidation; the risk that disruptions caused by or relating to the Plan of Sale and Liquidation will harm our ongoing business, including current plans and operations; risks relating to the market value of our common shares; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Plan of Sale and Liquidation; general risks affecting the real estate industry and local real estate markets, including, without limitation, the market value of Elme’s properties and potential illiquidity of Elme’s remaining real estate investments; whether or not the sale of one or more of our properties may be considered a prohibited transaction under the Code (as defined below); Elme’s ability to maintain our status as a REIT for U.S. federal income tax purposes; the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Sale and Liquidation; the risks associated with ownership of real estate in general and our real estate assets in particular; general economic and market developments and conditions; volatility and uncertainty in the financial markets; and other risks and uncertainties detailed from time to time in Elme’s filings with the SEC, including our 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

On October 30, 2025, our shareholders approved the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and on November 12, 2025, Elme completed the Portfolio Sale Transaction. Also on November 12, 2025, certain indirect subsidiaries of the Company, as borrowers (collectively, the “Borrowers”), and Goldman Sachs Bank USA, as lender (the “Lender”), entered into that certain Loan Agreement (the “Loan Agreement”) pursuant to which the Lender has made a senior secured term loan of $520.0 million (the “Secured Term Loan”) to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which are directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, The Kenmore, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600 (the “Remaining Company Properties”). In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers.

During the 2026 Quarter, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million. Subsequent to the 2026 Quarter, we completed the sale of Elme Germantown for gross proceeds of approximately $53.7 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan. Additionally, as discussed further below, as of May 11, 2026, the Company has entered into four purchase and sale agreements for four of the Remaining Company Properties – Elme Watkins Mill, The Kenmore, 3801 Connecticut Avenue and Riverside Apartments.

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

Initial Liquidating Distribution

In accordance with the Plan of Sale and Liquidation, the Board approved a special liquidating distribution of $14.67 per common share of beneficial interest, par value $0.01 per share (“common shares”) to its shareholders of record as of the close of business on December 22, 2025. The special liquidating distribution was paid on January 7, 2026.

Disposition Activity

During the 2026 Quarter, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan.

As of March 31, 2026, our portfolio consisted of the following assets located in the Washington, DC metro region.

Properties	Location
Riverside Apartments (1)	Alexandria, VA
3801 Connecticut Avenue	Washington, DC
The Kenmore	Washington, DC
Elme Bethesda	Bethesda, MD
Elme Watkins Mills	Gaithersburg, MD
Elme Germantown (2)	Germantown, MD
(1)    Includes an undeveloped land parcel held for development adjacent to the Riverside Apartments.
(2)    Sold subsequent to quarter end.

During the 2026 Quarter, we entered into separate purchase and sale agreements for the sales of Elme Watkins Mill and Elme Germantown. In May 2026, we completed the sale of Elme Germantown, comprising 218 residential apartments, for aggregate gross proceeds of approximately $53.7 million. The sale of Elme Watkins Mill, which is no longer subject to an ongoing inspection period, is expected to close later in the second quarter of 2026. In May 2026, we also entered into two separate purchase and sale agreements, which are no longer subject to ongoing inspection periods, pursuant to which we expect to sell The Kenmore and 3801 Connecticut Avenue, and a purchase and sale agreement, which is subject to an ongoing inspection period, pursuant to which we expect to sell Riverside Apartments. The aggregate gross proceeds under the purchase and sale agreements related to Elme Watkins Mill, The Kenmore, 3801 Connecticut Avenue and Riverside Apartments is approximately $431.3 million, subject to certain adjustments and prorations. The closings of these transactions are expected to occur later in the second quarter or early in the third quarter of 2026, subject to satisfaction of customary closing conditions, including requirements related to the Tenant Opportunity to Purchase Act (“TOPA”) for the two DC assets and, for Riverside Apartments, the satisfactory completion of the inspection period.

The marketing and sale process with respect to the last Remaining Company Property, Elme Bethesda, remains ongoing. Elme continues to target completion of the sale of all Remaining Company Properties, including Elme Bethesda, by mid-year 2026. Because the sales of Elme’s remaining properties are subject to, as applicable, negotiation of purchase and sale agreement terms and conditions, satisfactory completion of inspection periods and satisfaction of closing conditions, the exact timing of completing the sales of the unsold Remaining Company Properties cannot be determined at this time and no assurance can be given as to how long it will take to complete the sale of any or all of its unsold Remaining Company Properties.

NYSE Listing

While the New York Stock Exchange (“NYSE”) has discretionary authority to delist the Company’s common shares following shareholder approval of the Plan of Sale and Liquidation, the Company intends for its common shares to continue to be listed on the NYSE, subject to continued compliance with NYSE listing requirements, until such time in the future as the Board determines to voluntarily delist its common shares from the NYSE in order to reduce operating expenses and maximize liquidating distributions. The Company does not currently expect to voluntarily delist prior to completing the sale of Riverside Apartments, and – assuming completion of the property sales in the mid-year 2026 timeframe – currently expects the NYSE delisting and Company dissolution process to occur in the third quarter of 2026. While the Board currently intends to take the actions as outlined above, consistent with the Plan of Sale and Liquidation, the timing of these actions remains subject to change, including as a result of any changes in the timing of property sale closings. In addition, the Board may modify or delay these actions if it determines that doing so is in the best interest of the Company and its shareholders.
Financing Activity

As of March 31, 2026, the interest rate on the Secured Term Loan is 5.92%, which is based on the one-month term SOFR plus 2.25% applicable margin. As of May 11, 2026, after giving effect to the sales of Elme Sandy Springs, Elme Marietta, Elme Conyers, Watergate 600 and Elme Germantown, and corresponding partial paydown of the Secured Term Loan, $288.5 million of the principal under the Secured Term Loan remains outstanding at the current interest rate of 5.90%.

Recent Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e., based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Results of Operations

As of March 31, 2026, we owned approximately 2,500 residential apartment homes in the Washington, DC metro region compared to 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions as of March 31, 2025. We also owned and operated approximately 300,000 square feet of commercial space in the Washington, DC metro region as of March 31, 2025, which was sold during the 2026 Quarter, as described above.

Our revenues are derived primarily from the ownership and operation of income producing property. In light of the approval of the Plan of Sale and Liquidation on October 30, 2025, the adoption of the liquidation basis of accounting as of November 1, 2025, the sale of 19 assets in the Portfolio Sale Transaction in November 2025 for approximately gross proceeds of $1.6 billion, and the sales during the 2026 Quarter of Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising of approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million, the results of operations for the 2026 Quarter are not comparable to the 2025 Quarter.

Operating Metrics

Average Occupancy and Ending Occupancy for our six remaining residential properties for the quarter ended March 31, 2026 was 93.0% and 93.6%, respectively, compared to 95.5% and 95.7%, respectively, for the same six properties for the quarter ended March 31, 2025.

Liquidity and Capital Resources

As described in the “Overview” section, our Board and our shareholders approved the Plan of Sale and Liquidation. In accordance with the Plan of Sale and Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, when appropriate and in the Board’s discretion, distributing the net proceeds to our shareholders, subject to the creation of necessary reserves for, and payment or other satisfaction of, the Company’s expenses and other liabilities and obligations and winding up our operations and dissolving our company. On November 25, 2025, we announced a special liquidating distribution of $14.67 per common share which was paid on January 7, 2026 to shareholders of record at the close of business on December 22, 2025. We may pay one or more additional liquidating distribution(s) to our shareholders during the remainder of the liquidation process. It is the Company’s current expectation that, prior to delisting from the NYSE, the Company would make an additional liquidating distribution in an amount to be determined by the Board. However, as noted above, the amount and timing of all additional liquidating distributions remain subject to the Board’s discretion.

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

We expect our principal demands for funds during the liquidation period are and will be for the payment of operating expenses, principal and interest payments on our Secured Term Loan, general and administrative expenses, including expenses in connection with the Plan of Sale and Liquidation, transaction costs related to asset sales and payments of distributions to shareholders pursuant to the Plan of Sale and Liquidation. We expect to use our cash on hand and net sales proceeds from the sale of our assets as our primary source of liquidity. We believe we will have adequate liquidity to operate our business and to meet our cash requirements, including meeting our debt obligations, through the wind-down of the Company’s business and affairs and the termination of the Company’s existence by voluntary dissolution. To the extent available, we also intend to use cash flow generated by our real estate assets; however, asset sales will further reduce cash flow from these sources.

As of March 31, 2026, our cash and cash equivalents were approximately $19.8 million and we had $19.5 million of restricted cash (funds held by the Lender in lender-controlled reserve accounts under the Secured Term Loan, including reserves for property taxes and insurance premiums, capital expenditures and certain other approved operating expenses and capital items).

Liquidating Distributions

On May 11, 2026, the Company announced that its current estimate of the total amount of remaining liquidating distributions to be funded from the net proceeds of sales of the Remaining Company Properties was estimated to be between $2.07 and $2.35 per share. Based on this updated estimate, the total amount of liquidating distributions (including the initial $14.67 per common share liquidating distribution paid in January 2026) was estimated to be between $16.74 and $17.02 per share. The Company’s estimate of the ranges of liquidating distributions were derived from a number of assumptions and estimates, including the estimated range of gross asset sales proceeds for the Remaining Company Properties, many of which are outside the Company’s control and may not prove to be accurate, which could cause actual liquidating distributions to be less or more than the estimated ranges. For more information regarding the estimates and assumptions, and various risks associated with such estimates and assumptions, see the risk factor previously disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, titled “We cannot determine at this time the amount or timing of the remaining liquidating distributions, if any, to our shareholders in connection with the Plan of Sale and Liquidation because there are many factors that could affect the amount or timing of any such liquidating distributions, if any, some of which are not within our control.”

Debt Financing

Aside from the Secured Term Loan described in the “Overview” section, the Company does not have any other outstanding debt obligations as of March 31, 2026.

Debt Covenants

As of March 31, 2026, we were in compliance with the covenants related to the Secured Term Loan, including those covenants with respect to maintenance of insurance, single-purpose bankruptcy, remote entity requirements, reporting requirements and restrictions on property and equity transfers and the granting of liens.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.9 million shares were outstanding at March 31, 2026.

On February 20, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Wells Fargo Securities, LLC, BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., TD Securities (USA) LLC and Truist Securities, Inc. as agents and forward sellers, as applicable, (collectively, the “Agents” or “Forward Sellers”, as applicable), and Wells Fargo Bank, National Association, The Bank of New York Mellon, Citibank, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., The Toronto-Dominion Bank and Truist Bank as forward purchasers pursuant to which up to an aggregate gross sales price of $350.0 million of the Company’s common shares, may be offered and sold from time to time through the Agents, acting as the Company’s sales agents or, if applicable, the Forward Sellers, or directly to the Agents as principals for their own accounts.

We did not issue common shares under the Equity Distribution Agreement during the 2026 Quarter or 2025 Quarter and we terminated the Equity Distribution Agreement during the 2026 Quarter.

We have a dividend reinvestment program, whereby shareholders were able to use their dividends and optional cash payments to purchase common shares, which was suspended in September 2025. Prior to the suspension, the common shares sold under this program were either common shares issued by us or common shares purchased in the open market. During the suspension period, dividend payments are not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program are not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program. No common shares were sold under the dividend reinvestment program during the 2026 Quarter or 2025 Quarter. We do not intend to restart the dividend reinvestment program and, instead, are in the process of formally terminating the program in the second quarter of 2026.

Preferred Equity

Our Board can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme Communities an additional financing tool that may be used to raise capital for business purposes. As of March 31, 2026, no preferred shares were issued and outstanding.

Contractual Obligations

We owed $337.5 million and $288.5 million, respectively, as of March 31, 2026 and May 11, 2026, our Secured Term Loan.

We currently lease and occupy office space for our corporate headquarters. The corporate office lease has an expiration date of September 30, 2033 and we would expect to incur approximately $3.2 million in prepayment penalties if we terminate the lease during 2026. We are actively exploring alternatives to reduce the total cost of our corporate headquarters.

We have and will continue to incur severance, retention and benefit obligations in association with our Plan of Sale and Liquidation. As of March 31, 2026, we estimate that remaining payments in 2026 related to such obligations will total approximately $15.1 million.

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

Historical Cash Flows

Cash provided by operating activities was $16.2 million for the quarter ended March 31, 2025.

Cash used in investing activities was $5.7 million for the quarter ended March 31, 2025, primarily due to capital improvement expenditures at our residential communities.

Cash used in financing activities was $10.1 million for the quarter ended March 31, 2025, primarily due to the payment of quarterly dividends partially offset by net borrowings on prior line of credit facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2026 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three months ended March 31, 2026. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk.

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding, which consists exclusively of the Secured Term Loan on March 31, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured variable rate debt
Principal	$337,492	$—	$—	$—	$—	$—	$337,492	$337,492
Variable interest rate on debt maturities	5.9%						5.9%

The Company has purchased an interest rate cap that effectively caps term SOFR with respect to the Secured Term Loan at 5.00% per annum.

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, who also serves as our Chief Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in Elme Communities’ internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Elme Communities’ internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of business. Management believes that the resolution of any such current matters will not have a material adverse effect on our financial condition or results of operations. Matters that arise out of allegations of bodily injury, property damage and employment practices are generally covered by insurance. One such matter, Madusou Cherif, et al. v. Elme Communities Inc., et al., Civ. No. 24EV006232 (State Court of Fulton County, Georgia), relates to a drowning event that occurred at one of the Company’s properties, which was sold earlier this year. Consistent with the foregoing, Management expects that this matter will be covered by insurance and does not believe the resolution of this matter will have a material adverse effect on our financial condition or results of operations. However, if the Company did incur liability and costs in excess of available insurance limits, that could have a material adverse effect on our financial condition or results of operations.

ITEM 1A: RISK FACTORS

There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2026, no trustee or officer of Elme Communities adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Riverside Apartments Purchase and Sale Agreement

On May 8, 2026, Elme Riverside Apartments LLC (the “Riverside Seller”), a wholly-owned subsidiary of Elme Communities(the “Company”), entered into a purchase and sale agreement (the “Riverside Agreement”) with Riverside Apartments VA LLC, a subsidiary of Beitel Group (the “Buyer”), for the sale of Riverside Apartments, a 1,222 unit community located in Alexandria, Virginia and related undeveloped land, for a contract sale price of $280.0 million, subject to customary prorations and adjustments (the “Riverside Sale”). The aggregate earnest money deposit amount is $4.5 million. The first installment of the deposit, $1.5 million, is required to be funded within two business days of signing. If the Buyer does not terminate the Riverside Agreement on or before the expiration of an inspection period on June 4, 2026, the remaining $3.0 million deposit installment will be due within one business day of the expiration of such inspection period, at which time the entire earnest money deposit will become nonrefundable, except in the event of the Riverside Seller’s breach of the Riverside Agreement or failure to satisfy conditions precedent to the consummation of the Riverside Sale. In addition to completion of the inspection period, the Riverside Agreement is subject to closing conditions and other terms and conditions customary for real estate transactions. The Riverside Agreement provides for closing on or prior to July 6, 2026, subject to limited exceptions, although there can be no assurance that the closing conditions will be satisfied or that the Riverside Sale will be consummated.

The Riverside Agreement contains representations and warranties the parties thereto made to and solely for the benefit of each other, and such representations and warranties should not be relied upon by any other person. The assertions embodied in those representations and warranties were made solely for the purposes of the Riverside Agreement and are subject to important qualifications and limitations agreed to by and between Buyer and Riverside Seller in connection with negotiating the Riverside Agreement. Accordingly, security holders should not rely on the representations and warranties as accurate or complete or characterizations of the actual state of facts as of any specified date because such representations and warranties are modified in important part by the underlying disclosure schedules, are subject to a contractual standard of materiality different from that generally applicable to security holders and were used only for the purposes of conducting certain limited due diligence inquiries and allocating risks and not for establishing all material facts with respect to the matters addressed.

ITEM 6: EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated August 1, 2025, by and among Elme Communities, WashREIT OP LLC, Echo Sub LLC, CEVF VI Capital Holdings, LLC and CEVF VI Co-Invest I Venture, LLC	8-K	001-06622	2.1	8/4/2025
2.2	Plan of Sale and Liquidation	8-K	001-06622	2.2	8/4/2025
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Articles Supplementary of Elme Communities	8-K	001-06622	3.1	3/20/2025
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
10.1	Retention Agreement between Paul McDermott and Elme Communities	8-K	001-06622	10.1	1/23/2026
10.2	Retention Agreement between Tiffany Butcher and Elme Communities	8-K	001-06622	10.2	1/23/2026
10.3	Retention Agreement between W. Drew Hammond and Elme Communities	8-K	001-06622	10.3	1/23/2026
10.4	Retention Agreement between Steven Freishtat and Elme Communities	8-K	001-06622	10.4	1/23/2026
10.5	Executive Officer Short-Term Incentive Plan for the performance period beginning November 13, 2025	8-K	001-06622	10.5	1/23/2026
10.6	Form of Agreement and Release of Claims	10-K	001-06622	10.18	2/27/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32
Certification of the Chief Executive Officer and the Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ELME COMMUNITIES

/s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)
DATE: May 11, 2026