Form 10-Q
period 2026-06-30
Elme Communities
filed 2026-07-31
CIK 104894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
 ___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2026, 88,857,883 common shares were outstanding.

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

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS
(LIQUIDATION BASIS)
(IN THOUSANDS)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Income producing property	$418,000	$776,425
Cash, cash equivalents and restricted cash	41,257	1,331,882
Rents and other receivables	1,153	5,974
Total assets	$460,410	$2,114,281
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	36,614	43,599
Debt payable	251,042	520,000
Accounts payable and accrued expenses	5,098	8,044
Liquidating distribution payable	—	1,303,723
Total liabilities	$292,754	$1,875,366

Net assets in liquidation	$167,656	$238,915
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net assets in liquidation, beginning of period	$203,909	$238,915
Changes in net assets in liquidation
Liquidation value of income producing property	(31,250)	(64,425)
Remeasurement of assets and liabilities, net	(5,003)	(6,834)
Net decrease in liquidation value	(36,253)	(71,259)
Changes in net assets in liquidation	(36,253)	(71,259)
Net assets in liquidation, end of period	$167,656	$167,656

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue
Real estate rental revenue	$62,099	$123,592
Expenses
Property operating and maintenance	14,624	28,799
Real estate taxes and insurance	8,038	15,857
Property management	2,256	4,502
General and administrative	7,689	16,918
Depreciation and amortization	23,560	46,799
	56,167	112,875
Real estate operating income	5,932	10,717
Other expense
Interest expense	(9,498)	(18,958)
	(9,498)	(18,958)
Net loss	$(3,566)	$(8,241)

Basic net loss per common share	$(0.04)	$(0.10)

Diluted net loss per common share	$(0.04)	$(0.10)

Weighted average shares outstanding – basic	88,093	88,078
Weighted average shares outstanding – diluted	88,093	88,078

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(GOING CONCERN BASIS)
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net loss	$(3,566)	$(8,241)
Other comprehensive income:
Unrealized gain on interest rate hedges	334	423
Reclassification of unrealized loss on interest rate derivatives to earnings	509	1,019
Comprehensive loss	$(2,723)	$(6,799)

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(GOING CONCERN BASIS)
(IN THOUSANDS)
(UNAUDITED)

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, December 31, 2024	88,029	$880	$1,740,078	$(646,095)	$(13,066)	$1,081,797	$281	$1,082,078
Net loss	—	—	—	(8,241)	—	(8,241)	—	(8,241)
Unrealized gain on interest rate hedges	—	—	—	—	423	423	—	423
Amortization of swap settlements	—	—	—	—	1,019	1,019	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Dividends ($0.36 per common share)	—	—	—	(31,890)	—	(31,890)	—	(31,890)
Share grants, net of forfeitures and tax withholdings	133	2	3,083	—	—	3,085	—	3,085
Balance, June 30, 2025	88,162	$882	$1,743,161	$(686,226)	$(11,624)	$1,046,193	$277	$1,046,470

	Shares Issued and Out-standing	Shares of Beneficial Interest at Par Value	Additional Paid in Capital	Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance, March 31, 2025	88,157	$882	$1,741,220	$(666,713)	$(12,467)	$1,062,922	$279	$1,063,201
Net loss	—	—	—	(3,566)	—	(3,566)	—	(3,566)
Unrealized gain on interest rate hedges	—	—	—	—	334	334	—	334
Amortization of swap settlements	—	—	—	—	509	509	—	509
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Dividends ($0.18 per common share)	—	—	—	(15,947)	—	(15,947)	—	(15,947)
Share grants, net of forfeitures and tax withholdings	5	—	1,941	—	—	1,941	—	1,941
Balance, June 30, 2025	88,162	$882	$1,743,161	$(686,226)	$(11,624)	$1,046,193	$277	$1,046,470

See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(GOING CONCERN BASIS)
(IN THOUSANDS)
(UNAUDITED)

Six Months Ended June 30, 2025
Cash flows from operating activities
Net loss	$(8,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,799
Credit losses on lease related receivables	2,022
Share-based compensation expense	3,113
Net amortization of debt premiums, discounts and related financing costs	2,143
Changes in operating other assets	(13)
Changes in operating other liabilities	200
Net cash provided by operating activities	46,023
Cash flows from investing activities
Capital improvements to real estate	(14,391)
Non-real estate capital improvements	(60)
Net cash used in investing activities	(14,451)
Cash flows from financing activities
Line of credit borrowings, net	(1,000)
Dividends paid	(31,841)
Payment of financing costs	(26)
Distributions to noncontrolling interests	(4)
Payment of tax withholdings for restricted share awards	(217)
Net cash used in financing activities	(33,088)
Net decrease in cash, cash equivalents and restricted cash	(1,516)
Cash, cash equivalents and restricted cash at beginning of period	8,609
Cash, cash equivalents and restricted cash at end of period	$7,093

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$16,286
Change in accrued capital improvements and development costs	1,155
Dividend payable	15,947

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,786
Restricted cash	2,307
Cash, cash equivalents and restricted cash	$7,093
See accompanying notes to the consolidated financial statements.

ELME COMMUNITIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(UNAUDITED)

NOTE 1: NATURE OF BUSINESS

Elme Communities, a Maryland real estate investment trust, formerly known as Washington Real Estate Investment Trust (“Elme” or the “Company”), is a self-administered equity real estate investment trust (“REIT”) within the meaning of Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”) and successor to a trust organized in 1960. Our business primarily consists of the ownership of apartment communities in the greater Washington, DC metro region. As of December 31, 2025, we owned nine apartment communities, six in the Washington, DC metro region and three in the Atlanta metro region, and one office property. As of June 30, 2026, we owned four apartment communities in the Washington, DC metro region. Within these notes to the financial statements, we refer to the three months ended June 30, 2026 and June 30, 2025 as the “2026 Quarter” and the “2025 Quarter,” respectively, and the six months ended June 30, 2026 and June 30, 2025 as the “2026 Period” and the “2025 Period,” respectively.

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

On October 30, 2025, our shareholders approved the Portfolio Sale Transaction and the Plan of Sale and Liquidation, and on November 12, 2025, Elme completed the Portfolio Sale Transaction. Also on November 12, 2025, certain indirect subsidiaries of the Company, as borrowers (collectively, the “Borrowers”), and Goldman Sachs Bank USA, as lender (the “Lender”), entered into that certain Loan Agreement (the “Loan Agreement”) pursuant to which the Lender has made a senior secured term loan of $520.0 million (the “Secured Term Loan”) to the Borrowers. Pursuant to the Loan Agreement, the Secured Term Loan was secured by first priority mortgages and security interests on all ten properties that remained under the Company following the closing of the Portfolio Sale Transaction (which were directly owned by the Borrowers) and included: Riverside Apartments, Elme Bethesda, Elme Germantown, Elme Watkins Mill, 3801 Connecticut Avenue, The Kenmore, Elme Conyers, Elme Marietta, Elme Sandy Springs, and Watergate 600 (the “Remaining Company Properties” or the “Loan Collateral”). In addition, the Secured Term Loan was secured by pledges of all equity interests in the Borrowers, along with all other personal property of the Borrowers.

During the first quarter of 2026, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million. During the 2026 Quarter, we completed the sale of two of the Remaining Company Properties, Elme Germantown and Elme Watkins Mill, comprising 428 residential apartment homes, for aggregate gross proceeds of approximately $95.0 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan and those sold properties were released from the mortgages securing the Secured Term Loan.

In addition, during the 2026 Quarter, we entered into three separate purchase and sale agreements pursuant to which we expect to sell The Kenmore, 3801 Connecticut Avenue and Elme Bethesda. These three purchase and sale agreements, which provide for gross proceeds of approximately $168.0 million in the aggregate (subject to certain customary adjustments and prorations), are no longer subject to ongoing inspection periods, but remain subject to satisfaction of customary closing conditions including, in the case of the two DC properties, regulatory requirements related to the Tenant Opportunity to Purchase Act (“TOPA”). The closing of each DC property is expected to occur shortly after completion of its TOPA process, subject to satisfaction of other applicable closing conditions. The buyer of each DC property has commenced discussions with the property’s tenant association, and, assuming no purchase rights are exercised or assigned to a party other than the contract buyer, Elme currently anticipates the TOPA process for both properties to be completed no later than the end of 2026. The Company has obtained the certificate of compliance from the Montgomery County Department of Housing and Community

Affairs certifying compliance with Montgomery County’s right of first refusal requirements with respect to Elme Bethesda, and, following such receipt, the parties to the purchase and sale agreement for Elme Bethesda have agreed to close the sale no later than August 11, 2026.

As previously disclosed, in May 2026 the Company had entered into a purchase and sale agreement for Riverside Apartments (including related undeveloped land) which was subject to an ongoing inspection period and, on June 17, 2026, the buyer under that purchase and sale agreement exercised its right to terminate. On July 23, 2026, the Company entered into a purchase and sale agreement for Riverside Apartments (including related undeveloped land) with a new purchaser, which had previously submitted a proposal to acquire the property, for a contract sale price of $250.0 million, subject to certain customary adjustments and prorations. This new purchase and sale agreement is subject to an ongoing inspection period, as well as satisfaction of customary closing conditions. The new purchase and sale agreement for Riverside Apartments provides that, subject to completion of the inspection period and the satisfaction of the closing conditions, the sale of Riverside Apartments will close no later than September 14, 2026.

Because the sales of Elme’s remaining properties are subject to, as applicable, satisfactory completion of an inspection period with respect to Riverside Apartments, and satisfaction of closing conditions, including, with respect to the DC properties, regulatory requirements related to the TOPA, the exact timing of completing the sales of the unsold Remaining Company Properties cannot be determined at this time and no assurance can be given as to how long it will take to complete the sale of any or all of its unsold Remaining Company Properties.

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

Generally, and subject to our ongoing qualification as a REIT, no provisions for income taxes are necessary except for taxes on undistributed taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Prior to its dissolution during the 2026 Quarter, our TRS was subject to corporate federal and state income tax on its taxable income at regular statutory rates.

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

No assurance can be given that any liquidating distributions the Company pays to its shareholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of June 30, 2026. For a discussion of risks related to the Plan of Sale and Liquidation, see the previously disclosed “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 27, 2026.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the consolidated accounts of Elme and our subsidiaries and entities in which Elme has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. As a result of the change to the liquidation basis of accounting on November 1, 2025, the Company no longer presents a consolidated balance sheet, a consolidated statement of operations, a consolidated statement of equity or a consolidated statement of cash flows for the current period. These statements are only presented for prior year periods to the extent required.

We have prepared the accompanying unaudited consolidated financial statements in accordance with GAAP, as contained within the FASB’s ASC, including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and pursuant to the rules and regulations of the Securities and Exchange Commission.

Pursuant to the Company’s shareholders’ approval of the Plan of Sale and Liquidation on October 30, 2025, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to November 1, 2025 (as the approval of the Plan of Sale and Liquidation by the Company’s shareholders became imminent in late October 2025 based on the results of the Company’s solicitation of proxies from its shareholders for their approval of the Plan of Sale and Liquidation). Accordingly, on November 1, 2025, assets were adjusted to their estimated net realizable value, also referred to as liquidation value, which represents the estimated amount of cash or other consideration that the Company expected to realize through the disposal of assets. The liquidation values of the Company’s real estate properties are presented on a net realizable value basis at June 30, 2026. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

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

Actual costs incurred but unpaid prior to the Company’s adoption of the liquidation basis of accounting on November 1, 2025, and yet to be derecognized, are included in accounts payable and accrued expenses at June 30, 2026 on the consolidated statement of net assets. All our liabilities under either the going concern basis of accounting or the liquidation basis of accounting are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

Net assets in liquidation at June 30, 2026 represent the remaining estimated liquidation value available to shareholders upon liquidation. Due to the uncertainty in the estimated cash flows from operations and the time required to complete the Plan of Sale and Liquidation, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.

All financial results and disclosure prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis. As a result, the statement of operations, the statement of comprehensive income (loss) and the statement of equity for the three and six months ended June 30, 2025 and the statement of cash flow for the six months ended June 30, 2025 are presented using the going concern basis of accounting.

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

NOTE 4: LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Sale and Liquidation. As of June 30, 2026, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of capital expenditures, the timing and value of property sales, estimates of direct costs incurred to complete the sales, the timing and estimated amounts associated with discharging known and contingent liabilities and the estimated costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period which is estimated to be complete within 24 months from October 30, 2025, the date on which the Company received shareholder approval of the Plan of Sale and Liquidation; however, no assurances can be provided that this date will be met.

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of June 30, 2026 is as follows (in thousands):

	As of December 31, 2025	Cash Payments (Receipts)	Remeasurements of Assets and Liabilities	As of June 30, 2026
Assets
Estimated net inflows from income producing property	$18,091	$(20,371)	$5,203	$2,923
Estimated net inflows from interest income	1,874	(2,066)	285	93
	19,965	(22,437)	5,488	3,016
Liabilities
Liquidation transaction costs(1)	(33,446)	11,016	(576)	(23,006)
General and administrative expenses	(16,020)	9,941	(6,148)	(12,227)
Capital expenditures	(2,885)	3,506	(1,940)	(1,319)
Interest expense	(10,385)	10,965	(3,658)	(3,078)
Debt repayment and origination costs, net	(828)	828	—	—
	(63,564)	36,256	(12,322)	(39,630)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(43,599)	$13,819	$(6,834)	$(36,614)

(1) Liquidation transaction costs primarily include disposal costs and severance expenses.

NOTE 5: NET ASSETS IN LIQUIDATION

The net assets in liquidation as of June 30, 2026 were $167.7 million. Net assets in liquidation include projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Sale and Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition and value received in the sale of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. Cumulative liquidating distributions paid to shareholders included the $14.67 per common share distribution paid on January 7, 2026 to our shareholders of record as of the close of business on December 22, 2025 and will include any future distribution of our net assets in liquidation.

NOTE 6: REAL ESTATE

As of June 30, 2026 the Company’s portfolio was composed of four multifamily properties with a liquidation value of real estate of $418.0 million.

Properties Sold and Held for Sale

Under the going concern basis, when we classified properties as held for sale, we discontinued the recording of depreciation expense and estimated their fair value less costs to sell. If we determined that the carrying value for these properties exceeded their estimated fair value less costs to sell, we recorded a loss on asset impairment.

During the 2026 Quarter, we sold our interests in the properties below. We did not classify any properties as held for sale or record an impairment during the 2026 Period or 2025 Period and did not sell any properties during the 2025 Period.

Properties	Number of Units (unaudited)
Elme Germantown	218
Elme Watkins Mill	210
428

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

The Secured Term Loan matures on November 9, 2026, subject to a one-year Borrowers’ extension option, which is subject to satisfaction of certain specified conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal amount of the Secured Term Loan and the requirement that no more than $312 million of the Secured Term Loan may be outstanding on the first day of the extended term. The Secured Term Loan bears interest at a per annum rate equal to the one-month term SOFR (subject to a term SOFR floor of 3.00%) plus the spread. The initial spread was 2.25% and increased to 2.75% in May 2026, and will increase to 3.00% in August 2026 and 3.50% in November 2026. Thereafter, the spread will increase by 0.25% every three months, to 3.75% in February 2027 and a maximum of 4.00% in May 2027 (if extended). The Company has purchased an interest rate cap that effectively caps term SOFR at 5.00% per annum. On February 9, 2026, a duration fee equal to 0.20% of the then outstanding principal amount of the Secured Term Loan was paid to the Lender.

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

The Secured Term Loan is intended to be repaid with the net proceeds from one or more sales of the properties securing the Secured Term Loan, and such properties shall be released from the mortgages securing the Secured Term Loan as they are sold, upon satisfaction of certain conditions and payment of a minimum release price applied to the prepayment of the Secured Term Loan. An exit fee equal to 0.50% of the principal amount of the Secured Term Loan repaid is payable with any prepayment or repayment of the Secured Term Loan, including at maturity, provided, that no exit fee is payable (i) if the Secured Term Loan is refinanced by the Lender or its affiliates or (ii) if the Secured Term Loan is repaid with the proceeds of an arm’s length sale of one or more of the properties securing the Secured Term Loan. During the first quarter of 2026, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, for aggregate gross proceeds of approximately $199.0 million. During the 2026 Quarter, we completed the sale of two of the Remaining Company Properties, Elme Germantown and Elme Watkins Mill, for aggregate gross proceeds of approximately $95.0 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan.

As of June 30, 2026, the remaining outstanding balance of the Secured Term Loan was $251.0 million. As of June 30, 2026, the interest rate on the Secured Term Loan is based on the one-month term SOFR plus 2.75% applicable margin and the one-month term SOFR is 3.63%.

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

The net unrealized gain on the effective swaps were recognized in Other comprehensive income (loss) for the three and six months ended June 30, 2025 as $0.3 million and $0.4 million, respectively.

Amounts reported in Accumulated other comprehensive loss related to effective cash flow hedges were reclassified to interest expense as interest payments were made on our variable-rate debt. The losses reclassified from Accumulated other comprehensive loss into interest expense for the three and six months ended June 30, 2025 were $0.5 million and $1.0 million, respectively.

NOTE 9: SHARE-BASED COMPENSATION

Elme maintained short-term and long-term incentive plans, each effective January 1, 2020, as amended, that allowed for cash and share-based awards to officers, respectively, and short-term and long-term incentive plans, that allowed for cash and share-based awards, respectively, to non-officer employees. Share-based awards were provided to officers and non-officer employees, as well as trustees, under the Elme Communities 2016 Omnibus Incentive Plan, as amended and restated effective May 30, 2024 (the “Omnibus Incentive Plan”). An amendment and restatement of the Omnibus Incentive Plan was approved by our Board in April 2024 and approved by our shareholders in May 2024 to, among other changes, increase the number of shares available to be issued by 2,900,000, from 2,400,000 shares to 5,300,000 shares (including shares issued pursuant to awards made under the Omnibus Incentive Plan prior to its amendment). The Omnibus Incentive Plan allowed for awards in the form of restricted shares, restricted share units, options and other awards up to an aggregate of 5,300,000 shares over the ten-year period in which the plan is in effect. Restricted share units were converted into shares of our stock upon full vesting through the issuance of new shares. Due to the Plan of Sale and Liquidation, the above-referenced officer short-term and long-term incentive plans have been terminated.

During the first quarter of 2026, the Board approved the Elme Communities Executive Officer Short-Term Incentive Plan, effective as of November 13, 2025 (the “New Officer STIP”), which provides for a cash award opportunity based on achievement of three metrics: (i) the value of the additional liquidating distributions to Elme’s shareholders, which will be 40% of the award opportunity, (ii) the timing of completion of the sales of Elme’s remaining assets, which will be 40% of the award opportunity, and (iii) performance measures in furtherance of implementing the Plan of Sale and Liquidation, consisting of efficient operation of Elme’s remaining assets, employee retention and successfully implementing the Plan of Sale and Liquidation, which will be 20% of the award opportunity. The performance period under the New Officer STIP runs from November 13, 2025 through the earlier of (i) November 13, 2026 and (ii) the date on which the actual levels of achievement of the additional liquidating distributions and timing metrics discussed above are otherwise determined by the Compensation Committee of the Board.

Total Compensation Expense

Total compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.7 million for the 2025 Quarter and $3.1 million for the 2025 Period.

Restricted Share Awards

There were no unvested restricted share awards at June 30, 2026.

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
The computations of basic and diluted earnings per share for the three and six months ended June 30, 2025 were as follows (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Numerator:
Net loss	$(3,566)	$(8,241)
Allocation of earnings to unvested restricted share awards	(88)	(177)
Adjusted net loss	$(3,654)	$(8,418)
Denominator:
Weighted average shares outstanding – basic and diluted	88,093	88,078

Basic net loss per common share	$(0.04)	$(0.10)
Diluted net loss per common share	$(0.04)	$(0.10)

Dividends declared per common share	$0.18	$0.36

NOTE 11: SEGMENT INFORMATION

For the 2025 Quarter and 2025 Period, we operated in a single reportable segment which includes the ownership, development, redevelopment and acquisition of apartment communities (the “Residential segment”). Within the Residential segment, we do not distinguish or group our consolidated operations for the period presented based on size (as of June 30, 2025, only one community, Riverside Apartments, comprised more than 10% of consolidated revenues), type (all assets in the segment are residential) or geography (as of June 30, 2025, all but six communities were within the Washington, DC metro region). Further, our apartment communities had similar long-term economic characteristics and provide similar products and services to our residents.

For the 2025 Quarter and 2025 Period, we had one office property, Watergate 600, which did not meet the quantitative or qualitative criteria for a reportable segment and was classified within “Other”, along with business activities that are not part of an operating segment, on our segment disclosure tables.

Our chief operating decision maker (the “CODM”), the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of assessing the performance and allocating resources to the operating segment. The CODM uses net operating income (“NOI”), defined as real estate rental revenue less real estate expenses (the significant segment expense), as the key basis of measurement for the reported segment profit or loss.

We evaluate performance based upon NOI of the combined properties in the segment. Our reportable operating segment consolidates similar properties. GAAP requires that segment disclosures present the measure(s) used by the CODM for purposes of assessing each segment’s performance.

The following tables present revenues, NOI, capital expenditures and total assets for the three and six months ended June 30, 2025 from our Residential segment as well as Other, and reconcile NOI to net loss as reported (in thousands):

	Three Months Ended June 30, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$57,683	$4,416	$62,099
Real estate expenses	21,261	1,401	22,662
Net operating income	$36,422	$3,015	$39,437
Other expense:
Property management expenses			(2,256)
General and administrative expenses			(7,689)
Depreciation and amortization			(23,560)
Interest expense			(9,498)
Net loss			$(3,566)
Capital expenditures	$8,707	$46	$8,753
Total assets	$1,692,236	$117,968	$1,810,204

	Six Months Ended June 30, 2025
	Residential	Other	Consolidated
Real estate rental revenue	$114,690	$8,902	$123,592
Real estate expenses	41,870	2,786	44,656
Net operating income	$72,820	$6,116	$78,936
Other expense:
Property management expenses			(4,502)
General and administrative expenses			(16,918)
Depreciation and amortization			(46,799)
Interest expense			(18,958)
Net loss			$(8,241)
Capital expenditures	$14,370	$81	$14,451

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

We did not issue common shares under the Equity Distribution Agreement during the 2026 Period or 2025 Period and we terminated the Equity Distribution Agreement during the first quarter of 2026.

We previously had a dividend reinvestment program, whereby shareholders were able to use their dividends and optional cash payments to purchase common shares, which was suspended in September 2025. Prior to the suspension, the common shares sold under this program were either common shares issued by us or common shares purchased in the open market. During the suspension period, dividend payments were not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program were not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program. No common shares were issued under the dividend reinvestment program during the 2026 Period or 2025 Period. The dividend reinvestment program was formally terminated during the 2026 Quarter.

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

We refer to the three months ended June 30, 2026 and June 30, 2025 as the “2026 Quarter” and the “2025 Quarter,” respectively, and the six months ended June 30, 2026 and June 30, 2025 as the “2026 Period” and the “2025 Period,” respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Elme to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Additional factors which may cause the actual results, performance, or achievements of Elme to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to: Elme’s ability to remain listed on the NYSE and its expected timeline for doing so; Elme’s ability to transfer its remaining assets and liabilities to a liquidating trust and terminate its existence by voluntary dissolution on the terms and timeline anticipated; Elme’s ability to successfully complete the sales of its remaining assets, including successful completion of any remaining inspection periods and all closing conditions applicable to assets under contract, including, but not limited to, timely completion of the Tenant Opportunity to Purchase Act (“TOPA”) process for the sale of multifamily assets in DC, on the terms and timeline anticipated, or at all; changes in the amount and timing of the additional liquidating distributions, including as a result of unexpected levels of transaction, general and administrative and other liquidation costs, changes in the gross asset sales proceeds for the sale of the remaining properties from prior estimates, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations; Elme’s ability to repay the Secured Term Loan (as defined below) with the net proceeds from the sales of the remaining properties which secure the Secured Term Loan and to release the mortgages securing the Secured Term Loan as they are sold; the possibility, mechanics and timing of converting to a liquidating trust or other liquidating entity; the ability of Elme’s Board of Trustees (the “Board”) to terminate the Plan of Sale and Liquidation; the response of Elme’s residents, tenants and business partners to the Plan of Sale and Liquidation; potential difficulties in employee retention as a result of the on-going Plan of Sale and Liquidation; the outcome of legal proceedings that may be instituted against Elme, its trustees and others, including those related to the Portfolio Sale Transaction (as defined below), completed and future property sales and the Plan of Sale and Liquidation; the risk that disruptions caused by or relating to the Plan of Sale and Liquidation will harm Elme’s business, including current plans and operations; risks relating to the market value of Elme’s common shares; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Plan of Sale and Liquidation; general risks affecting the real estate industry and local real estate markets (including, without limitation, the market value of Elme’s properties and potential illiquidity of Elme’s remaining real estate investments); whether or not the sale of one or more of Elme’s properties may be considered a prohibited transaction under the Internal Revenue Code of 1986, as amended (the “Code”); Elme’s ability to maintain its status as a real estate investment trust for U.S. federal income tax purposes; the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Sale and Liquidation; the risks associated with ownership of real estate in general and Elme’s real estate assets in particular; general economic and market developments and conditions; and volatility and uncertainty in the financial markets; and other risks and uncertainties detailed from time to time in Elme’s filings with the SEC, including our 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events, or otherwise.

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

During the first quarter of 2026, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million. During the 2026 Quarter, we completed the sale of two of the Remaining Company Properties, Elme Germantown and Elme Watkins Mill, comprising 428 residential apartment homes, for aggregate gross proceeds of approximately $95.0 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan. As of June 30, 2026, the remaining outstanding balance of the Secured Term Loan was $251.0 million.

In addition, during the 2026 Quarter, we entered into three separate purchase and sale agreements pursuant to which we expect to sell The Kenmore, 3801 Connecticut Avenue and Elme Bethesda. These three purchase and sale agreements, which provide for gross proceeds of approximately $168.0 million in the aggregate (subject to certain customary adjustments and prorations), are no longer subject to ongoing inspection periods, but remain subject to satisfaction of customary closing conditions including, in the case of the two DC properties, regulatory requirements related to TOPA. The closing of each DC property is expected to occur shortly after completion of its TOPA process, subject to satisfaction of other applicable closing conditions. The buyer of each DC property has commenced discussions with the property’s tenant association, and, assuming no purchase rights are exercised or assigned to a party other than the contract buyer, Elme currently anticipates the TOPA process for both properties to be completed no later than the end of 2026. The Company has obtained the certificate of compliance from the Montgomery County Department of Housing and Community Affairs certifying compliance with Montgomery County’s right of first refusal requirements with respect to Elme Bethesda, and, following such receipt, the parties to the purchase and sale agreement for Elme Bethesda have agreed to close the sale no later than August 11, 2026.

As previously disclosed, in May 2026 the Company had entered into a purchase and sale agreement for Riverside Apartments (including related undeveloped land) which was subject to an ongoing inspection period and, on June 17, 2026, the buyer under that purchase and sale agreement exercised its right to terminate. On July 23, 2026, the Company entered into a purchase and sale agreement for Riverside Apartments (including related undeveloped land) with a new purchaser, which had previously submitted a proposal to acquire the property, for a contract sale price of $250.0 million, subject to certain customary adjustments and prorations. This new purchase and sale agreement is subject to an ongoing inspection period, as well as satisfaction of customary closing conditions. The new purchase and sale agreement for Riverside Apartments provides that, subject to completion of the inspection period and the satisfaction of the closing conditions, the sale of Riverside Apartments will close no later than September 14, 2026.

Given the Plan of Sale and Liquidation, our efforts are focused on selling the remaining properties, winding down the Company’s affairs and, when appropriate and in the Board’s discretion, distributing the net proceeds to our shareholders subject to the creation of necessary reserves for, and payment or other satisfaction of, the Company’s expenses and other liabilities and obligations.

If we have not sold all of our remaining properties and paid all of our liabilities within 24 months after shareholder approval of the Plan of Sale and Liquidation, which was received on October 30, 2025, or if the Board otherwise determines that it is advantageous to do so earlier, we may transfer our remaining assets and liabilities to a liquidating trust and distribute interests in the liquidating trust to our shareholders or otherwise convert Elme to a liquidating limited liability company, partnership, or trust. We cannot predict the exact amount to be distributed or the timing of the completion of the liquidation and termination of Elme’s existence.

Initial Liquidating Distribution

In accordance with the Plan of Sale and Liquidation, following completion of the Portfolio Sale Transaction in November 2025, the Board approved a special liquidating distribution of $14.67 per common share of the Company’s shares of beneficial interest, par value $0.01 per share (“common shares”) to its shareholders of record as of the close of business on December 22, 2025. The special liquidating distribution was paid on January 7, 2026.

Disposition Activity

During the first quarter of 2026, we completed the sale of four of the Remaining Company Properties, Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million. During the 2026 Quarter, we completed the sale of two of the Remaining Company Properties, Elme Germantown and Elme Watkins Mill, comprising 428 residential apartment homes, for aggregate gross proceeds of approximately $95.0 million. For each of these sales, a portion of the net proceeds was used to repay a portion of the Secured Term Loan, and those sold properties were released from the mortgages securing the Secured Term Loan.

As of June 30, 2026, our portfolio consisted of the following assets located in the Washington, DC metro region.

Properties	Location
Riverside Apartments (1)	Alexandria, VA
3801 Connecticut Avenue	Washington, DC
The Kenmore	Washington, DC
Elme Bethesda	Bethesda, MD
(1)    Includes an undeveloped land parcel held for development adjacent to the Riverside Apartments.

In addition, during the 2026 Quarter, we entered into three separate purchase and sale agreements pursuant to which we expect to sell The Kenmore, 3801 Connecticut Avenue and Elme Bethesda. These three purchase and sale agreements, which provide for gross proceeds of approximately $168.0 million in the aggregate (subject to certain customary adjustments and prorations), are no longer subject to ongoing inspection periods, but remain subject to satisfaction of customary closing conditions including, in the case of the two DC properties, regulatory requirements related to TOPA. The closing of each DC property is expected to occur shortly after completion of its TOPA process, subject to satisfaction of other applicable closing conditions. The buyer of each DC property has commenced discussions with the property’s tenant association, and, assuming no purchase rights are exercised or assigned to a party other than the contract buyer, Elme currently anticipates the TOPA process for both properties to be completed no later than the end of 2026. The Company has obtained the certificate of compliance from the Montgomery County Department of Housing and Community Affairs certifying compliance with Montgomery County’s right of first refusal requirements with respect to Elme Bethesda, and, following such receipt, the parties to the purchase and sale agreement for Elme Bethesda have agreed to close the sale no later than August 11, 2026.

As previously disclosed, in May 2026 the Company had entered into a purchase and sale agreement for Riverside Apartments (including related undeveloped land) which was subject to an ongoing inspection period and, on June 17, 2026, the buyer under that purchase and sale agreement exercised its right to terminate. On July 23, 2026, the Company entered into a purchase and sale agreement for Riverside Apartments (including related undeveloped land) with a new purchaser, which had previously submitted a proposal to acquire the property, for a contract sale price of $250.0 million, subject to certain customary adjustments and prorations. This new purchase and sale agreement is subject to an ongoing inspection period, as well as satisfaction of customary closing conditions. The new purchase and sale agreement for Riverside Apartments provides that, subject to completion of the inspection period and the satisfaction of the closing conditions, the sale of Riverside Apartments will close no later than September 14, 2026.

Because the sales of Elme’s remaining properties are subject to, as applicable, satisfactory completion of an inspection period with respect to Riverside Apartments, and satisfaction of closing conditions, including, with respect to the DC properties, regulatory requirements related to the TOPA, the exact timing of completing the sales of the unsold Remaining Company Properties cannot be determined at this time and no assurance can be given as to how long it will take to complete the sale of any or all of its unsold Remaining Company Properties.

NYSE Listing

While the New York Stock Exchange (“NYSE”) has discretionary authority to delist the Company’s common shares following shareholder approval of the Plan of Sale and Liquidation, the Company intends for its common shares to continue to be listed on the NYSE, subject to continued compliance with NYSE listing requirements, until such time in the future as the Board determines to voluntarily delist its common shares from the NYSE in order to reduce operating expenses and maximize liquidating distributions. The Company does not currently expect to voluntarily delist prior to completing the sale of Riverside Apartments and repayment of the Secured Term Loan, and – assuming completion of the property sales as described above – currently expects the NYSE delisting and Company dissolution process to occur in the fourth quarter of 2026. While the Board currently intends to take the actions as outlined above, consistent with the Plan of Sale and Liquidation, the timing of these actions remains subject to change, including as a result of any changes in the timing of property sale closings. In addition, the Board may modify or delay these actions if it determines that doing so is in the best interest of the Company and its shareholders.
Financing Activity

As of June 30, 2026 and July 30, 2026, the interest rate on the Secured Term Loan is 6.38%, which is based on the one-month term SOFR plus 2.75% applicable margin. $251.0 million of the principal under the Secured Term Loan remains outstanding as of July 30, 2026.

Recent Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e., based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Results of Operations

As of June 30, 2026, we owned approximately 2,100 residential apartment homes in the Washington, DC metro region compared to 9,400 residential apartment homes in the Washington, DC and Atlanta metro regions as of June 30, 2025. We also owned and operated approximately 300,000 square feet of commercial space in the Washington, DC metro region as of June 30, 2025, which was sold during the first quarter of 2026.

Our revenues are derived primarily from the ownership and operation of income producing property. In light of the approval of the Plan of Sale and Liquidation on October 30, 2025, the adoption of the liquidation basis of accounting as of November 1, 2025, the sale of 19 assets in the Portfolio Sale Transaction in November 2025 for approximately gross proceeds of $1.6 billion, the sales during the first quarter of 2026 of Elme Sandy Springs, Elme Marietta, Elme Conyers and Watergate 600, comprising approximately 1,000 residential apartment homes and 300,000 square feet of commercial space, for aggregate gross proceeds of approximately $199.0 million, and the sales during the 2026 Quarter of Elme Germantown and Elme Watkins Mill, comprising approximately 400 residential apartment homes for aggregate gross proceeds of approximately $95.0 million, the results of operations for the 2026 Quarter and 2026 Period are not comparable to the 2025 Quarter or 2025 Period, respectively.

Operating Metrics

Average Occupancy is based on average daily occupied apartment homes as a percentage of total apartment homes. Ending Occupancy is calculated as occupied homes as a percentage of total homes as of the last day of that period.

Average Occupancy and Ending Occupancy for our four remaining residential properties for the 2026 Quarter was 93.3% and 93.5%, respectively, compared to 95.3% and 95.6%, respectively, for the same four properties for the 2025 Quarter.

Average Occupancy for our four remaining residential properties for the 2026 Period was 93.1% compared to 95.3% for the same four properties for the 2025 Period.

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

As of June 30, 2026, our cash and cash equivalents were approximately $41.3 million and we had $17.3 million of restricted cash (funds held by the Lender in lender-controlled reserve accounts under the Secured Term Loan, including reserves for property taxes and insurance premiums, capital expenditures and certain other approved operating expenses and capital items).

Liquidating Distributions

On July 24, 2026, the Company announced that its current estimate of the total amount of remaining liquidating distributions to be funded from the net proceeds of sales of the Remaining Company Properties was estimated to be between $1.74 and $1.94 per share. Based on this updated estimate, the total amount of liquidating distributions (including the initial $14.67 per common share liquidating distribution paid in January 2026) was estimated to be between $16.41 and $16.61 per share. The Company’s estimate of the ranges of liquidating distributions were derived from a number of assumptions and estimates, including the estimated range of gross asset sales proceeds for the Remaining Company Properties, many of which are outside the Company’s control and may not prove to be accurate, which could cause actual liquidating distributions to be less or more than the estimated ranges. For more information regarding the estimates and assumptions, and various risks associated with such estimates and assumptions, see the risk factor previously disclosed in “Part I - Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, titled “We cannot determine at this time the amount or timing of the remaining liquidating distributions, if any, to our shareholders in connection with the Plan of Sale and Liquidation because there are many factors that could affect the amount or timing of any such liquidating distributions, if any, some of which are not within our control.”

Debt Financing

Aside from the Secured Term Loan described in the “Overview” section, the Company does not have any other outstanding debt obligations as of June 30, 2026.

Debt Covenants

As of June 30, 2026, we were in compliance with the covenants related to the Secured Term Loan, including those covenants with respect to maintenance of insurance, single-purpose bankruptcy, remote entity requirements, reporting requirements and restrictions on property and equity transfers and the granting of liens.

Common Equity

We have authorized for issuance 150.0 million common shares, of which 88.9 million shares were outstanding at June 30, 2026.

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

We did not issue common shares under the Equity Distribution Agreement during the 2026 Period or 2025 Period and we terminated the Equity Distribution Agreement during the first quarter of 2026.

We previously had a dividend reinvestment program, whereby shareholders were able to use their dividends and optional cash payments to purchase common shares, which was suspended in September 2025. Prior to the suspension, the common shares sold under this program were either common shares issued by us or common shares purchased in the open market. During the suspension period, dividend payments were not automatically reinvested in additional shares of our common shares of beneficial interest and participants in the dividend reinvestment program were not able to purchase shares of our common shares of beneficial interest through optional cash investments under the dividend reinvestment program. No common shares were issued under the dividend reinvestment program during the 2026 Period or 2025 Period. The dividend reinvestment program was formally terminated during the 2026 Quarter.

Preferred Equity

Our Board can, at its discretion, authorize the issuance of up to 10.0 million preferred shares. The ability to issue preferred equity provides Elme an additional financing tool that may be used to raise capital for business purposes. As of June 30, 2026, no preferred shares were issued and outstanding.

Contractual Obligations

We owed $251.0 million as of June 30, 2026 on our Secured Term Loan.

We currently lease and occupy office space for our corporate headquarters. The corporate office lease has an expiration date of September 30, 2033 and we would expect to incur approximately $3.2 million in prepayment penalties if we terminate the lease during 2026. We are actively exploring alternatives to reduce the total cost of our corporate headquarters.

We have and will continue to incur severance, retention and benefit obligations in association with our Plan of Sale and Liquidation. As of June 30, 2026, we estimate that remaining payments in 2026 related to such obligations will total approximately $14.4 million.

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

Historical Cash Flows

Cash provided by operating activities was $46.0 million for the 2025 Period.

Cash used in investing activities was $14.5 million for the 2025 Period, primarily due to capital improvement expenditures at our residential communities.

Cash used in financing activities was $33.1 million for the 2025 Period, primarily due to the payment of quarterly dividends.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2026 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

We base the discussion and analysis of our financial condition and results of operations upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There were no changes made by management to the critical accounting policies in the three and six months ended June 30, 2026. We discuss the most critical estimates in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest rate risk.

The table below presents principal, interest and related weighted average interest rates by year of maturity, with respect to debt outstanding, which consists exclusively of the Secured Term Loan on June 30, 2026 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured variable rate debt
Principal	$251,042	$—	$—	$—	$—	$—	$251,042	$251,042
Variable interest rate on debt maturities	6.4%						6.4%

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

There have not been any changes in Elme’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, Elme’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

None.

ITEM 5: OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, no trustee or officer of Elme adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement, dated August 1, 2025, by and among Elme Communities, WashREIT OP LLC, Echo Sub LLC, CEVF VI Capital Holdings, LLC and CEVF VI Co-Invest I Venture, LLC	8-K	001-06622	2.1	8/4/2025
2.2	Plan of Sale and Liquidation	8-K	001-06622	2.2	8/4/2025
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Company, as amended	10-K	001-06622	3.1	2/17/2023
3.2	Articles Supplementary of Elme Communities	8-K	001-06622	3.1	3/20/2025
3.3	Amended and Restated Bylaws of Elme Communities, as amended	8-K	001-06622	3.1	9/20/2023
10.1*§	Purchase and Sale Agreement, dated May 27, 2026 between Elme Bethesda Owner LLC and CAPREIT Acquisition Corporation					X
10.2	First Amendment to Purchase and Sale Agreement, dated June 3, 2026 between Elme Bethesda Owner LLC and CAPREIT Acquisition Corporation					X
10.3	Second Amendment to Purchase and Sale Agreement, dated June 4, 2026 between Elme Bethesda Owner LLC and CAPREIT Acquisition Corporation					X
10.4	Third Amendment to Purchase and Sale Agreement, dated July 23, 2026 between Elme Bethesda Owner LLC and Tilden Bethesda Hill Apartments, LLC, as assignee of CAPREIT Acquisition Corporation					X
10.5*§	Purchase and Sale, dated May 8, 2026 between Elme Riverside Apartments LLC and Riverside Apartments VA LLC					X
10.6	First Amendment to Agreement of Purchase and Sale, dated June 1, 2026 between Elme Riverside Apartments LLC and Riverside Apartments VA LLC					X
10.7	Second Amendment to Agreement of Purchase and Sale, dated June 12, 2026 between Elme Riverside Apartments LLC and Riverside Apartments VA LLC					X
10.8*§	Purchase and Sale, dated July 23, 2026 between Elme Riverside Apartments LLC and FPA Multifamily, LLC					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)					X
31.2	Certification of the Chief Financial Officer and Chief Administrative Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
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

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

§ Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELME COMMUNITIES

/s/ Paul T. McDermott
Paul T. McDermott
President and Chief Executive Officer
(Principal Executive Officer)

/s/ W. Drew Hammond
W. Drew Hammond
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)
DATE: July 31, 2026